Form 10-Q
period 2022-06-30
AXON ENTERPRISE, INC.
filed 2022-08-09
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022 or
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

The number of shares of the registrant’s common stock outstanding as of August 5, 2022 was 71,077,807.

AXON ENTERPRISE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

Page
Special Note Regarding Forward-Looking Statements	ii

PART I - FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2022 and 2021	2
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three Months and Six Months Ended June 30, 2022 and 2021	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	40
PART II - OTHER INFORMATION	40
Item 1. Legal Proceedings	40
Item 1A. Risk Factors	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3. Defaults Upon Senior Securities	41
Item 4. Mine Safety Disclosures	41
Item 5. Other Information	41
Item 6. Exhibits	42
SIGNATURES	43

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AXON ENTERPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$212,815	$356,332
Marketable securities	45,900	72,180
Short-term investments	118,514	14,510
Accounts and notes receivable, net of allowance of $1,927 and $2,203 as of June 30, 2022 and December 31, 2021, respectively	379,672	320,819
Contract assets, net	196,754	180,421
Inventory	154,297	108,688
Prepaid expenses and other current assets	61,839	56,540
Total current assets	1,169,791	1,109,490
Property and equipment, net	157,916	138,457
Deferred tax assets, net	100,548	127,193
Intangible assets, net	13,934	15,470
Goodwill	45,004	43,592
Long-term investments	24,925	31,232
Long-term notes receivable, net	8,992	11,256
Long-term contract assets, net	28,240	29,753
Strategic investments	281,691	83,520
Other long-term assets	100,982	98,247
Total assets	$1,932,023	$1,688,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,689	$32,220
Accrued liabilities	100,980	103,707
Current portion of deferred revenue	253,185	265,591
Customer deposits	11,330	10,463
Other current liabilities	6,787	6,540
Total current liabilities	432,971	418,521
Deferred revenue, net of current portion	269,477	185,721
Liability for unrecognized tax benefits	7,692	3,797
Long-term deferred compensation	5,517	5,679
Deferred tax liability, net	1	811
Long-term lease liabilities	18,210	20,440
Other long-term liabilities	4,504	5,392
Total liabilities	738,372	640,361
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 71,077,699 and 70,896,856 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	1,139,086	1,095,229
Treasury stock at cost, 20,220,227 shares as of June 30, 2022 and December 31, 2021	(155,947)	(155,947)
Retained earnings	215,716	109,883
Accumulated other comprehensive income (loss)	(5,205)	(1,317)
Total stockholders’ equity	1,193,651	1,047,849
Total liabilities and stockholders’ equity	$1,932,023	$1,688,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales from products	$200,051	$156,427	$376,255	$297,313
Net sales from services	85,562	62,368	165,784	116,501
Net sales	285,613	218,795	542,039	413,814
Cost of product sales	87,502	65,301	166,854	123,917
Cost of service sales	24,148	15,565	45,483	28,615
Cost of sales	111,650	80,866	212,337	152,532
Gross margin	173,963	137,929	329,702	261,282
Operating expenses:
Sales, general and administrative	95,005	177,662	185,134	304,259
Research and development	57,547	53,952	105,963	100,970
Total operating expenses	152,552	231,614	291,097	405,229
Income (loss) from operations	21,411	(93,685)	38,605	(143,947)
Interest and other income, net	47,026	41,841	102,325	42,426
Income (loss) before provision for income taxes	68,437	(51,844)	140,930	(101,521)
Provision for (benefit from) income taxes	17,475	(4,727)	35,097	(6,487)
Net income (loss)	$50,962	$(47,117)	$105,833	$(95,034)
Net income (loss) per common and common equivalent shares:
Basic	$0.72	$(0.72)	$1.49	$(1.47)
Diluted	$0.71	$(0.72)	$1.46	$(1.47)
Weighted average number of common and common equivalent shares outstanding:
Basic	71,040	65,166	70,995	64,604
Diluted	72,283	65,166	72,316	64,604
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$50,962	$(47,117)	$105,833	$(95,034)
Foreign currency translation adjustments	(2,166)	(369)	(3,238)	(368)
Unrealized losses on available-for-sale investments	(161)	—	(650)	—
Comprehensive income (loss)	$48,635	$(47,486)	$101,945	$(95,402)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2021	70,896,856	$1	$1,095,229	20,220,227	$(155,947)	$109,883	$(1,317)	$1,047,849
Issuance of common stock	—	—	(70)	—	—	—	—	(70)
Issuance of common stock under employee plans, net	99,802	—	(1,388)	—	—	—	—	(1,388)
Stock-based compensation	—	—	25,088	—	—	—	—	25,088
Net income	—	—	—	—	—	54,871	—	54,871
Other comprehensive loss, net	—	—	—	—	—	—	(1,561)	(1,561)
Balance, March 31, 2022	70,996,658	$1	$1,118,859	20,220,227	$(155,947)	$164,754	$(2,878)	$1,124,789
Issuance of common stock		—	(4)	—	—	—	—	(4)
Issuance of common stock under employee plans, net	81,041	—	(931)	—	—	—	—	(931)
Stock-based compensation	—	—	21,162	—	—	—	—	21,162
Net income	—	—	—	—	—	50,962	—	50,962
Other comprehensive loss, net	—	—	—	—	—	—	(2,327)	(2,327)
Balance, June 30, 2022	71,077,699	$1	$1,139,086	20,220,227	$(155,947)	$215,716	$(5,205)	$1,193,651

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2020	63,766,555	$1	$962,159	20,220,227	$(155,947)	$169,901	$141	$976,255
Issuance of common stock under employee plans, net	906,536	—	(7,045)	—	—	—	—	(7,045)
Stock-based compensation	—	—	89,610	—	—	—	—	89,610
Net loss	—	—	—	—	—	(47,917)	—	(47,917)
Foreign currency translation adjustments	—	—	—	—	—	—	1	1
Balance, March 31, 2021	64,673,091	$1	$1,044,724	20,220,227	$(155,947)	$121,984	$142	$1,010,904
Issuance of common stock under employee plans	1,001,255	—	(3,268)	—	—	—	—	(3,268)
Stock-based compensation	—	—	137,549	—	—	—	—	137,549
Net loss	—	—	—	—	—	(47,117)	—	(47,117)
Foreign currency translation adjustments	—	—	—	—	—	—	(369)	(369)
Balance, June 30, 2021	65,674,346	$1	$1,179,005	20,220,227	$(155,947)	$74,867	$(227)	$1,097,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$105,833	$(95,034)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,965	8,582
Purchase accounting adjustments to goodwill	58	—
Loss on disposal and abandonment of intangible assets	48	130
Loss on disposal and impairment of property and equipment, net	189	43
Realized and unrealized gains on strategic investments and marketable securities, net	(103,836)	(40,855)
Stock-based compensation	46,250	227,159
Deferred income taxes	26,050	(6,889)
Unrecognized tax benefits	3,895	47
Bond amortization	301	3,110
Noncash lease expense	3,279	2,650
Provision for expected credit losses	183	62
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(80,247)	(3,988)
Inventory	(47,109)	(1,848)
Prepaid expenses and other assets	(2,688)	(13,320)
Accounts payable, accrued and other liabilities	24,569	(10,381)
Deferred revenue	74,600	25,647
Net cash provided by operating activities	63,340	95,115
Cash flows from investing activities:
Purchases of investments	(108,240)	(238,288)
Proceeds from call / maturity of investments	9,473	294,814
Exercise of warrants of strategic investments	(6,555)	—
Proceeds from sale of strategic investments	—	14,546
Purchases of property and equipment	(29,847)	(24,031)
Proceeds from disposal of property and equipment	91	48
Purchases of intangible assets	(104)	(143)
Strategic investments	(61,500)	(20,500)
Business acquisition, net of cash acquired	(2,104)	—
Net cash provided (used) in investing activities	(198,786)	26,446
Cash flows from financing activities:
Net proceeds from equity offering	(74)	—
Income and payroll tax payments for net-settled stock awards	(2,319)	(10,312)
Net cash used in financing activities	(2,393)	(10,312)
Effect of exchange rate changes on cash and cash equivalents	(3,910)	(319)
Net increase (decrease) in cash and cash equivalents	(141,749)	110,930
Cash and cash equivalents and restricted cash, beginning of period	356,438	155,551
Cash and cash equivalents and restricted cash, end of period	$214,689	$266,481

Supplemental disclosures:
Cash and cash equivalents	$212,815	$266,372
Restricted cash (Note 1)	1,874	109
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$214,689	$266,481

Cash paid for income taxes, net of refunds	$2,289	$5,295

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$2,009	$571

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2021, as filed on Form 10-K, with the exception of our adoption of certain accounting pronouncements which we describe below. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2021. The results of operations for the three months and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

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

Geographic Information and Major Customers / Suppliers

For the three and six months ended June 30, 2022, no individual country outside the U.S. represented more than 10% of total net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of our customers. For the three and six months ended June 30, 2022, no customer represented more than 10% of total net sales. At June 30, 2022 and December 31, 2021, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per share:
Net income (loss)	$50,962	$(47,117)	$105,833	$(95,034)
Denominator:
Weighted average shares outstanding	71,040	65,166	70,995	64,604
Dilutive effect of stock-based awards	1,243	—	1,321	—
Diluted weighted average shares outstanding	72,283	65,166	72,316	64,604
Anti-dilutive stock-based awards excluded	2,991	10,537	2,912	8,950
Net income (loss) per common share:
Basic	$0.72	$(0.72)	$1.49	$(1.47)
Diluted	$0.71	$(0.72)	$1.46	$(1.47)

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

Changes in our estimated product warranty liabilities were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Balance, beginning of period	$2,822	$769
Utilization of reserve	(1,574)	(481)
Warranty expense	380	613
Balance, end of period	$1,628	$901

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

We have cash equivalents and investments, which at June 30, 2022 and December 31, 2021 were comprised of money market funds, commercial paper, corporate bonds, municipal bonds, U.S. Government agency bonds, and U.S. Treasury bills. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Included in the balance of other long-term assets as of June 30, 2022 and December 31, 2021 was $4.2 million and $5.3 million, respectively, related to corporate-owned life insurance policies which are used to fund our deferred compensation

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

plan. We determine the fair value of insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.

We have an investment in marketable securities, for which changes in fair value are recorded in the condensed consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in interest and other income, net.

We have strategic investments in six unconsolidated affiliates as of June 30, 2022. The estimated fair value of the investments was determined based on Level 3 inputs. In determining the estimated fair value of our strategic investments in privately held companies, we utilize observable data available to us as discussed further in Note 7.

Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the condensed consolidated balance sheet.

Restricted Cash

Restricted cash balances as of June 30, 2022 were $1.9 million primarily related to funds held in an international bank account securing a guarantee and funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. Approximately $1.8 million was included in prepaid expenses and other current assets on our condensed consolidated balance sheet, with the remainder included in other long-term assets. Restricted cash balances as of December 31, 2021 included $0.1 million primarily related to funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. Approximately half of the balance was included in prepaid expenses and other current assets on our condensed consolidated balance sheet, with the remainder included in other long-term assets.

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

Note 2 - Revenues

Nature of Products and Services

The following tables present our revenues by primary product and service offering (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER 7	$53,440	$—	$53,440	$28,128	—	$28,128
TASER X26P	12,339	—	12,339	9,569	—	9,569
TASER X2	4,534	—	4,534	16,145	—	16,145
TASER Consumer devices	1,687	—	1,687	1,701	—	1,701
Cartridges	49,845	—	49,845	46,678	—	46,678
Axon Body	—	27,468	27,468	—	19,927	19,927
Axon Flex	—	621	621	—	1,088	1,088
Axon Fleet	—	15,881	15,881	—	5,247	5,247
Axon Dock	—	5,849	5,849	—	5,509	5,509
Axon Evidence and cloud services	3,720	81,911	85,631	1,702	60,367	62,069
Extended warranties	7,459	12,498	19,957	5,857	8,149	14,006
Other	2,562	5,799	8,361	2,748	5,980	8,728
Total	$135,586	$150,027	$285,613	$112,528	$106,267	$218,795

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER 7	$103,506	$—	$103,506	$62,119	—	$62,119
TASER X26P	21,818	—	21,818	19,532	—	19,532
TASER X2	8,153	—	8,153	28,923	—	28,923
TASER Pulse	3,383	—	3,383	3,906	—	3,906
Cartridges	87,670	—	87,670	77,096	—	77,096
Axon Body	—	57,176	57,176	—	39,683	39,683
Axon Flex	—	1,950	1,950	—	1,993	1,993
Axon Fleet	—	29,701	29,701	—	9,010	9,010
Axon Dock	—	13,329	13,329	—	12,429	12,429
Axon Evidence and cloud services	6,737	161,850	168,587	3,098	112,661	115,759
Extended warranties	14,138	21,559	35,697	11,503	15,649	27,152
Other	4,541	6,528	11,069	5,350	10,862	16,212
Total	$249,946	$292,093	$542,039	$211,527	$202,287	$413,814

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
United States	$228,446	80%	$164,908	75%	$442,660	82%	$325,294	79%
Other countries	57,167	20	53,887	25	99,379	18	88,520	21
Total	$285,613	100%	$218,795	100%	$542,039	100%	$413,814	100%

Contract Balances

The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the six months ended June 30, 2022 (in thousands):

June 30, 2022
Contract assets, net	$224,994
Contract liabilities (deferred revenue)	522,662
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	172,675

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$16,038	$18,222	$34,260	$21,257	$4,766	$26,023
Software and Sensors	19,736	22,078	41,814	23,175	18,137	41,312
	35,774	40,300	76,074	44,432	22,903	67,335
Hardware:
TASER	26,579	20,016	46,595	12,944	28,727	41,671
Software and Sensors	47,149	94,855	142,004	34,862	81,223	116,085
	73,728	114,871	188,599	47,806	109,950	157,756
Services:
TASER	3,102	6,555	9,657	2,701	3,482	6,183
Software and Sensors	140,581	107,751	248,332	170,652	49,386	220,038
	143,683	114,306	257,989	173,353	52,868	226,221
Total	$253,185	$269,477	$522,662	$265,591	$185,721	$451,312

	June 30, 2022			December 31, 2021
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$45,719	$44,793	$90,512	$36,902	$36,975	$73,877
Software and Sensors	207,466	224,684	432,150	228,689	148,746	377,435
Total	$253,185	$269,477	$522,662	$265,591	$185,721	$451,312

Remaining Performance Obligations

As of June 30, 2022, we had approximately $3.33 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of June 30, 2022. We expect to recognize between 15% - 20% of this balance over the next twelve months, and generally expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3 - Cash, Cash Equivalents and Investments

The following tables summarize our cash, cash equivalents, marketable securities, and available-for-sale investments at June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Marketable	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Securities	Investments	Investments
Cash	$155,582	$—	$—	$155,582	$155,582	$—	$—	$—

Level 1:
Money market funds	43,550	—	—	43,550	43,550	—	—	—
Agency bonds	26,601	5	(2)	26,604	8,484	—	18,120	—
Treasury bills	28,390	—	(24)	28,366	—	—	22,690	5,676
Marketable securities	90,000	—	(44,100)	45,900	—	45,900	—	—
Subtotal	188,541	5	(44,126)	144,420	52,034	45,900	40,810	5,676
Level 2:
State and municipal obligations	5,814	1	(35)	5,780	—	—	4,257	1,523
Corporate bonds	57,609	11	(1,027)	56,593	5,199	—	33,668	17,726
Commercial paper	39,779	—	—	39,779	—	—	39,779	—
Subtotal	103,202	12	(1,062)	102,152	5,199	—	77,704	19,249
Total	$447,325	$17	$(45,188)	$402,154	$212,815	$45,900	$118,514	$24,925

As of June 30, 2022, we had $86.7 million of investments with unrealized losses.

During the year ended December 31, 2021, we acquired 9,000,000 shares of common stock of Cellebrite DI Ltd (“CLBT”) with a fair value of $90.0 million. The CLBT common stock is recorded as marketable securities in the accompanying condensed consolidated balance sheets and its fair value is adjusted every reporting period. Changes in fair value are recorded in the condensed consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in interest and other income, net. During the three and six months ended June 30, 2022, we recorded an unrealized loss on marketable securities of $11.7 million and $26.3 million, respectively, relating to CLBT.

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

The following table provides a roll-forward of the allowance for expected credit losses that is deducted from the amortized cost basis of accounts receivable, notes receivable, and contract assets to present the net amount expected to be collected (in thousands):

	Six Months Ended June 30, 2022
	United States	Other countries	Total
Balance, beginning of period	$3,171	$178	$3,349
Provision for expected credit losses	(50)	233	183
Amounts written off charged against the allowance	(396)	-	(396)
Other, including foreign currency translation	-	(3)	(3)
Balance, end of period	$2,725	$408	$3,133

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2022 and December 31, 2021, the allowance for expected credit losses for each type of customer receivable was as follows (in thousands):

	June 30,	December 31,
	2022	2021
Accounts receivable and notes receivable, current	$1,927	$2,203
Contract assets, net	1,058	1,010
Long-term notes receivable, net of current portion	148	136
Total allowance for expected credit losses on customer receivables	$3,133	$3,349

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

Inventory consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$50,995	$38,267
Finished goods	103,302	70,421
Total inventory	$154,297	$108,688

Note 6 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated
	Useful Life	June 30, 2022	December 31, 2021
Land	N/A	$51,612	$54,868
Land held for sale	N/A	3,173	—
Building and leasehold improvements	3-39 years	26,745	25,712
Production equipment	3-5 years	54,879	54,090
Computers, equipment and software	3-5 years	21,338	15,343
Furniture and office equipment	3-5 years	7,407	6,838
Vehicles	5 years	3,624	2,932
Website development costs	3 years	204	204
Capitalized internal-use software development costs	3-5 years	13,994	11,996
Construction-in-process	N/A	42,904	25,258
Total cost		225,880	197,241
Less: Accumulated depreciation		(67,964)	(58,784)
Property and equipment, net		$157,916	$138,457

During the three months ended June 30, 2022, we reclassified a plat of land as held for sale which we anticipate dedicating to the City of Scottsdale pursuant to our existing public infrastructure reimbursement development agreement.

Construction-in-process includes $21.2 million and $12.4 million related to the development of our new campus at June 30, 2022 and December 31, 2021, respectively.

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

In conjunction with certain of our strategic investments, we have the ability to commit additional capital over time through warrants and call options; for some investments, the exercisability and exercise prices are conditional on the achievement of certain performance metrics.

The following tables provide a roll-forward of the balance of strategic investments (in thousands):

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Strategic investments	Warrants	Call options	Total	Strategic investments	Warrants	Total
Balance, beginning of period	$80,775	$2,745	$—	$83,520	$9,500	$2,211	$11,711
Investments	45,160	—	16,340	61,500	20,500	—	20,500
Observable price changes (1)	41,502	28,539	—	70,041	40,321	534	40,855
Exercises	96,719	(30,089)	—	66,630	—	—	—
Sales	—	—	—	—	(14,546)	—	(14,546)
Balance, end of period	$264,156	$1,195	$16,340	$281,691	$55,775	$2,745	$58,520

	Inception to date
	Strategic investments	Warrants	Call options	Total
Investments	$97,728	$2,588	$16,340	$116,656
Observable price changes (1)	84,255	28,696	—	112,951
Exercises	96,719	(30,089)	—	66,630
Sales	(14,546)	—	—	(14,546)
Balance, end of period	$264,156	$1,195	$16,340	$281,691

(1)	Includes a realized gain of $12.3 million for the six months ended June 30, 2021.

During the three months ended June 30, 2022, we made minority, non-controlling investments in Dedrone, Inc., Fusus, Inc., and  DroneSense, Inc. for $25.0 million, $21.0 million, and $15.0 million, respectively. We were also issued warrants that give us the ability to purchase additional preferred stock, and call options to acquire all of the outstanding equity for each of these investments.

During the six months ended June 30, 2022, certain of our strategic investees issued new equity to us and/or other investors. These events represented observable price changes for our existing investments and related warrants, resulting in a net unrealized gain of $70.0 million. In addition, we exercised warrants in one of our strategic investees for a total exercise price of $6.6 million, resulting in an unrealized gain of $60.1 million that was recognized in earnings for the quarter ended June 30, 2022. The estimated fair value of the investments were calculated using valuation techniques that included both observable and unobservable inputs. This estimated fair value reflects a value that was lower than the issue per share of the new equity issued by the strategic investees because of different characteristics of the newly issued equity instruments compared to our existing investments. The valuation techniques included both Level 2 and Level 3 inputs as defined by ASC Topic 820.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8 - Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Accrued salaries, benefits and bonus	$53,360	$62,425
Accrued professional, consulting and lobbying fees	6,907	7,152
Accrued warranty expense	1,628	2,822
Accrued income and other taxes	6,420	3,736
Accrued inventory in transit	9,625	9,945
Other accrued expenses	23,040	17,627
Accrued liabilities	$100,980	$103,707

Note 9 - Income Taxes

We file income tax returns for federal purposes and in many states, as well as in multiple foreign jurisdictions. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three to four years, but can be up to ten years in some jurisdictions following the tax year to which these filings relate. We have been previously notified that an income tax audit may commence for Axon Public Safety Southeast Asia LLC, our entity in Vietnam; however, there has been no audit activity to date.

Deferred Tax Assets

Net deferred income tax assets at June 30, 2022, primarily include R&D tax credits, stock-based compensation expense, deferred revenue, accruals and reserves, R&D capitalization, net of amortization and net operating losses, partially offset by accelerated depreciation expense, unrealized investment gains, and valuation allowance reserve. Our total net deferred tax assets at June 30, 2022 were $100.5 million.

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

As of June 30, 2022, management continues to believe the positive evidence from projected future earnings outweighs the negative evidence and a valuation allowance is not needed. We have concluded that a valuation allowance is necessary against unrealized investment losses and related costs incurred in connection with certain investments. Additionally, we do have Arizona R&D tax credits expiring unutilized each year; therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized, and a valuation allowance has been recorded against this net asset.

In Australia, we have determined that sufficient deferred tax liabilities will reverse in order to realize all assets except one long-lived intangible where there is not an expectation that the asset may be realized. Therefore, we continue to recognize a partial valuation allowance for Australia.

We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal and state income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $19.6 million as of

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2022. Should the unrecognized benefit of $19.6 million be recognized, our effective tax rate would be favorably impacted. Approximately $10.9 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D deferred tax asset.

Effective Tax Rate

Our overall effective tax rate for the six months ended June 30, 2022, after discrete period adjustments, was 24.9%. Before discrete adjustments, the tax rate was 26.0%, which differs from the federal statutory rate, primarily due to the impact of R&D tax credits offset by the executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m) and an increase in valuation allowance and unrecognized tax benefits, on projected pre-tax income for the year. The effective tax rate was favorably impacted by a $1.6 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for restricted stock units (“RSUs”) and performance stock units (“PSUs”) that vested during the six months ended June 30, 2022.

Note 10 - Stockholders’ Equity

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

The first ten market capitalization goals have been achieved as of June 30, 2022. As of June 30, 2022, 5.3 million stock options have been certified by the Compensation Committee and vested. As twelve operational goals have been achieved or are considered probable of achievement, we recorded stock-based compensation expense of $236.0 million related to the CEO Performance Award from the grant date through June 30, 2022. The number of stock options that would vest related to the remaining unvested tranches is approximately 1.1 million shares. As of June 30, 2022, we had $9.9 million of total unrecognized stock-based compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 1.1 years.

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

The market capitalization and operational goals are identical to the CEO Performance Award, but a different number of shares is used to calculate the market capitalization goals if shares outstanding exceed the XSU Maximum. Additionally, because the grant date is different than that of the CEO Performance Award, the measurement period for market capitalization is not identical. As of June 30, 2022, actual shares outstanding exceeded the XSU Maximum. Accordingly, market capitalization as calculated for the purposes of achieving additional goals uses the lower XSU Maximum share amount rather than actual shares outstanding.

The first nine market capitalization goals have been achieved as of June 30, 2022. The tenth market capitalization goal has not yet been attained, though the related operational goal was achieved as of September 30, 2021. As all twelve operational goals have been achieved or are considered probable of achievement, we recorded stock-based compensation expense of $180.8 million related to the XSU awards from their respective grant dates through June 30, 2022. The number of XSU awards that would vest related to the remaining three tranches is approximately 1.2 million shares. As of June 30, 2022, we had $14.8 million of total unrecognized stock-based compensation expense, which will be recognized over a weighted-average period of 1.6 years.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2022 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	1,115	$133.40
Granted	324	121.16
Released	(170)	77.07
Forfeited	(103)	137.01
Units outstanding, end of period	1,166	137.85	$108,680

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $93.17 multiplied by the number of RSUs outstanding. As of June 30, 2022, there was $118.2 million in unrecognized compensation costs related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.1 years. RSUs are released when vesting requirements are met.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain RSUs that vested in the six months ended June 30, 2022 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to RSUs were approximately seven thousand and had a value of $0.9 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Performance Stock Units

The following table summarizes PSU activity, inclusive of XSUs, for the six months ended June 30, 2022 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	1,499	$39.86
Granted	88	114.78
Released	(33)	118.08
Forfeited	(166)	28.78
Units outstanding, end of period	1,388	44.06	$129,308

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $93.17 per share, multiplied by the number of PSUs outstanding. As of June 30, 2022, there was $23.7 million in unrecognized compensation costs related to PSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the PSUs over a weighted average period of 1.6 years. PSUs are released when vesting requirements are met.

As of June 30, 2022, the performance criteria had been met for approximately twenty thousand of the 1.4 million PSUs outstanding.

Certain PSUs that vested in the six months ended June 30, 2022 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to PSUs were approximately twelve thousand and had a value of $1.4 million on their respective vesting dates as determined by the closing stock price on such dates.  Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2022 (number of units and aggregate intrinsic value in thousands):

Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Aggregate
	Options	Price	Life (years)	Intrinsic Value
Options outstanding, beginning of year	2,438	$28.58
Granted	—	—
Exercised	—	—
Expired / terminated	—	—
Options outstanding, end of period	2,438	28.58	5.66	$157,468
Options exercisable, end of period	1,377	28.58	5.66	88,939

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $93.17 on June 30, 2022. There were no options exercised for the six months ended June 30, 2022. As of June 30, 2022, total options outstanding included 1.1 million unvested performance-based stock options, which relate to the CEO Performance Award and are probable of achievement.

Stock-based Compensation Expense

The following table summarizes the composition of stock-based compensation expense for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of products sold and services delivered	$1,066	$1,838	$2,174	$3,327
Sales, general and administrative expenses	8,610	114,089	21,592	185,104
Research and development expenses	11,486	21,622	22,484	38,728
Total stock-based compensation expense	$21,162	$137,549	$46,250	$227,159

Stock Incentive Plan

In May 2022, our shareholders approved the Axon Enterprise, Inc. 2022 Stock Incentive Plan (the “2022 Plan”) authorizing an additional 2.5 million shares, plus remaining available shares under prior plans, for issuance under the new plan. Combined with the 2019 Plan and other legacy stock incentive plans, there are 3.4 million shares available for grant as of June 30, 2022.

Stock Inducement Plan

In September 2019, our Board of Directors adopted the Axon Enterprise, Inc. 2019 Stock Inducement Plan (the “2019 Inducement Plan”) pursuant to which we reserved 500,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employed by us (or following such individuals’ bona fide periods of non-employment by us), as an inducement material to the individuals’ entry into employment with us. The terms and conditions of the 2019 Inducement Plan are substantially similar to our stockholder-approved 2019 Plan and 2022 Plan. On April 6, 2022, we granted 29,507 shares from the 2019 Inducement Plan to new employees who joined the Company as a result of an acquisition. As of June 30, 2022, there were less than one hundred shares available for grant under the 2019 Inducement Plan.

Stock Repurchase Plan

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. During the three months ended June 30, 2022 and 2021, no common shares were purchased under the program. As of June 30, 2022, $16.3 million remains available under the plan for future purchases. Any future purchases will be discretionary.

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

Note 11 - Line of Credit

We have a $50.0 million unsecured revolving line of credit with a domestic bank, of which $20.0 million is available for letters of credit. The credit agreement matures on December 31, 2023 and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments.

At June 30, 2022 and December 31, 2021, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of June 30, 2022, we had letters of credit outstanding of approximately $6.5 million under the facility and available borrowing of $43.5 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.

We are required to comply with a maximum funded debt to EBITDA ratio of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At June 30, 2022, our funded debt to EBITDA ratio was 0.00 to 1.00.

Note 12 - Commitments and Contingencies

Data Storage Renewal Commitment

In June 2022, we entered into a purchase agreement for cloud hosting with a six year term beginning July 1, 2022. The purchase agreement includes a total commitment of $425.0 million.

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

U.S. Federal Trade Commission Litigation

The U.S. Federal Trade Commission (“FTC”) filed an administrative enforcement action in January 2020 regarding our May 2018 acquisition of an insolvent body worn camera competitor, Vievu LLC. The FTC alleges the merger was anticompetitive and adversely affected the BWC and digital evidence management market for “large metropolitan police departments,” which we deny. The administrative hearing remains stayed pending our federal court constitutional challenges to the FTC’s structure and administrative processes. Even if we ultimately are required to divest Vievu and other assets, any such result will not interfere with our ability to meet contractual obligations or implement our solutions.

Prior to the FTC’s enforcement action, we sued the FTC in federal court in the District of Arizona for declaratory and injunctive relief alleging the FTC’s structure and administrative processes violate Article II of the U.S. Constitution and our Fifth Amendment rights to due process and equal protection. The district court dismissed the action, without prejudice, for lack of jurisdiction. The Ninth Circuit affirmed in a split decision but granted our motion to stay the appellate mandate pending the filing of its petition for certiorari with the U.S. Supreme Court. On January 24, 2022, the Supreme Court granted our petition. Merits briefing is now in process with oral argument set for November 7, 2022. The FTC’s administrative case will remain stayed pending resolution of the Supreme Court proceedings.

In parallel to these matters, we are evaluating strategic alternatives to litigation, which we might pursue if determined to be in the best interests of shareholders and customers. This could include a divestiture of the Vievu entity and/or related assets and the licensure of certain intellectual and other intangible property. While we continue to believe the acquisition of Vievu was lawful and a benefit to Vievu’s customers, the cost, risk and distraction of protracted litigation merit consideration of settlement if achievable on terms agreeable to the FTC and Axon.

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

Based on our assessment of outstanding litigation and claims as of June 30, 2022, we have determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements

Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At June 30, 2022, we had outstanding letters of credit of $6.5 million that are expected to expire throughout 2023. We also had outstanding letters of credit of $0.4 million that do not draw against our credit

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

facility. The outstanding letters of credit that do not draw against our credit facility are expected to expire in May 2023. Additionally, we had $21.1 million of outstanding surety bonds at June 30, 2022, with $3.1 million expiring in 2022, $7.5 million expiring in 2023 and the remaining $10.5 million expiring in 2024.

Note 13 – Accumulated Other Comprehensive Income (loss)

The following tables reflect the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Gains (Losses)
	on Available-for-Sale	Foreign Currency
	Investments	Translation	Total
Balance, December 31, 2021	$(207)	$(1,110)	$(1,317)
Other comprehensive loss	(489)	(1,072)	(1,561)
Balance, March 31, 2022	$(696)	$(2,182)	$(2,878)
Other comprehensive loss	(161)	(2,166)	(2,327)
Balance, June 30, 2022	$(857)	$(4,348)	$(5,205)

	Unrealized Gains (Losses)
	on Available-for-Sale	Foreign Currency
	Investments	Translation	Total
Balance, December 31, 2020	$—	$141	$141
Other comprehensive income	—	1	1
Balance, March 31, 2021	$—	$142	$142
Other comprehensive loss	—	(369)	(369)
Balance, June 30, 2021	$—	$(227)	$(227)

Note 14 - Employee Benefit Plans

We have a defined contribution 401(k) plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum amount allowed by law of their eligible compensation. Contributions to the plan are made by both the employee and us. Our contributions to the 401(k) plan are based on the level of employee contributions and are immediately vested. Future matching contributions to the plans are at our sole discretion.

We also sponsor defined contribution plans in Australia, Canada, Finland, and the United Kingdom.

Our matching contributions for all defined contribution plans were $2.3 million and $1.8 million for the three months ended June 30, 2022 and 2021, respectively, and $5.4 million and $3.8 million for the six months ended June 30, 2022 and 2021, respectively.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15 - Segment Data

Our operations are comprised of two reportable segments: the TASER segment and the Software and Sensors segment.

Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Net sales from products	$131,721	$68,330	$200,051	$110,637	$45,790	$156,427
Net sales from services	3,865	81,697	85,562	1,891	60,477	62,368
Net sales	135,586	150,027	285,613	112,528	106,267	218,795
Cost of product sales	48,463	39,039	87,502	37,701	27,600	65,301
Cost of service sales	—	24,148	24,148	145	15,420	15,565
Cost of sales	48,463	63,187	111,650	37,846	43,020	80,866
Gross margin	$87,123	$86,840	$173,963	$74,682	$63,247	$137,929

Research and development	$13,316	$44,231	$57,547	$12,313	$41,639	$53,952

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Net sales from products	$242,875	$133,380	$376,255	$207,939	89,374	$297,313
Net sales from services	7,071	158,713	165,784	3,588	112,913	116,501
Net sales	249,946	292,093	542,039	211,527	202,287	413,814
Cost of product sales	89,088	77,766	166,854	70,646	53,271	123,917
Cost of service sales	—	45,483	45,483	145	28,470	28,615
Cost of sales	89,088	123,249	212,337	70,791	81,741	152,532
Gross margin	$160,858	$168,844	$329,702	$140,736	$120,546	$261,282

Research and development	$23,212	$82,751	$105,963	$21,556	$79,414	$100,970

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2022, and results of operations for the three and six months ended June 30, 2022 and 2021, should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes in our 2021 Annual Report on Form 10-K filed with the SEC on February 25, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2021 Annual Report on Form 10-K. See also "Special Note Regarding Forward-Looking Statements" on page ii of this Quarterly Report on Form 10-Q.

Overview

Axon is the global leader in connected public safety technologies. We are a mission-driven company whose overarching goal is to protect life. Our vision is a world where bullets are obsolete, where social conflict is dramatically reduced, where everyone has access to a fair and effective justice system and where racial equity, diversity and inclusion is centered in all of our work. Axon is also a leading provider of body cameras for US public safety, providing more transparency and accountability to communities than ever before.

Our revenues for the three months ended June 30, 2022 were $285.6 million, an increase of $66.8 million, or 30.5%, from the comparable period in the prior year. We had income from operations of $21.4 million compared to a loss from operations of $93.7 million for the same period in the prior year. Gross margin dollars increased $36.0 million but decreased as a percentage of revenue compared to the three months ended June 30, 2021, reflecting higher freight and labor costs. Operating expenses decreased $79.1 million, reflecting a decrease of $115.6 million in stock-based compensation expense primarily related to the CEO Performance Award and XSPP, partially offset by an increase in salaries, benefits, and bonus expense, and increases in sales, marketing, and professional and consulting expense.  Net income of $51.0 million included net unrealized gains of $59.7 million related to observable price changes for our existing investments and related warrants and an unrealized loss of $11.7 million on marketable securities related to our investment in CLBT, compared to net loss of $47.1 million for the comparable period in the prior year.

Our revenues for the six months ended June 30, 2022 were $542.0 million, an increase of $128.2 million, or 31.0%, from the comparable period in the prior year. We had income from operations of $38.6 million compared to a loss from operations of $143.9 million for the same period in the prior year. Gross margin dollars increased $68.4 million but decreased as a percentage of revenue compared to the six months ended June 30, 2021. Operating expenses decreased $114.1 million, reflecting a decrease of $179.8 million in stock-based compensation expense primarily related to the CEO Performance Award and XSPP, partially offset by an increase in salaries, benefits, and bonus expense, and increases in travel and commissions expense. For the six months ended June 30, 2022, we recorded net income of $105.8 million, which reflected net unrealized gains of $130.1 million related to observable price changes for our existing investments and related warrants and an unrealized loss of $26.3 million on marketable securities related to our investment in CLBT, compared to net loss of $95.0 million for the comparable period in the prior year.

Outlook

For the year ending December 31, 2022, we revised our full year revenue expectations to approximately $1.07 billion to $1.12 billion. We are revising our expected 2022 capital expenditures to approximately $80 million to $90 million, which includes up to $25 million for development of our manufacturing facility and campus in Scottsdale, Arizona, approximately $40 million to support capacity expansion and automation of TASER devices, and the remainder on additional investments to support our continued growth.

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 31, 2021

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended June 30,
	2022		2021
Net sales from products	$200,051	70.0%	$156,427	71.5%
Net sales from services	85,562	30.0	62,368	28.5
Net sales	285,613	100.0	218,795	100.0
Cost of product sales	87,502	30.6	65,301	29.8
Cost of service sales	24,148	8.5	15,565	7.1
Cost of sales	111,650	39.1	80,866	36.9
Gross margin	173,963	60.9	137,929	63.0
Operating expenses:
Sales, general and administrative	95,005	33.3	177,662	81.2
Research and development	57,547	20.2	53,952	24.7
Total operating expenses	152,552	53.5	231,614	105.9
Income (loss) from operations	21,411	7.4	(93,685)	(42.9)
Interest and other income, net	47,026	16.5	41,841	19.1
Income (loss) before provision for income taxes	68,437	23.9	(51,844)	(23.7)
Provision for (benefit from) income taxes	17,475	6.1	(4,727)	(2.2)
Net income (loss)	$50,962	17.8%	$(47,117)	(21.5)%

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended June 30,
	2022		2021
United States	$228,446	80%	$164,908	75%
Other countries	57,167	20	53,887	25
Total	$285,613	100%	$218,795	100%

International revenue increased compared to the prior year comparable period, driven primarily by increased sales in our Asia-Pacific (“APAC”) region.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended June 30,				Dollar	Percent
	2022		2021		Change	Change
TASER segment:
TASER 7	$53,440	18.7%	$28,128	12.9%	$25,312	90.0%
TASER X26P	12,339	4.3	9,569	4.4	2,770	28.9
TASER X2	4,534	1.6	16,145	7.4	(11,611)	(71.9)
TASER Consumer devices	1,687	0.6	1,701	0.8	(14)	(0.8)
Cartridges	49,845	17.5	46,678	21.3	3,167	6.8
Axon Evidence and cloud services	3,720	1.3	1,702	0.8	2,018	118.6
Extended warranties	7,459	2.6	5,857	2.7	1,602	27.4
Other	2,562	0.9	2,748	1.2	(186)	(6.8)
Total TASER segment	135,586	47.5	112,528	51.5	23,058	20.5
Software and Sensors segment:
Axon Body	27,468	9.6	19,927	9.1	7,541	37.8
Axon Flex	621	0.2	1,088	0.5	(467)	(42.9)
Axon Fleet	15,881	5.6	5,247	2.4	10,634	202.7
Axon Dock	5,849	2.0	5,509	2.5	340	6.2
Axon Evidence and cloud services	81,911	28.7	60,367	27.6	21,544	35.7
Extended warranties	12,498	4.4	8,149	3.7	4,349	53.4
Other	5,799	2.0	5,980	2.7	(181)	(3.0)
Total Software and Sensors segment	150,027	52.5	106,267	48.5	43,760	41.2
Total net sales	$285,613	100.0%	$218,795	100.0%	$66,818	30.5%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended June 30,		Unit	Percent
	2022	2021	Change	Change
TASER 7	32,790	17,711	15,079	85.1
TASER X26P	8,831	7,012	1,819	25.9
TASER X2	2,745	9,788	(7,043)	(72.0)
TASER Consumer devices	5,157	6,307	(1,150)	(18.2)
Cartridges	1,536,332	1,413,329	123,003	8.7
Axon Body	59,851	45,572	14,279	31.3
Axon Flex	1,136	1,846	(710)	(38.5)
Axon Fleet	6,146	2,462	3,684	149.6
Axon Dock	5,314	5,283	31	0.6

Net sales for the TASER segment increased 20.5% primarily due to an increase of $25.3 million in TASER 7 devices that was partially offset by a decrease of sales in TASER X2 devices by $11.6 million. We continue to see a shift to purchases of our latest generation device, TASER 7, from legacy devices. TASER 7 revenue was impacted by higher average selling prices and an increase in unit sales. The increase in revenue from Axon Evidence and cloud services was driven by an increase in the number of TASER 7 devices in the field and VR training. Cartridge revenue was impacted by an increase in unit sales and by lower average selling prices. Offsetting the increases were decreased unit sales for our TASER X2 devices.

Net sales for the Software and Sensors segment increased 41.2% year over year for the three months ended June 30, 2022 as we continued to add users and associated devices to our network. The increase in the aggregate number of users drove the majority of the increase in Axon Evidence revenue of $21.5 million. The $10.6 million increase in Axon Fleet revenue was primarily driven by higher unit sales and higher average selling prices. Our newest Fleet product, Axon

Fleet 3, which includes automated license plate reader technology, began shipping on June 30, 2021. Increased unit sales of our Axon Body 3 camera drove the $7.9 million increase in Axon Body and Axon Dock revenue. Increases in Axon Body and Axon dock revenue drove the $4.3 million increase in extended warranties, as most of those devices are sold with extended warranties.

We consider total company future contracted revenues a forward-looking performance indicator. As of June 30, 2022, we had approximately $3.33 billion of total company future contracted revenue, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. We expect to recognize between 15% - 20% of this balance over the next twelve months, and expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Cost of Product and Service Sales

Within the TASER segment, cost of product and service sales increased to $48.5 million for the three months ended June 30, 2022 from $37.8 million for the same period in 2021, primarily related to higher unit sales. Cost as a percentage of sales increased to 35.7% from 33.6%. The increase was primarily attributable to higher freight and labor costs as well as increased manufacturing overhead costs due to expanding our manufacturing footprint. While we continue to adjust strategic inventory levels based on areas of risk to mitigate potential supply disruptions, global supply conditions and local closures related to the COVID-19 pandemic could further impact our margins.

Within the Software and Sensors segment, cost of product and service sales increased to $63.2 million for the three months ended June 30, 2022 from $43.0 million for the same period in 2021. Cost as a percentage of sales increased to 42.1% from 40.5%. The increase was primarily driven by product mix. We expect to realize cost savings related to the new cloud hosting contract of approximately $2.5 million per quarter as compared to our current spend level; however, overall cloud hosting costs will continue to increase as we continue to add users to the Axon network.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment decreased to 64.3% from 66.4% for the three months ended June 30, 2022 and 2021, respectively. The decrease was a result of higher labor costs and increased freight. We expect to increase operational spend as we are investing for scale and increased production capacity.

As a percentage of net sales, gross margin for the Software and Sensors segment decreased to 57.9% from 59.5% for the three months ended June 30, 2022 and 2021, respectively. Within the Software and Sensors segment, hardware gross margin increased to 42.9% for the three months ended June 30, 2022 compared to 39.7% for the same period in 2021 due to increased unit sales of Axon Body 3 and higher average selling prices. Service margins decreased to 70.4% for the three months ended June 30, 2022 from 74.5% for the same period in 2021 due to the mix of services provided.

Sales, General and Administrative Expenses

Sales, general and administrative ("SG&A") expenses were comprised as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar	Percent
	2022	2021	Change	Change
Total sales, general and administrative expenses	$95,005	$177,662	$(82,657)	(46.5)
Sales, general, and administrative as a percentage of net sales	33.3%	81.2%

Stock-based compensation expense decreased $105.5 million in comparison to the prior year comparable period, which was primarily attributable to a decrease of $69.0 million in expense related to the CEO Performance Award and a decrease of $42.0 million related to our XSPP. The decrease was attributable to the vesting of ten tranches of the CEO Performance Award and nine tranches of the XSPP in 2021, which have no remaining unrecognized expense for the vested tranches. Total SG&A stock-based compensation expense of $8.6 million included $3.3 million of expense reversal related to employee forfeitures. The decrease was partially offset by increased stock-based compensation expense due to increased headcount.

Salaries, benefits, and bonus expense increased $8.1 million primarily due to an increase in headcount and an increase in bonus expense of $2.6 million, primarily as a result of higher bonuses paid to employees at the senior director level and below. Partially offsetting the increase was a decrease of $2.0 million in payroll taxes related to the vesting of two tranches of our XSPP in May 2021; as no tranches of the XSPP have vested in 2022, we have not recognized payroll tax expense related to the program this year.

Sales and marketing and travel expenses increased $7.6 million. The increase was partially attributable to a $3.5 million increase related to trade shows and seminars as we hosted our annual user conference, Axon Accelerate, in May 2022. The increase was also driven by a $3.7 million increase in travel expenses, reflecting a return to pre-pandemic levels as travel restrictions have eased and in-person customer meetings have resumed. Also impacting higher travel expense was increased travel costs per trip.

Professional and consulting expenses increased $3.8 million in comparison to the prior year comparable period, driven primarily by increased legal and consulting expense.

Research and Development Expenses

Research and development ("R&D") expenses were comprised as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar	Percent
	2022	2021	Change	Change
Total research and development expenses	$57,547	$53,952	$3,595	6.7
Research and development as a percentage of net sales	20.2%	24.7%

Within the TASER segment, R&D expense increased $1.0 million. An increase of $2.6 million in salaries, benefits and bonus expense reflected higher headcount. Additionally, indirect manufacturing costs and supplies increased $1.2 million related to the development of next generation products. Fully offsetting these increases was a decrease in stock-based compensation expense of $3.5 million, due to the vesting of nine XSPP tranches during 2021, for which there is no remaining unamortized expense for the vested tranches.

R&D expense for the Software and Sensors segment increased $2.6 million, reflecting an increase of $8.1 million in salaries, benefits and bonus expense due to higher headcount, higher bonuses paid to employees at the senior director level and below, and higher anticipated attainment on our annual bonus. Partially offsetting the increase was a decrease in stock-based compensation expense of $6.7 million, due to the vesting of nine XSPP tranches during 2021, for which there is no remaining unamortized expense for the vested tranches.

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

Interest and Other Income, Net

Interest and other income, net was $47.0 million for the three months ended June 30, 2022, compared to income of $41.8 million for the same period in 2021. During the second quarter of 2022, we recorded a net unrealized gain of $59.7 million related to the exercise of warrants in one of our strategic investees and observable price changes for our existing investments and related warrants. Additionally, we recorded an $11.7 million unrealized loss on marketable securities related to our investment in CLBT. During the three months ended June 30, 2021, we recorded a gain of $40.9 million related to observable price changes for our investmests in certain unconsolidated affiliates and related warrants; $12.3 million of this gain was realized during the period on the sale of a portion of our existing investment.

Provision for Income Taxes

The provision for income taxes was an expense of $17.5 million for the three months ended June 30, 2022, which was an effective tax rate of 25.5%. Our estimated full year effective income tax rate for 2022, before discrete period adjustments, is 26.0%, which differs from the federal statutory rate primarily due to the impact of R&D tax credits offset by the executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m) and an increase in valuation allowance and unrecognized tax benefits, on projected pre-tax income for the year. The effective tax rate was favorably impacted by a $0.5 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs and PSUs that vested during the three months ended June 30, 2022.

Net Income

We recorded net income of $51.0 million for the three months ended June 30, 2022 compared to net loss of $47.1 million for the same period in 2021. Net income per basic share was $0.72 for the three months ended June 30, 2022 compared to $0.72 net loss per basic share for the same period in 2021. Net income per diluted share was $0.71 for the three months ended June 30, 2022 compared to $0.72 net loss per diluted share for the same period in 2021.

Three Months Ended June 30, 2022 Compared to the Three Months Ended March 31, 2022

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended		Dollar	Percent
	June 30, 2022		March 31, 2022		Change	Change
TASER segment:
TASER 7	$53,440	18.7%	$50,066	19.5%	$3,374	6.7%
TASER X26P	12,339	4.3	9,479	3.7	2,860	30.2
TASER X2	4,534	1.6	3,619	1.4	915	25.3
TASER Consumer devices	1,687	0.6	1,696	0.7	(9)	(0.5)
Cartridges	49,845	17.5	37,825	14.7	12,020	31.8
Axon Evidence and cloud services	3,720	1.3	3,017	1.2	703	23.3
Extended warranties	7,459	2.6	6,679	2.6	780	11.7
Other	2,562	0.9	1,979	0.8	583	29.5
TASER segment	135,586	47.5	114,360	44.6	21,226	18.6
Software and Sensors segment:
Axon Body	27,468	9.6	29,708	11.6	(2,240)	(7.5)
Axon Flex	621	0.2	1,329	0.5	(708)	(53.3)
Axon Fleet	15,881	5.6	13,820	5.4	2,061	14.9
Axon Dock	5,849	2.0	7,480	2.9	(1,631)	(21.8)
Axon Evidence and cloud services	81,911	28.7	79,939	31.2	1,972	2.5
Extended warranties	12,498	4.4	9,061	3.5	3,437	37.9
Other	5,799	2.0	729	0.3	5,070	695.5
Software and Sensors segment	150,027	52.5	142,066	55.4	7,961	5.6
Total net sales	$285,613	100.0%	$256,426	100.0%	$29,187	11.4%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended
			Unit	Percent
	June 30, 2022	March 31, 2022	Change	Change
TASER 7	32,790	31,395	1,395	4.4%
TASER X26P	8,831	6,338	2,493	39.3%
TASER X2	2,745	2,006	739	36.8%
TASER Consumer devices	5,157	6,201	(1,044)	(16.8)%
Cartridges	1,536,332	1,089,939	446,393	41.0%
Axon Body	59,851	62,562	(2,711)	(4.3)%
Axon Flex	1,136	3,127	(1,991)	(63.7)%
Axon Fleet	6,146	5,747	399	6.9%
Axon Dock	5,314	8,064	(2,750)	(34.1)%

Net sales within the TASER segment increased by approximately $21.2 million or 18.6% as compared to the prior quarter, primarily due to an increase of $12.0 million in Cartridge revenue due to increased units sold, partially offset by lower average selling prices. Net sales for our TASER legacy devices increased $3.8 million due to increased units sold, partially offset by lower average selling prices. TASER 7 revenue increased $3.4 million due to increased units sold and higher average selling prices.

Within the Software and Sensors segment, net sales increased $8.0 million or 5.6% during the three months ended June 30, 2022 compared to the prior quarter. Other revenue increased $5.1 million as a result of $2.1 million of contra-revenue during the prior quarter related to a free trial program of third party products which did not recur, as well as a $1.9 million increase in sales of signal sidearm. Axon Fleet revenue increased $2.1 million due to increased units sold and higher average selling prices. The increase in the aggregate number of users resulted in increased Axon Evidence revenue of $2.0 million. Partially offsetting the increases in segment revenue, Axon Body, Flex, and Dock revenue decreased $4.6 million as a result of decreased units sold, as well as lower average selling prices.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Six Months Ended June 30,
	2022		2021
Net sales from products	$376,255	69.4%	$297,313	71.8%
Net sales from services	165,784	30.6	116,501	28.2
Net sales	542,039	100.0	413,814	100.0
Cost of product sales	166,854	30.8	123,917	29.9
Cost of service sales	45,483	8.4	28,615	6.9
Cost of sales	212,337	39.2	152,532	36.9
Gross margin	329,702	60.8	261,282	63.1
Operating expenses:
Sales, general and administrative	185,134	34.2	304,259	73.5
Research and development	105,963	19.5	100,970	24.4
Total operating expenses	291,097	53.7	405,229	97.9
Income (loss) from operations	38,605	7.1	(143,947)	(34.8)
Interest and other income, net	102,325	18.9	42,426	10.3
Income (loss) before provision for income taxes	140,930	26.0	(101,521)	(24.5)
Provision for (benefit from) income taxes	35,097	6.5	(6,487)	(1.6)
Net income (loss)	$105,833	19.5%	$(95,034)	(23.0)%

The following table presents our revenues disaggregated by geography (in thousands):

	Six Months Ended June 30,
	2022		2021
United States	$442,660	82%	$325,294	79%
Other Countries	99,379	18	88,520	21
Total	$542,039	100%	$413,814	100%

International revenue increased compared to the prior year comparable period, driven primarily by increased sales in our Asia-Pacific (“APAC”) region.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Six Months Ended June 30,				Dollar	Percent
	2022		2021		Change	Change
TASER segment:
TASER 7	$103,506	19.1%	$62,119	15.0%	$41,387	66.6%
TASER X26P	21,818	4.0	19,532	4.7	2,286	11.7
TASER X2	8,153	1.5	28,923	7.0	(20,770)	(71.8)
TASER Pulse	3,383	0.6	3,906	0.9	(523)	(13.4)
Cartridges	87,670	16.2	77,096	18.6	10,574	13.7
Axon Evidence and cloud services	6,737	1.2	3,098	0.7	3,639	117.5
Extended warranties	14,138	2.6	11,503	2.8	2,635	22.9
Other	4,541	0.9	5,350	1.4	(809)	(15.1)
TASER segment	249,946	46.1	211,527	51.1	38,419	18.2
Software and Sensors segment:
Axon Body	57,176	10.5	39,683	9.6	17,493	44.1
Axon Flex	1,950	0.3	1,993	0.5	(43)	(2.2)
Axon Fleet	29,701	5.5	9,010	2.2	20,691	229.6
Axon Dock	13,329	2.5	12,429	3.0	900	7.2
Axon Evidence and cloud services	161,850	29.9	112,661	27.2	49,189	43.7
Extended warranties	21,559	4.0	15,649	3.8	5,910	37.8
Other	6,528	1.2	10,862	2.6	(4,334)	(39.9)
Software and Sensors segment	292,093	53.9	202,287	48.9	89,806	44.4
Total net sales	$542,039	100.0%	$413,814	100.0%	$128,225	31.0%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Six Months Ended June 30,		Unit	Percent
	2022	2021	Change	Change
TASER 7	64,185	41,071	23,114	56.3%
TASER X26P	15,169	15,241	(72)	(0.5)%
TASER X2	4,751	18,626	(13,875)	(74.5)%
TASER Consumer devices	11,358	14,993	(3,635)	(24.2)%
Cartridges	2,626,271	2,423,089	203,182	8.4%
Axon Body	122,413	91,666	30,747	33.5%
Axon Flex	4,263	3,411	852	25.0%
Axon Fleet	11,893	3,902	7,991	204.8%
Axon Dock	13,378	12,069	1,309	10.8%

Net sales for the TASER segment increased 18.2% primarily due to an increase of $41.4 million in TASER 7 devices and $10.6 million in cartridge revenue. We continue to see a shift to purchases of our latest generation device, TASER 7, from legacy devices. TASER 7 revenue was impacted by higher average selling prices and an increase in unit sales. The increase in revenue from Axon Evidence and cloud services was driven by an increase in the number of TASER 7 devices in the field and VR training. Cartridge revenue was impacted by an increase in unit sales and by higher average selling prices. Offsetting the increases were decreased unit sales for our legacy TASER devices and our consumer devices. During the six months ended June 30, 2022, we recognized $33.1 million in TASER 7 revenue for orders that were scheduled to ship prior to December 31, 2021, but could not be fulfilled due to the delayed receipt of a manufacturing component for our TASER 7 devices.

Net sales for the Software and Sensors segment increased 44.4%, or $89.8 million during the six months ended June 30, 2022 as we continued to add users and associated devices to our network. The increase in the aggregate number of users drove the majority of the increase in Axon Evidence revenue of $49.2 million. The $20.7 million increase in Axon Fleet revenue was primarily driven by higher unit sales, partially offset by lower average selling prices. Our newest Fleet product, Axon Fleet 3, which includes automated license plate reader technology, began shipping on June 30, 2021. Increased unit sales of our Axon Body 3 camera drove the $18.4 million increase in Axon Body and Axon Dock revenue and were partially offset by a decrease in Axon Dock average selling prices. Other revenue in the Software and Sensors segment decreased $4.3 million, driven primarily by $2.4 million of contra-revenue during the period related to a free trial program of third party products. During the six months ended June 30, 2022, we recognized $13.0 million for orders that were scheduled to ship prior to December 31, 2021, but could not be fulfilled due to supply chain constraints for our Axon Body 3 devices.

We consider total company future contracted revenues a forward-looking performance indicator. As of June 30, 2022, we had approximately $3.33 billion of total company future contracted revenue, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. We expect to recognize between 15% - 20% of this balance over the next twelve months, and expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Cost of Product and Service Sales

Within the TASER segment, cost of product and service sales increased to $89.1 million for the six months ended June 30, 2022 from $70.8 million for the same period in 2021, primarily related to higher unit sales. Cost as a percentage of sales increased to 35.6% from 33.5%. The increase was primarily attributable to higher freight and labor costs as well as increased manufacturing overhead costs due to expanding our manufacturing footprint. While we continue to adjust strategic inventory levels based on areas of risk to mitigate potential supply disruptions, global supply conditions and local closures related to the COVID-19 pandemic could further impact our margins.

Within the Software and Sensors segment, cost of product and service sales increased to $123.2 million for the six months ended June 30, 2022 from $81.7 million for the same period in 2021. Cost as a percentage of sales increased to 42.2% from 40.4%. The increase was primarily driven by product mix. We expect to realize cost savings related to the new cloud hosting contract of approximately $2.5 million per quarter as compared to our current spend level; however, overall cloud hosting costs will continue to increase as we continue to add users to the Axon network.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment decreased to 64.4% from 66.5% for the six months ended June 30, 2022 and 2021, respectively. The decrease was a result of higher labor costs and increased freight. We expect to increase operational spend as we are investing for scale increased production capacity.

As a percentage of net sales, gross margin for the Software and Sensors segment decreased to 57.8% from 59.6% for the six months ended June 30, 2022 and 2021, respectively. Within the Software and Sensors segment, hardware gross margin was 41.7% for the six months ended June 30, 2022 compared to 40.4% for the same period in 2021, while the service margins were 71.3% and 74.8% during those same periods, respectively.

Sales, General and Administrative Expenses

Sales, general and administrative ("SG&A") expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,		Dollar	Percent
	2022	2021	Change	Change
Total sales, general and administrative expenses	$185,134	$304,259	$(119,125)	(39.2)%
SG&A expenses as a percentage of net sales	34.2%	73.5%

Stock-based compensation expense decreased $163.5 million in comparison to the prior year comparable period, which was primarily attributable to a decrease of $104.6 million in expense related to the CEO Performance Award and a decrease of $67.2 million related to our XSPP. The decrease related to the vesting of ten tranches of the CEO Performance Award and nine tranches of the XSPP in 2021, which have no remaining unrecognized expense for the vested tranches. The decrease was partially offset by increased stock-based compensation expense due to increased headcount.

Salaries, benefits, and bonus expense increased $14.3 million. Of the total increase, $11.9 million is attributable to an increase in salaries and related primarily to increased headcount. An increase in bonus expense of $3.8 million reflected higher bonuses paid to employees at the senior director level and below as well as higher anticipated attainment on our annual bonus. Partially offsetting the increase was a decrease of $3.3 million in payroll taxes related to the vesting of three tranches of the XSPP in March and May 2021; as no tranches have vested in 2022, we have not recognized payroll tax expense related to the program this year.

Sales and marketing and travel expenses increased $15.5 million. The increase was primarily driven by a $7.1 million increase in travel expenses, which reflected a return to pre-pandemic spending levels as travel restrictions have eased and in-person customer meetings have resumed. Also impacting higher travel expense were increased travel costs per trip. The increase was also driven by $4.8 million increase in commissions expense tied to higher revenue, and a $4.1 million increase related to trade shows and seminars as we hosted in-person events including our annual user conference, Axon Accelerate, in 2022.

Professional and consulting expenses increased $6.8 million in comparison to the prior year comparable period, driven primarily by increased legal and consulting expense.

Research and Development Expenses

Research and development ("R&D") expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,		Dollar	Percent
	2022	2021	Change	Change
Total research and development expenses	$105,963	$100,970	$4,993	4.9%
R&D expenses as a percentage of net sales	19.5%	24.4%

Within the TASER segment, R&D expense increased $1.7 million. An increase of $4.0 million in salaries, benefits and bonus expense reflected higher headcount. Additionally, indirect manufacturing costs and supplies increased $2.3 million related to the development of next generation products. Fully offsetting these increases was a decrease in stock-based compensation expense of $6.1 million, due to the vesting of nine XSPP tranches during 2021, for which there is no remaining unamortized expense.

R&D expense for the Software and Sensors segment increased $3.3 million, reflecting an increase of $12.7 million in salaries, benefits, and bonus expense due to higher headcount, higher bonuses paid to employees at the senior director level and below, and higher anticipated attainment on our annual bonus. Partially offsetting the increase was a decrease in stock-based compensation expense of $10.1 million, due to the vesting of nine XSPP tranches during 2021, for which there is no remaining unamortized expense for the vested tranches.

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

Interest and Other Income, Net

Interest and other income, net was $102.3 million for the six months ended June 30, 2022, compared to income of $42.4 million for the same period in 2021. During the first half of 2022, we recorded an unrealized gain of $130.1 million related to observable price changes for our existing investments and related warrants and the exercise of warrants in one of our strategic investees, which was partially offset in part by a $26.3 million unrealized loss on marketable securities related to our investment in CLBT. For the six months ended June 30, 2021, we recorded a gain of $40.9 million related to observable price changes for our investmests in certain unconsolidated affiliates and related warrants; $12.3 million of this gain was realized during the period on the sale of a portion of our existing investment.

Provision for Income Taxes

The provision for income taxes was an expense of $35.1 million for the six months ended June 30, 2022, which was an effective tax rate of 24.9%. Our estimated full year effective income tax rate for 2022, before discrete period adjustments, is 26.0%, which differs from the federal statutory rate primarily due to the impact of R&D tax credits offset by the executive compensation limitation under IRC Section 162(m) and an increase in valuation allowance and unrecognized tax benefits, on projected pre-tax income for the year. The effective tax rate was favorably impacted by a $1.6 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs and PSUs that vested during the six months ended June 30, 2022.

Net Income

We recorded net income of $105.8 million for the six months ended June 30, 2022 compared to net loss of $95.0 million for the same period in 2021. Net income per basic share was $1.49 for the six months ended June 30, 2022 compared to $1.47 net loss per basic share for the same period in 2021. Net income per diluted share was $1.46 for the six months ended June 30, 2022 compared to $1.47 net loss per diluted share for the same period in 2021.

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

Although these non-GAAP financial measures are not consistent with GAAP, management believes investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:

●	these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our GAAP financial measures;
●	these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our GAAP financial measures;
●	these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and

●	these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q were prepared under a comprehensive set of rules or principles.

EBITDA and Adjusted EBITDA (CEO Performance Award) reconciles to net income (loss) as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2022	2022	2021	2022	2021
Net income (loss)	$50,962	$54,871	$(47,117)	$105,833	$(95,034)
Depreciation and amortization	6,210	5,755	4,291	11,965	8,582
Interest expense	3	8	17	11	22
Investment interest (income) loss	584	346	(502)	930	(1,035)
Provision for (benefit from) income taxes	17,475	17,622	(4,727)	35,097	(6,487)
EBITDA	$75,234	$78,602	$(48,038)	$153,836	$(93,952)

Adjustments:
Stock-based compensation expense	21,162	25,088	137,549	46,250	227,159
Adjusted EBITDA (CEO Performance Award)	$96,396	$103,690	$89,511	$200,086	$133,207

Liquidity and Capital Resources

Summary

As of June 30, 2022, we had $212.8 million of cash and cash equivalents, a decrease of $143.5 million as compared to December 31, 2021. Cash and cash equivalents and investments totaled $356.3 million, representing a decrease of $45.8 million from December 31, 2021.

Our ongoing sources of cash include cash on hand, investments, and cash flows from operations. Restricted cash balance of $1.9 million primarily related to funds held in an international bank account securing a guarantee and funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. This balance is included in prepaid expenses and other current assets, as well as other long-term assets on our condensed consolidated balance sheet. In addition, our $50.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. Advances under the line of credit bear interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.

As of June 30, 2022, we had letters of credit outstanding of $6.5 million, leaving the net amount available for borrowing of $43.5 million. The facility matures on December 31, 2023, and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At June 30, 2022 and December 31, 2021, there were no borrowings under the line other than the outstanding letters of credit.

Based on our strong balance sheet and the fact that we do not have long-term debt at June 30, 2022, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions or investments, income and payroll tax payments for net-settled stock awards, and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock from time to time pursuant to our stock repurchase plan. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to market and business conditions.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2022	2021
Operating activities	$63,340	$95,115
Investing activities	(198,786)	26,446
Financing activities	(2,393)	(10,312)
Effect of exchange rate changes on cash and cash equivalents	(3,910)	(319)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(141,749)	$110,930

Operating activities

Net cash provided by operating activities in the first six months of 2022 of $63.3 million reflects net income of $105.8 million, non-cash income statement items totaling $11.6 million, and a decrease of $30.9 million for the net change in operating assets and liabilities. Included in the non-cash items were $46.3 million in stock-based compensation expense, a decrease of $26.1 million in deferred income taxes, net, $12.0 million in depreciation and amortization expense, and a $130.1 million gain on the change in fair value of strategic investments, offset by an unrealized loss of $26.3 million on marketable securities. Cash provided by operations was favorably impacted by increased deferred revenue of $74.6 million, which was primarily attributable to increased sales. Additionally, accounts payable, accrued and other liabilities increased $24.6 million due to an increase in accounts payable due to the timing of invoice payments. Offsetting this activity was an increase of accounts and notes receivables and contract assets of $80.2 million, an increase of $47.1 million in inventory, and an increase in prepaid expenses and other assets of $2.7 million. The increase in accounts and notes receivable and contract assets is due to increased sales and timing of satisfied performance obligations compared to customer payments of accounts receivable. The increase of inventory was primarily driven by the proactive buildup of raw materials required to meet future demand and an increased revenue forecast. The increase in prepaid expenses and other assets was driven by an increase of deferred commissions related to increased bookings.

Net cash provided by operating activities in the first six months of 2021 of $95.1 million reflects $95.0 million in net loss, non-cash income statement items totaling $194.0 million, and a decrease of $3.9 million for the net change in operating assets and liabilities. Included in the non-cash items were $8.6 million in depreciation and amortization expense, $227.2 million in stock-based compensation expense and $40.9 million gain on the change in fair value of strategic investments. Cash provided by operations was primarily driven by increased deferred revenue of $25.6 million. The increase in deferred revenue is primarily attributable to increased sales. This increase was partially offset by increased prepaid expenses and other current assets of $13.3 million and decreased accounts payable, accrued liabilities and other liabilities of $10.4 million. The increase in prepaid expenses and other current assets was driven by an increase in prepaid commissions related to higher bookings not yet recognized as revenue, an increase in capitalized cloud computing costs related to an enterprise resource planning system conversion, an increase in right-of-use lease assets, and an increase in income tax receivable as compared to the end of fiscal 2020.  The decrease in accounts payable, accrued liabilities and other liabilities related primarily to the timing of invoice payments at the end of the 2021 second quarter.

Investing activities

We used $198.8 million in investing activities during the first six months of 2022. Cash outflows from investing activities included $61.5 million for new strategic minority investments, $6.6 million for the exercise price of warrants related to our strategic investments, and $2.1 million for a business acquisition. The outflows also included $98.8 million for available-for-sale investments, net of proceeds. Property and equipment purchases totaled $29.8 million, net of proceeds

Net cash provided by investing activities was $26.4 million during the first six months of 2021. Cash inflows from investing activities included proceeds from held-to-maturity investments of $56.5 million, net of purchases, and $14.5 million of proceeds from the sale of a portion of one of our existing strategic investments. The inflows were partially offset by outflows of $20.5 million for new or incremental strategic minority investments and $24.2 million for the purchase of property and equipment and intangible assets.

Financing activities

Net cash used in financing activities was $2.4 million during the first three months of 2022 and was primarily attributable to the payment of income and payroll taxes on behalf of employees who net-settled stock awards during the period.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operation is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due to the ongoing COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of August 9, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.

Our significant accounting policies are discussed in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes to these policies for the six months ended June 30, 2022.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “available-for-sale”.  We report available-for-sale investments at fair value as of each balance sheet date and record any unrealized gains or losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income, net within the consolidated statements of operations. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If we have the intent to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. Based on investment positions as of June 30, 2022, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $2.7 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Additionally, we have access to a $50.0 million line of credit borrowing facility which bears interest at LIBOR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to EBITDA ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $6.5 million at June 30, 2022. At June 30, 2022, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $43.5 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The discussion under the headings Product Litigation and U.S. Federal Trade Commission Litigation in Note 12 of the notes to our condensed consolidated financial statements included within this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.    Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.   Other Information

Item 1.01Entry into a Material Definitive Agreement

On August 4, 2022, the Company entered into an Amendment (“Amendment”) to its Amended and Restated Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. The Credit Agreement updates the amounts of certain of the negative covenants and replaces the London Inter-Bank Offered Rate with the Secured Overnight Financing Rate, as the interest rate reference rate. A copy of the Amendment is filed as Exhibit 10.2 hereto.

Item 5.01 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

On August 5, 2022 the Company’s Board of Directors adopted and approved amendments (the “Amendments”) to the Company's Bylaws (“Bylaws”). The Amendments reflect conforming changes to the Bylaws to conform to amendments made to the Company Amended and Restated Certificate of Incorporation to reflect the declassification of the Board of Directors, which amendments to the Certificate of Incorporation were approved by the Company’s shareholders at the Company’s 2022 Annual Meeting of Shareholders held on May 20, 2022.

The foregoing description of the Amendments is not complete and is qualified in all respects by reference to the full text of the Bylaws, as amended and restated, a copy of which is filed as Exhibit 3.2 hereto and incorporated herein by reference.

Item 6.    Exhibits

3.1*	Amended and Restated Certificate of Incorporation
3.2*	Bylaws, as amended and restated
10.1+*	Executive Employment Agreement by and between Axon Enterprise, Inc. and James C. Zito
10.2*	Second Amendment to the Amended and Restated Credit Agreement between the Company and JP Morgan Chase Bank, N.A.
31.1* 31.1* 31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL

+Management contract or compensatory plan or arrangement

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	August 9, 2022
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2022	By:	/s/ JAMES C. ZITO
Interim Chief Financial Officer
(Principal Financial and
Accounting Officer)