Form 10-Q
period 2022-09-30
AXON ENTERPRISE, INC.
filed 2022-11-09
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022 or
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

The number of shares of the registrant’s common stock outstanding as of November 4, 2022 was 71,165,354.

AXON ENTERPRISE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

Page
Special Note Regarding Forward-Looking Statements	ii

PART I - FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2022 and 2021	2
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three Months and Nine Months Ended September 30, 2022 and 2021	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	42
PART II - OTHER INFORMATION	42
Item 1. Legal Proceedings	42
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Mine Safety Disclosures	43
Item 5. Other Information	43
Item 6. Exhibits	44
SIGNATURES	45

Special Note Regarding Forward-Looking Statements

This Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed products and services and related development efforts and activities; expectations about the market for our current and future products and services; the impact of pending litigation; strategies and trends relating to subscription plan programs and revenues; our anticipation that contracts with governmental customers will be fulfilled; strategies and trends, including the amounts and benefits of, research and development investments; the sufficiency of our liquidity and financial resources; expectations about customer behavior; the impact on our investment portfolio of changes in interest rates; our potential use of foreign currency forward and option contracts; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements of management’s strategies, goals and objectives and other similar expressions; as well as the ultimate resolution of financial statement items requiring critical accounting estimates, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. The following important factors could cause actual results to differ materially from those in the forward-looking statements: the potential global impacts of the COVID-19 pandemic; our exposure to cancellations of government contracts due to appropriation clauses, exercise of a cancellation clause, or non-exercise of contractually optional periods; our ability to design, introduce and sell new products or features; our ability to defend against litigation and protect our intellectual property, and the resulting costs of this activity; our ability to manage our supply chain and avoid production delays, shortages, and impacts to expected gross margins; the impact of stock compensation expense, impairment expense, and income tax expense on our financial results; customer purchase behavior, including adoption of our software as a service delivery model; negative media publicity regarding our products; the impact of product mix on projected gross margins; defects in our products; changes in the costs of product components and labor; loss of customer data, a breach of security, or an extended outage, including by our third party cloud-based storage providers; exposure to international operational risks; delayed cash collections and possible credit losses due to our subscription model; changes in government regulations in the U.S. and in foreign markets, especially related to the classification of our products by the United States Bureau of Alcohol, Tobacco, Firearms and Explosives; our ability to integrate acquired businesses; our ability to attract and retain key personnel; and counter-party risks relating to cash balances held in excess of FDIC insurance limits. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. The Annual Report on Form 10-K for the year ended December 31, 2021 that we filed with the Securities and Exchange Commission ("SEC") on February 25, 2022 lists various important factors that could cause actual results to differ materially from expected and historical results. These factors are intended as cautionary statements for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in the Report on Form 10-K, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the SEC. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AXON ENTERPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$147,711	$356,332
Marketable securities	35,280	72,180
Short-term investments	194,627	14,510
Accounts and notes receivable, net of allowance of $2,273 and $2,203 as of September 30, 2022 and December 31, 2021, respectively	418,308	320,819
Contract assets, net	168,673	180,421
Inventory	173,046	108,688
Prepaid expenses and other current assets	68,054	56,540
Total current assets	1,205,699	1,109,490
Property and equipment, net	164,160	138,457
Deferred tax assets, net	96,355	127,193
Intangible assets, net	13,039	15,470
Goodwill	44,819	43,592
Long-term investments	28,536	31,232
Long-term notes receivable, net	8,462	11,256
Long-term contract assets, net	48,388	29,753
Strategic investments	290,329	83,520
Other long-term assets	110,643	98,247
Total assets	$2,010,430	$1,688,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,193	$32,220
Accrued liabilities	112,766	103,707
Current portion of deferred revenue	246,446	265,591
Customer deposits	15,317	10,463
Other current liabilities	6,801	6,540
Total current liabilities	431,523	418,521
Deferred revenue, net of current portion	313,823	185,721
Liability for unrecognized tax benefits	7,317	3,797
Long-term deferred compensation	5,369	5,679
Deferred tax liability, net	1	811
Long-term lease liabilities	16,311	20,440
Other long-term liabilities	4,773	5,392
Total liabilities	779,117	640,361
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 71,151,670 and 70,896,856 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	1,167,218	1,095,229
Treasury stock at cost, 20,220,227 shares as of September 30, 2022 and December 31, 2021	(155,947)	(155,947)
Retained earnings	227,847	109,883
Accumulated other comprehensive loss	(7,806)	(1,317)
Total stockholders’ equity	1,231,313	1,047,849
Total liabilities and stockholders’ equity	$2,010,430	$1,688,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales from products	$210,398	$165,803	$586,653	$463,116
Net sales from services	101,356	66,186	267,140	182,687
Net sales	311,754	231,989	853,793	645,803
Cost of product sales	93,724	71,336	260,578	195,253
Cost of service sales	24,773	16,086	70,256	44,701
Cost of sales	118,497	87,422	330,834	239,954
Gross margin	193,257	144,567	522,959	405,849
Operating expenses:
Sales, general and administrative	102,023	99,295	287,157	403,554
Research and development	59,127	42,382	165,090	143,352
Total operating expenses	161,150	141,677	452,247	546,906
Income (loss) from operations	32,107	2,890	70,712	(141,057)
Interest and other income (expense), net	(11,249)	(5,530)	91,076	36,896
Income (loss) before provision for income taxes	20,858	(2,640)	161,788	(104,161)
Provision for (benefit from) income taxes	8,727	(51,164)	43,824	(57,651)
Net income (loss)	$12,131	$48,524	$117,964	$(46,510)
Net income (loss) per common and common equivalent shares:
Basic	$0.17	$0.73	$1.66	$(0.71)
Diluted	$0.17	$0.67	$1.63	$(0.71)
Weighted average number of common and common equivalent shares outstanding:
Basic	71,107	66,192	71,033	65,139
Diluted	72,525	72,441	72,386	65,139
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$12,131	$48,524	$117,964	$(46,510)
Foreign currency translation adjustments	(2,275)	(793)	(5,513)	(1,161)
Unrealized losses on available-for-sale investments	(326)	—	(976)	—
Comprehensive income (loss)	$9,530	$47,731	$111,475	$(47,671)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2021	70,896,856	$1	$1,095,229	20,220,227	$(155,947)	$109,883	$(1,317)	$1,047,849
Issuance of common stock	—	—	(70)	—	—	—	—	(70)
Issuance of common stock under employee plans, net	99,802	—	(1,388)	—	—	—	—	(1,388)
Stock-based compensation	—	—	25,088	—	—	—	—	25,088
Net income	—	—	—	—	—	54,871	—	54,871
Other comprehensive loss, net	—	—	—	—	—	—	(1,561)	(1,561)
Balance, March 31, 2022	70,996,658	$1	$1,118,859	20,220,227	$(155,947)	$164,754	$(2,878)	$1,124,789
Issuance of common stock		—	(4)	—	—	—	—	(4)
Issuance of common stock under employee plans, net	81,041	—	(931)	—	—	—	—	(931)
Stock-based compensation	—	—	21,162	—	—	—	—	21,162
Net income	—	—	—	—	—	50,962	—	50,962
Other comprehensive loss, net	—	—	—	—	—	—	(2,327)	(2,327)
Balance, June 30, 2022	71,077,699	$1	$1,139,086	20,220,227	$(155,947)	$215,716	$(5,205)	$1,193,651
Issuance of common stock under employee plans, net	73,971	—	(72)	—	—	—	—	(72)
Stock-based compensation	—	—	28,204	—	—	—	—	28,204
Net income	—	—	—	—	—	12,131	—	12,131
Other comprehensive loss, net	—	—	—	—	—	—	(2,601)	(2,601)
Balance, September 30, 2022	71,151,670	$1	$1,167,218	20,220,227	$(155,947)	$227,847	$(7,806)	$1,231,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2020	63,766,555	$1	$962,159	20,220,227	$(155,947)	$169,901	$141	$976,255
Issuance of common stock under employee plans, net	906,536	—	(7,045)	—	—	—	—	(7,045)
Stock-based compensation	—	—	89,610	—	—	—	—	89,610
Net loss	—	—	—	—	—	(47,917)	—	(47,917)
Other comprehensive income, net	—	—	—	—	—	—	1	1
Balance, March 31, 2021	64,673,091	$1	$1,044,724	20,220,227	$(155,947)	$121,984	$142	$1,010,904
Issuance of common stock under employee plans, net	1,001,255	—	(3,268)	—	—	—	—	(3,268)
Stock-based compensation	—	—	137,549	—	—	—	—	137,549
Net loss	—	—	—	—	—	(47,117)	—	(47,117)
Other comprehensive loss, net	—	—	—	—	—	—	(369)	(369)
Balance, June 30, 2021	65,674,346	1	1,179,005	20,220,227	(155,947)	74,867	(227)	1,097,699
Issuance of common stock	577,956	—	105,615	—	—	—	—	105,615
Issuance of common stock under employee plans, net	1,325,566	—	(172,204)	—	—	—	—	(172,204)
Stock-based compensation	—	—	35,062	—	—	—	—	35,062
Net income	—	—	—	—	—	48,524	—	48,524
Other comprehensive loss, net	—	—	—	—	—	—	(793)	(793)
Balance, September 30, 2021	67,577,868	$1	$1,147,478	20,220,227	$(155,947)	$123,391	$(1,020)	$1,113,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$117,964	$(46,510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,171	13,420
Purchase accounting adjustments to goodwill	58	—
Loss on disposal and abandonment of intangible assets	68	130
Loss on disposal and impairment of property, equipment, and other assets, net	1,964	74
Realized and unrealized gains on strategic investments and marketable securities, net	(92,498)	(34,195)
Stock-based compensation	74,454	262,221
Deferred income taxes	30,349	(58,893)
Unrecognized tax benefits	3,519	77
Bond amortization	(61)	4,606
Noncash lease expense	4,997	4,087
Provision for expected credit losses	569	615
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(115,046)	(118,094)
Inventory	(66,267)	(3,154)
Prepaid expenses and other assets	(17,871)	(28,906)
Accounts payable, accrued and other liabilities	28,684	28,528
Deferred revenue	115,187	87,558
Net cash provided by operating activities	104,241	111,564
Cash flows from investing activities:
Purchases of investments	(194,142)	(362,479)
Proceeds from call / maturity of investments	15,485	499,172
Exercise of warrants of strategic investments	(6,555)	—
Proceeds from sale of strategic investments	—	14,546
Purchases of property and equipment	(44,218)	(36,501)
Proceeds from disposal of property and equipment	226	31
Purchases of intangible assets	(193)	(157)
Strategic investments	(70,500)	(20,500)
Business acquisition, net of cash acquired	(2,104)	(700)
Net cash provided by (used in) investing activities	(302,001)	93,412
Cash flows from financing activities:
Net proceeds from equity offering	(74)	105,615
Income and payroll tax payments for net-settled stock awards	(2,391)	(182,517)
Net cash used in financing activities	(2,465)	(76,902)
Effect of exchange rate changes on cash and cash equivalents	(6,783)	(1,827)
Net increase (decrease) in cash and cash equivalents	(207,008)	126,247
Cash and cash equivalents and restricted cash, beginning of period	356,438	155,551
Cash and cash equivalents and restricted cash, end of period	$149,430	$281,798

Supplemental disclosures:
Cash and cash equivalents	$147,711	$281,691
Restricted cash (Note 1)	1,719	107
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$149,430	$281,798

Cash paid for income taxes, net of refunds	$7,503	$5,016

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$1,244	$1,211

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

Our headquarters in Scottsdale, Arizona houses our executive management, sales, marketing, certain engineering, manufacturing, finance and other administrative support functions. Our global software hub is located in Seattle, Washington, and we also have subsidiaries and / or offices located in Australia, Canada, Finland, France, Germany, Hong Kong, India, Italy, the Netherlands, Spain, the United Kingdom, and Vietnam.

The accompanying unaudited condensed consolidated financial statements include the accounts of Axon Enterprise, Inc. and our subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2021, as filed on Form 10-K, with the exception of our adoption of certain accounting pronouncements which we describe below. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2021. The results of operations for the three months and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

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

Segment Information

Our operations are comprised of two reportable segments: the manufacture and sale of conducted electrical devices ("CEDs"), batteries, accessories, extended warranties and other products and services (collectively, the “TASER” segment); and the development, manufacture, and sale of software and sensors, which includes the sale of devices, wearables, applications, cloud and mobile products, and services (collectively, the “Software and Sensors” segment). In both segments, we report sales of products and services. Service revenue in both segments includes sales related to Axon

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Evidence. In the Software and Sensors segment, service revenue also includes other recurring cloud-hosted software revenue and related professional services. Collectively, this revenue is sometimes referred to as "Axon Cloud revenue."

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

Geographic Information and Major Customers / Suppliers

For the three and nine months ended September 30, 2022, no individual country outside the U.S. represented more than 10% of total net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of our customers. For the three and nine months ended September 30, 2022, no customer represented more than 10% of total net sales. At September 30, 2022 and December 31, 2021, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per share:
Net income (loss)	$12,131	$48,524	$117,964	$(46,510)
Denominator:
Weighted average shares outstanding	71,107	66,192	71,033	65,139
Dilutive effect of stock-based awards	1,418	6,249	1,353	—
Diluted weighted average shares outstanding	72,525	72,441	72,386	65,139
Anti-dilutive stock-based awards excluded	2,977	3,481	2,952	8,920
Net income (loss) per common share:
Basic	$0.17	$0.73	$1.66	$(0.71)
Diluted	$0.17	$0.67	$1.63	$(0.71)

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

Changes in our estimated product warranty liabilities were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance, beginning of period	$2,822	$769
Utilization of reserve	(1,988)	(582)
Warranty expense	161	1,176
Balance, end of period	$995	$1,363

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

We have cash equivalents and investments, which at September 30, 2022 were comprised of money market funds, commercial paper, corporate bonds, municipal bonds, U.S. Government agency bonds, and U.S. Treasury bills. Cash equivalents and investments at December 31, 2021 were comprised of money market funds, corporate bonds, municipal bonds, and U.S. Government agency bonds. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Included in the balance of other long-term assets as of September 30, 2022 and December 31, 2021

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

was $4.0 million and $5.3 million, respectively, related to corporate-owned life insurance policies which are used to fund our deferred compensation plan. We determine the fair value of insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.

We have an investment in marketable securities, for which changes in fair value are recorded in the condensed consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in interest and other income (expense), net.

We have strategic investments in eight unconsolidated affiliates as of September 30, 2022. The estimated fair value of the investments was determined based on Level 3 inputs. In determining the estimated fair value of our strategic investments in privately held companies, we utilize observable data available to us as discussed further in Note 7.

Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the condensed consolidated balance sheet.

Restricted Cash

Restricted cash balances as of September 30, 2022 were $1.7 million primarily related to funds held in an international bank account securing a guarantee and funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. Approximately $1.6 million was included in prepaid expenses and other assets on our condensed consolidated balance sheet, with the remainder in other long-term assets. Restricted cash balances as of December 31, 2021 included $0.1 million primarily related to funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. Approximately half of the balance was included in prepaid expenses and other current assets on our condensed consolidated balance sheet, with the remainder included in other long-term assets.

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 2 - Revenues

Nature of Products and Services

The following tables present our revenues by primary product and service offering (in thousands):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER 7	$65,951	$—	$65,951	$50,641	—	$50,641
TASER X26P	5,897	—	5,897	9,086	—	9,086
TASER X2	8,298	—	8,298	10,078	—	10,078
TASER Consumer devices	1,702	—	1,702	967	—	967
Cartridges	46,475	—	46,475	39,313	—	39,313
Axon Body	—	35,427	35,427	—	20,862	20,862
Axon Flex	—	687	687	—	1,488	1,488
Axon Fleet	—	10,139	10,139	—	6,063	6,063
Axon Dock	—	4,830	4,830	—	6,460	6,460
Axon Evidence and cloud services	5,125	96,814	101,939	2,711	63,272	65,983
Extended warranties	7,290	14,511	21,801	6,099	8,983	15,082
Other	4,145	4,463	8,608	2,596	3,370	5,966
Total	$144,883	$166,871	$311,754	$121,491	$110,498	$231,989

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER 7	$169,457	$—	$169,457	$112,760	—	$112,760
TASER X26P	27,715	—	27,715	28,618	—	28,618
TASER X2	16,451	—	16,451	39,001	—	39,001
TASER Consumer devices	5,085	—	5,085	4,873	—	4,873
Cartridges	134,145	—	134,145	116,409	—	116,409
Axon Body	—	92,603	92,603	—	60,545	60,545
Axon Flex	—	2,637	2,637	—	3,481	3,481
Axon Fleet	—	39,840	39,840	—	15,073	15,073
Axon Dock	—	18,159	18,159	—	18,889	18,889
Axon Evidence and cloud services	11,862	258,664	270,526	5,809	175,933	181,742
Extended warranties	21,428	36,070	57,498	17,602	24,632	42,234
Other	8,686	10,991	19,677	7,946	14,232	22,178
Total	$394,829	$458,964	$853,793	$333,018	$312,785	$645,803

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
United States	$264,644	85%	$192,756	83%	$707,304	83%	$518,050	80%
Other countries	47,110	15	39,233	17	146,489	17	127,753	20
Total	$311,754	100%	$231,989	100%	$853,793	100%	$645,803	100%

Contract Balances

The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the nine months ended September 30, 2022 (in thousands):

September 30, 2022
Contract assets, net	$217,061
Contract liabilities (deferred revenue)	560,269
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	228,278

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$15,031	$19,349	$34,380	$21,257	$4,766	$26,023
Software and Sensors	22,357	17,825	40,182	23,175	18,137	41,312
	37,388	37,174	74,562	44,432	22,903	67,335
Hardware:
TASER	21,263	38,948	60,211	12,944	28,727	41,671
Software and Sensors	37,972	109,947	147,919	34,862	81,223	116,085
	59,235	148,895	208,130	47,806	109,950	157,756
Services:
TASER	4,648	9,655	14,303	2,701	3,482	6,183
Software and Sensors	145,175	118,099	263,274	170,652	49,386	220,038
	149,823	127,754	277,577	173,353	52,868	226,221
Total	$246,446	$313,823	$560,269	$265,591	$185,721	$451,312

	September 30, 2022			December 31, 2021
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$40,942	$67,952	$108,894	$36,902	$36,975	$73,877
Software and Sensors	205,504	245,871	451,375	228,689	148,746	377,435
Total	$246,446	$313,823	$560,269	$265,591	$185,721	$451,312

Remaining Performance Obligations

As of September 30, 2022, we had approximately $3.73 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, as of September 30, 2022. We expect to recognize between 15% - 20% of this balance over the next twelve months, and generally expect the

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Note 3 - Cash, Cash Equivalents and Investments

The following tables summarize our cash, cash equivalents, marketable securities, and available-for-sale investments at September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Marketable	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Securities	Investments	Investments
Cash	$94,638	$—	$—	$94,638	$94,638	$—	$—	$—

Level 1:
Money market funds	6,982	—	—	6,982	6,982	—	—	—
Agency bonds	68,072	6	(69)	68,009	28,000	—	35,763	4,246
Treasury bills	55,520	2	(162)	55,360	14,999	—	40,361	—
Marketable securities	90,000	—	(54,720)	35,280	—	35,280	—	—
Subtotal	220,574	8	(54,951)	165,631	49,981	35,280	76,124	4,246
Level 2:
State and municipal obligations	6,935	—	(54)	6,881	—	—	6,881	—
Corporate bonds	75,412	6	(1,233)	74,185	2,096	—	47,799	24,290
Commercial paper	64,819	—	—	64,819	996	—	63,823	—
Subtotal	147,166	6	(1,287)	145,885	3,092	—	118,503	24,290
Total	$462,378	$14	$(56,238)	$406,154	$147,711	$35,280	$194,627	$28,536

As of September 30, 2022, we had $136.3 million of available-for-sale investments with unrealized losses.

During the year ended December 31, 2021, we acquired 9,000,000 shares of common stock of Cellebrite DI Ltd (“CLBT”) with a fair value of $90.0 million. The CLBT common stock is recorded as marketable securities in the accompanying condensed consolidated balance sheets and its fair value is adjusted every reporting period. Changes in fair value are recorded in the condensed consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in interest and other income (expense), net. During the three and nine months ended September 30, 2022, we recorded an unrealized loss on marketable securities of $10.6 million and $36.9 million, respectively, relating to CLBT.

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

The following table provides a roll-forward of the allowance for expected credit losses that is deducted from the amortized cost basis of accounts receivable, notes receivable, and contract assets to present the net amount expected to be collected (in thousands):

	Nine Months Ended September 30, 2022
	United States	Other countries	Total
Balance, beginning of period	$3,171	$178	$3,349
Provision for expected credit losses	254	315	569
Amounts written off charged against the allowance	(382)	-	(382)
Other, including foreign currency translation	-	(3)	(3)
Balance, end of period	$3,043	$490	$3,533

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2022 and December 31, 2021, the allowance for expected credit losses for each type of customer receivable was as follows (in thousands):

	September 30,	December 31,
	2022	2021
Accounts receivable and notes receivable, current	$2,273	$2,203
Contract assets, net	1,120	1,010
Long-term notes receivable, net of current portion	140	136
Total allowance for expected credit losses on customer receivables	$3,533	$3,349

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

Inventory consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$61,921	$38,267
Finished goods	111,125	70,421
Total inventory	$173,046	$108,688

Note 6 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated
	Useful Life	September 30, 2022	December 31, 2021
Land	N/A	$51,612	$54,868
Building and leasehold improvements	3-39 years	26,860	25,712
Production equipment	3-5 years	56,237	54,090
Computers, equipment and software	3-5 years	23,478	15,343
Furniture and office equipment	3-5 years	7,511	6,838
Vehicles	5 years	3,746	2,932
Capitalized internal software development costs	3-5 years	14,198	12,200
Construction-in-process	N/A	53,262	25,258
Total cost		236,904	197,241
Less: Accumulated depreciation		(72,744)	(58,784)
Property and equipment, net		$164,160	$138,457

Construction-in-process includes $25.6 million and $12.4 million related to the development of our new campus at September 30, 2022 and December 31, 2021, respectively.

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

The following tables provide a roll-forward of the balance of strategic investments (in thousands):

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Strategic investments	Warrants	Call options	Total	Strategic investments	Warrants	Total
Balance, beginning of period	$80,775	$2,745	$—	$83,520	$9,500	$2,211	$11,711
Investments	53,164	459	17,233	70,856	20,500	—	20,500
Observable price changes (1)	40,784	28,539	—	69,323	40,321	534	40,855
Exercises	96,719	(30,089)	—	66,630	—	—	—
Sales	—	—	—	—	(14,546)	—	(14,546)
Balance, end of period	$271,442	$1,654	$17,233	$290,329	$55,775	$2,745	$58,520

	Inception to date
	Strategic investments	Warrants	Call options	Total
Investments	$105,732	$3,047	$17,233	$126,012
Observable price changes (1)	83,537	28,696	—	112,233
Exercises	96,719	(30,089)	—	66,630
Sales	(14,546)	—	—	(14,546)
Balance, end of period	$271,442	$1,654	$17,233	$290,329

(1)	Includes a realized gain of $12.3 million for the nine months ended September 30, 2021.

During the three months ended September 30, 2022, we made minority, non-controlling investments totaling $8.8 million in a drone company and a biometrics sensor company. Both investments included multiple financial instruments.

During the nine months ended September 30, 2022, certain of our strategic investees issued new equity to us and/or other investors. These events represented observable price changes for our existing investments and related warrants, resulting in unrealized gains of $70.4 million and unrealized losses of $1.1 million. Additionally, we exercised warrants in one of our strategic investees for a total exercise price of $6.6 million, resulting in an unrealized gain of $60.1 million that was recognized in earnings for the nine months ended September 30, 2022. The estimated fair value of the investments were calculated using valuation techniques that included both observable and unobservable inputs. This estimated fair value reflects a value that was lower than the issue per share of the new equity issued by the strategic investees because of different characteristics of the newly issued equity instruments compared to our existing investments. The valuation techniques included both Level 2 and Level 3 inputs as defined by ASC Topic 820.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8 - Variable Interest Entities

We evaluate our investments and other significant relationships to determine whether any investee is a variable interest entity (“VIE”). If we conclude that an investee is a VIE, we evaluate our power to direct the activities of the investee, our obligation to absorb the expected losses of the investee and our right to receive the expected residual returns of the investee to determine whether we are the primary beneficiary of the investee. If we are the primary beneficiary of a VIE, we consolidate such entity and reflects the non-controlling interest of other beneficiaries of that entity.

We determine whether we are the primary beneficiary of a VIE by performing an analysis that principally considers:

●	The VIE’s purpose, design, and risks the VIE was designed to create and pass through to its variable interest holders;
●	The VIE’s capital structure;
●	The terms between the VIE and its variable interest holders and other parties involved with the VIE; and
●	Related-party affiliations.

The table below presents a summary of the nonconsolidated VIEs in which we hold variable interests:

	September 30, 2022	December 31, 2021
Total nonconsolidated variable interest entities:
Carrying value of variable interest - assets	$5,296	$895
Carrying value of variable interest - liabilities	—	—
Maximum exposure to loss:
Non-public equity (1)	5,296	895
Total	$5,296	$895

(1) The maximum exposure to loss is limited to the carrying value of the interest.

In the table above:

●	The nature of our variable interest is described in the row under maximum exposure to loss.
●	Our exposure to the obligations of the VIE is limited to our interest in the entity.

The primary purpose of our U.S-based, nonconsolidated VIE investments is to create strategic partnerships within market-leading providers of law enforcement technology solutions. We present all variable interests in unconsolidated VIEs as strategic investments within the long-term assets section of the condensed consolidated balance sheet.

We have provided financial support to the nonconsolidated VIEs in exchange for preferred equity as well as warrants and call options that give us the ability to commit additional capital overtime. Financial support provided to the nonconsolidated VIEs is used to continue to finance their operations. We have no explicit or implicit arrangements to provide additional financial support to the VIEs and we have no liabilities to the VIEs as of September 30, 2022 and December 31, 2021.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9 - Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Accrued salaries, benefits and bonus	$69,058	$62,425
Accrued professional, consulting and lobbying fees	3,918	7,152
Accrued warranty expense	995	2,822
Accrued income and other taxes	3,871	3,736
Accrued inventory in transit	11,081	9,945
Other accrued expenses	23,843	17,627
Accrued liabilities	$112,766	$103,707

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

Deferred Tax Assets

Net deferred income tax assets at September 30, 2022, primarily include R&D tax credits, stock-based compensation expense, deferred revenue, accruals and reserves, R&D capitalization, net of amortization and net operating losses, partially offset by accelerated depreciation expense, unrealized investment gains, and valuation allowance reserve. Our total net deferred tax assets at September 30, 2022 were $96.4 million.

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

As of September 30, 2022, management continues to believe the positive evidence from projected future earnings outweighs the negative evidence and a valuation allowance is not needed beyond the following items further described. We have concluded that a valuation allowance is necessary against unrealized investment losses and related costs incurred in connection with certain investments. Additionally, we do have Arizona R&D tax credits expiring unutilized each year; therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized, and a valuation allowance has been recorded against this net asset.

In Australia, we have determined that sufficient deferred tax liabilities will reverse in order to realize all assets except one long-lived intangible where there is not an expectation that the asset may be realized. Therefore, we continue to recognize a partial valuation allowance for Australia.

We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal and state income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $20.3 million as of

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2022. Should the unrecognized benefit of $20.3 million be recognized, our effective tax rate would be favorably impacted. Approximately $12.0 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D deferred tax asset.

Effective Tax Rate

Our overall effective tax rate for the nine months ended September 30, 2022, after discrete period adjustments, was 27.1%. Before discrete adjustments, the tax rate was 28.0%, which differs from the federal statutory rate, primarily due to the impact of R&D tax credits offset by the executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m) and an increase in valuation allowance and unrecognized tax benefits, on projected pre-tax income for the year. The effective tax rate was favorably impacted by a $1.4 million discrete tax benefit primarily associated with net windfalls related to stock-based compensation for restricted stock units (“RSUs”) and performance stock units (“PSUs”) that vested during the nine months ended September 30, 2022.

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

Revenue Goal (1) (in thousands)	Achievement Status	Adjusted EBITDA (in thousands)	Achievement Status
Goal #1, $710,058	Achieved	Goal #1, $125,000	Achieved
Goal #2, $860,058	Achieved	Goal #2, $155,000	Achieved
Goal #3, $1,010,058	Achieved	Goal #3, $175,000	Achieved
Goal #4, $1,210,058	Probable	Goal #4, $190,000	Achieved
Goal #5, $1,410,058	Not Applicable	Goal #5, $200,000	Achieved
Goal #6, $1,610,058	Not Applicable	Goal #6, $210,000	Achieved
Goal #7, $1,810,058	Not Applicable	Goal #7, $220,000	Achieved
Goal #8, $2,010,058	Not Applicable	Goal #8, $230,000	Achieved
(1)	In connection with the business acquisition that was completed during the three months ended September 30, 2018, the revenue goals were adjusted for the acquiree’s Target Revenue, as defined in the CEO Performance Award agreement.

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

The first ten market capitalization goals have been achieved as of September 30, 2022. As of September 30, 2022, 5.3 million stock options have been certified by the Compensation Committee and vested. The eleventh market capitalization goal has not yet been attained, though the related operational goal was achieved as of September 30, 2022. As twelve operational goals have been achieved or are considered probable of achievement, we recorded stock-based compensation expense of $240.0 million related to the CEO Performance Award from the grant date through September 30, 2022. The number of stock options that would vest related to the remaining unvested tranches is approximately 1.1 million shares. As of September 30, 2022, we had $6.0 million of total unrecognized stock-based compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 0.4 years.

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The market capitalization and operational goals are identical to the CEO Performance Award, but a different number of shares is used to calculate the market capitalization goals if shares outstanding exceed the XSU Maximum. Additionally, because the grant date is different than that of the CEO Performance Award, the measurement period for market capitalization is not identical. As of September 30, 2022, actual shares outstanding exceeded the XSU Maximum. Accordingly, market capitalization as calculated for the purposes of achieving additional goals uses the lower XSU Maximum share amount rather than actual shares outstanding.

The first nine market capitalization goals have been achieved as of September 30, 2022. The tenth and eleventh market capitalization goals have not yet been attained, though the related operational goals were achieved as of September 30, 2021 and September 30, 2022, respectively. As all twelve operational goals have been achieved or are considered probable of achievement, we recorded stock-based compensation expense of $183.2 million related to the XSU awards from their respective grant dates through September 30, 2022. The number of XSU awards that would vest related to the remaining three tranches is approximately 1.2 million shares. As of September 30, 2022, we had $15.5 million of total unrecognized stock-based compensation expense, which will be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2022 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	1,115	$133.40
Granted	625	113.42
Released	(240)	93.14
Forfeited	(128)	136.22
Units outstanding, end of period	1,372	131.08	$158,838

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $115.75 multiplied by the number of RSUs outstanding. As of September 30, 2022, there was $126.9 million in unrecognized compensation costs related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.1 years. RSUs are released when vesting requirements are met.

Certain RSUs that vested in the nine months ended September 30, 2022 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to RSUs were approximately seven thousand and had a value of $0.9 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Performance Stock Units

The following table summarizes PSU activity, inclusive of XSUs, for the nine months ended September 30, 2022 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	1,499	$39.86
Granted	142	102.60
Released	(36)	122.83
Forfeited	(180)	34.15
Units outstanding, end of period	1,425	44.72	$164,980

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $115.75 per share, multiplied by the number of PSUs outstanding. As of September 30, 2022, there was $22.4 million in unrecognized compensation costs related to PSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the PSUs over a weighted average period of 1.4 years. PSUs are released when vesting requirements are met.

As of September 30, 2022, the performance criteria had been met for approximately forty-two thousand of the 1.4 million PSUs outstanding.

Certain PSUs that vested in the nine months ended September 30, 2022 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to PSUs were approximately twelve thousand and had a value of $1.5 million on their respective vesting dates as determined by the closing stock price on such dates.  Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2022 (number of units and aggregate intrinsic value in thousands):

Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Aggregate
	Options	Price	Life (years)	Intrinsic Value
Options outstanding, beginning of year	2,438	$28.58
Granted	—	—
Exercised	—	—
Expired / terminated	—	—
Options outstanding, end of period	2,438	28.58	5.41	$212,517
Options exercisable, end of period	1,377	28.58	5.41	120,031

Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $115.75 on September 30, 2022. There were no options exercised for the nine months ended September 30, 2022. As of September 30, 2022, total options outstanding included 1.1 million unvested performance-based stock options, which relate to the CEO Performance Award and are probable of achievement.

Stock-based Compensation Expense

The following table summarizes the composition of stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of product sales and service sales	$1,157	$1,112	$3,331	$4,439
Sales, general and administrative expenses	14,268	25,969	35,860	211,073
Research and development expenses	12,779	7,981	35,263	46,709
Total stock-based compensation expense	$28,204	$35,062	$74,454	$262,221

Stock Incentive Plan

In May 2022, our shareholders approved the Axon Enterprise, Inc. 2022 Stock Incentive Plan (the “2022 Plan”) authorizing an additional 2.5 million shares, plus remaining available shares under prior plans, for issuance under the new plan. Combined with the 2019 Plan and other legacy stock incentive plans, there are 3.2 million shares available for grant as of September 30, 2022.

Stock Inducement Plan

In September 2022, our Board of Directors adopted the Axon Enterprise, Inc. 2022 Stock Inducement Plan (the “2022 Inducement Plan”) pursuant to which we reserved 250,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employed by us (or following such individuals’ bona fide periods of non-employment by us), as an inducement material to the individuals’ entry into employment with us. The terms and conditions of the 2022 Inducement Plan are substantially similar to our 2019 Stock Inducement Plan. There are approximately 0.1 million shares available for grant as of September 30, 2022.

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Repurchase Plan

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. During the three and nine months ended September 30, 2022 and 2021, no common shares were purchased under the program. As of September 30, 2022, $16.3 million remains available under the plan for future purchases. Any future purchases will be discretionary.

At-the-Market equity offering

During the year ended December 31, 2021, we sold 577,956 shares of our common stock under our "at-the-market" equity offering program (the “ATM”). We generated approximately $107.6 million in aggregate gross proceeds from sales under the ATM.  Aggregate net proceeds from the ATM were $105.4 million after deducting related expenses, including commissions to the sales agent of $1.6 million and issuance costs of $0.5 million. No shares were sold during the nine months ended September 30, 2022.

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

At September 30, 2022 and December 31, 2021, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of September 30, 2022, we had letters of credit outstanding of approximately $6.5 million under the facility and available borrowing of $43.5 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at Term SOFR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. “SOFR” is defined as a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“NYFRB”) or a successor administrator of the secured overnight financing rate.

We are required to comply with a maximum funded debt to EBITDA ratio of no greater than 2.50 to 1.00 based upon a trailing four fiscal quarter period. At September 30, 2022, our funded debt to EBITDA ratio was 0.00 to 1.00.

Note 13 - Commitments and Contingencies

Data Storage Renewal Commitment

In June 2022, we entered into a purchase agreement for cloud hosting with a six year term beginning July 1, 2022. The purchase agreement includes a total commitment of $425.0 million. Storage fees under this agreement were $11.2 million for the three months ended September 30, 2022. The remaining purchase commitment at September 30, 2022 was $413.8 million.

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

U.S. Federal Trade Commission Litigation

The U.S. Federal Trade Commission (“FTC”) filed an administrative enforcement action in January 2020 regarding our May 2018 acquisition of an insolvent body worn camera competitor, Vievu LLC. The FTC alleges the merger was anticompetitive and adversely affected the body worn camera and digital evidence management market for “large metropolitan police departments,” which we deny. The administrative hearing remains stayed pending our federal court constitutional challenges to the FTC’s structure and administrative processes. Even if we ultimately are required to divest Vievu and other assets, any such result will not interfere with our ability to meet contractual obligations or implement our solutions.

Prior to the FTC’s enforcement action, we sued the FTC in federal court in the District of Arizona for declaratory and injunctive relief alleging the FTC’s structure and administrative processes violate Article II of the U.S. Constitution and our Fifth Amendment rights to due process and equal protection. The district court dismissed the action, without prejudice, for lack of jurisdiction. The Ninth Circuit affirmed in a split decision but granted our motion to stay the appellate mandate pending the filing of our petition for certiorari with the U.S. Supreme Court. On January 24, 2022, the Supreme Court granted our petition. Oral argument was held November 7, 2022. The FTC’s administrative case will remain stayed pending resolution of the Supreme Court proceedings.

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

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Based on our assessment of outstanding litigation and claims as of September 30, 2022, we have determined that it is not reasonably possible that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements

Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At September 30, 2022, we had outstanding letters of credit issued under our credit facility of $6.5 million that are expected to expire throughout 2023. We also had outstanding letters of credit of $0.4 million that do not draw against our credit facility. The outstanding letters of credit that do not draw against our credit facility are expected to expire in May 2023. Additionally, we had $21.1 million of outstanding surety bonds at September 30, 2022, with $3.1 million expiring in 2022, $7.5 million expiring in 2023 and the remaining $10.5 million expiring in 2024.

Note 14 – Accumulated Other Comprehensive Income (loss)

The following tables reflect the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Gains (Losses)
	on Available-for-Sale	Foreign Currency
	Investments	Translation	Total
Balance, December 31, 2021	$(207)	$(1,110)	$(1,317)
Other comprehensive loss	(489)	(1,072)	(1,561)
Balance, March 31, 2022	$(696)	$(2,182)	$(2,878)
Other comprehensive loss	(161)	(2,166)	(2,327)
Balance, June 30, 2022	$(857)	$(4,348)	$(5,205)
Other comprehensive loss	(326)	(2,275)	(2,601)
Balance, September 30, 2022	$(1,183)	$(6,623)	$(7,806)

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Unrealized Gains (Losses)
	on Available-for-Sale	Foreign Currency
	Investments	Translation	Total
Balance, December 31, 2020	$—	$141	$141
Other comprehensive income	—	1	1
Balance, March 31, 2021	$—	$142	$142
Other comprehensive loss	—	(369)	(369)
Balance, June 30, 2021	$—	$(227)	$(227)
Other comprehensive loss	—	(793)	(793)
Balance, September 30, 2021	$—	$(1,020)	$(1,020)

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

Our matching contributions for all defined contribution plans were $2.6 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively, and $8.0 million and $5.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 16 - Segment Data

Our operations are comprised of two reportable segments: the TASER segment and the Software and Sensors segment.

Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Net sales from products	$139,267	$71,131	$210,398	$118,569	$47,234	$165,803
Net sales from services	5,616	95,740	101,356	2,922	63,264	66,186
Net sales	144,883	166,871	311,754	121,491	110,498	231,989
Cost of product sales	53,422	40,302	93,724	41,554	29,782	71,336
Cost of service sales	—	24,773	24,773	—	16,086	16,086
Cost of sales	53,422	65,075	118,497	41,554	45,868	87,422
Gross margin	$91,461	$101,796	$193,257	$79,937	$64,630	$144,567

Research and development	$13,864	$45,263	$59,127	$10,476	$31,906	$42,382

AXON ENTERPRISE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Net sales from products	$382,142	$204,511	$586,653	$326,508	136,608	$463,116
Net sales from services	12,687	254,453	267,140	6,510	176,177	182,687
Net sales	394,829	458,964	853,793	333,018	312,785	645,803
Cost of product sales	142,510	118,068	260,578	112,200	83,053	195,253
Cost of service sales	—	70,256	70,256	145	44,556	44,701
Cost of sales	142,510	188,324	330,834	112,345	127,609	239,954
Gross margin	$252,319	$270,640	$522,959	$220,673	$185,176	$405,849

Research and development	$37,076	$128,014	$165,090	$32,032	$111,320	$143,352

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2022, and results of operations for the three and nine months ended September 30, 2022 and 2021, should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes in our 2021 Annual Report on Form 10-K filed with the SEC on February 25, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Risk Factors” in our 2021 Annual Report on Form 10-K. See also "Special Note Regarding Forward-Looking Statements" on page ii of this Quarterly Report on Form 10-Q.

Overview

Axon is a technology leader in global public safety. Our moonshot goal is to cut gun-related deaths between police and the public by 50% before 2033. Axon is building the public safety operating system of the future by integrating a suite of hardware devices and cloud software solutions that lead modern policing. Axon’s suite includes TASER energy devices, body-worn cameras, in-car cameras, cloud-hosted digital evidence management solutions, productivity software and real-time operations capabilities. Axon’s growing global customer base includes first responders across international, federal, state, and local law enforcement, fire, corrections, and emergency medical services, as well as the justice sector, commercial enterprises, and consumers.

Our revenues for the three months ended September 30, 2022 were $311.8 million, an increase of $79.8 million, or 34.4%, from the comparable period in the prior year. We had income from operations of $32.1 million compared to $2.9 million for the same period in the prior year. Gross margin dollars increased $48.7 million but decreased slightly as a percentage of revenue compared to the three months ended September 30, 2021, reflecting higher labor and freight costs. Operating expenses increased $19.5 million, reflecting an increase in salaries, benefits, and bonus expense and increases in sales, marketing, and commissions expense, partially offset by a decrease of $6.9 million in stock-based compensation expense primarily related to the CEO Performance Award and XSPP. Net income of $12.1 million included unrealized losses of $11.3 million related to observable price changes for our existing strategic investments and marketable securities related to our investment in CLBT, compared to net income of $48.5 million for the comparable period in the prior year.

Our revenues for the nine months ended September 30, 2022 were $853.8 million, an increase of $208.0 million, or 32.2%, from the comparable period in the prior year. We had income from operations of $70.7 million compared to a loss from operations of $141.1 million for the same period in the prior year. Gross margin dollars increased $117.1 million but decreased as a percentage of revenue compared to the nine months ended September 30, 2021, primarily reflecting higher labor and freight costs. Operating expenses decreased $94.7 million, reflecting a decrease of $186.7 million in stock-based compensation expense primarily related to the CEO Performance Award and XSPP, partially offset by an increase in salaries and bonus expense, and increases in travel and commissions expense. For the nine months ended September 30, 2022, we recorded net income of $118.0 million, which reflected net unrealized gains of $129.4 million related to observable price changes for our existing investments and related warrants and an unrealized loss of $36.9 million on marketable securities related to our investment in CLBT, compared to net loss of $46.5 million for the comparable period in the prior year.

Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended September 30,
	2022		2021
Net sales from products	$210,398	67.5%	$165,803	71.5%
Net sales from services	101,356	32.5	66,186	28.5
Net sales	311,754	100.0	231,989	100.0
Cost of product sales	93,724	30.1	71,336	30.7
Cost of service sales	24,773	7.9	16,086	6.9
Cost of sales	118,497	38.0	87,422	37.6
Gross margin	193,257	62.0	144,567	62.4
Operating expenses:
Sales, general and administrative	102,023	32.7	99,295	42.8
Research and development	59,127	19.0	42,382	18.3
Total operating expenses	161,150	51.7	141,677	61.1
Income (loss) from operations	32,107	10.3	2,890	1.3
Interest and other income (expense), net	(11,249)	(3.6)	(5,530)	(2.4)
Income (loss) before provision for income taxes	20,858	6.7	(2,640)	(1.1)
Provision for (benefit from) income taxes	8,727	2.8	(51,164)	(22.0)
Net income	$12,131	3.9%	$48,524	20.9%

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,
	2022		2021
United States	$264,644	85%	$192,756	83%
Other countries	47,110	15	39,233	17
Total	$311,754	100%	$231,989	100%

International revenue increased compared to the prior year comparable period, but decreased as a percentage of total revenue. The increase in domestic revenue was driven by demand for the premium versions of our products and bundles, as well as increases in our federal business.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended September 30,				Dollar	Percent
	2022		2021		Change	Change
TASER segment:
TASER 7	$65,951	21.2%	$50,641	21.8%	$15,310	30.2%
TASER X26P	5,897	1.9	9,086	3.9	(3,189)	(35.1)
TASER X2	8,298	2.7	10,078	4.3	(1,780)	(17.7)
TASER Consumer devices	1,702	0.6	967	0.4	735	76.0
Cartridges	46,475	14.9	39,313	16.9	7,162	18.2
Axon Evidence and cloud services	5,125	1.6	2,711	1.2	2,414	89.0
Extended warranties	7,290	2.3	6,099	2.6	1,191	19.5
Other	4,145	1.3	2,596	1.3	1,549	59.7
Total TASER segment	144,883	46.5	121,491	52.4	23,392	19.3
Software and Sensors segment:
Axon Body	35,427	11.4	20,862	9.0	14,565	69.8
Axon Flex	687	0.2	1,488	0.6	(801)	(53.8)
Axon Fleet	10,139	3.3	6,063	2.6	4,076	67.2
Axon Dock	4,830	1.5	6,460	2.8	(1,630)	(25.2)
Axon Evidence and cloud services	96,814	31.1	63,272	27.3	33,542	53.0
Extended warranties	14,511	4.6	8,983	3.9	5,528	61.5
Other	4,463	1.4	3,370	1.4	1,093	32.4
Total Software and Sensors segment	166,871	53.5	110,498	47.6	56,373	51.0
Total net sales	$311,754	100.0%	$231,989	100.0%	$79,765	34.4%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended September 30,		Unit	Percent
	2022	2021	Change	Change
TASER 7	40,502	36,350	4,152	11.4%
TASER X26P	3,745	6,596	(2,851)	(43.2)
TASER X2	5,120	5,562	(442)	(7.9)
TASER Consumer devices	7,180	3,232	3,948	122.2
Cartridges	1,481,169	1,327,971	153,198	11.5
Axon Body	71,070	58,248	12,822	22.0
Axon Flex	1,188	3,390	(2,202)	(65.0)
Axon Fleet	2,342	2,753	(411)	(14.9)
Axon Dock	3,822	8,556	(4,734)	(55.3)

Net sales for the TASER segment increased 19.3% primarily due to an increase of $15.3 million in TASER 7 devices that was partially offset by a decrease of sales in our legacy devices of $5.0 million. We continue to see a shift to purchases of our latest generation device, TASER 7, from legacy devices. TASER 7 revenue was favorably impacted by higher average selling prices and an increase in unit sales. The increase in revenue from Axon Evidence and cloud services was driven by an increase in the number of TASER 7 devices in the field and VR training. Cartridge revenue was impacted by an increase in unit sales, in particular for TASER 7 cartridges, and by higher average selling prices.

Net sales for the Software and Sensors segment increased 51.0% for the three months ended September 30, 2022 as compared to the prior year quarter as we continued to add users and associated devices to our network. The increase in the aggregate number of users drove the majority of the increase in Axon Evidence revenue of $33.5 million. The $14.6 million increase in Axon Body revenue was primarily driven by higher unit sales and higher average selling prices. An increase in cameras and docks in the field drove the $5.5 million increase in extended warranties, as most of those devices are sold with extended warranties. Higher average selling prices drove the $4.1 million increase in Axon Fleet revenue, partially offset by decreased unit sales.

We consider total company future contracted revenues a forward-looking performance indicator. As of September 30, 2022, we had approximately $3.73 billion of total company future contracted revenue, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. We expect to recognize between 15% - 20% of this balance over the next twelve months, and expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Cost of Product and Service Sales

Within the TASER segment, cost of product and service sales increased to $53.4 million for the three months ended September 30, 2022 from $41.6 million for the same period in 2021, primarily related to higher unit sales and increased cost of raw materials. Cost as a percentage of sales increased to 36.9% from 34.2%. The increase was primarily attributable to higher labor and freight costs as well as increased manufacturing overhead costs due to expanding our manufacturing capabilities. While we continue to adjust strategic inventory levels based on areas of risk to mitigate potential supply disruptions, global supply conditions could further impact our margins.

Within the Software and Sensors segment, cost of product and service sales increased to $65.1 million for the three months ended September 30, 2022 from $45.9 million for the same period in 2021. Cost as a percentage of sales decreased to 39.0% from 41.5%. The decrease in cost of product and service sales as a percentage of sales was primarily driven by higher average selling prices and savings on cloud hosting costs as a percent of revenue, partially offset by increased indirect manufacturing costs and supplies.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment decreased to 63.1% from 65.8% for the three months ended September 30, 2022 and 2021, respectively. The decrease was a result of higher labor costs and increased freight.

As a percentage of net sales, gross margin for the Software and Sensors segment increased to 61.0% from 58.5% for the three months ended September 30, 2022 and 2021, respectively. Within the Software and Sensors segment, hardware gross margin increased to 43.3% for the three months ended September 30, 2022 compared to 36.9% for the same period in 2021 due to increased unit sales and higher average selling prices of Axon Body 3 and Axon Fleet, and savings on cloud hosting costs. Service margins decreased slightly to 74.1% for the three months ended September 30, 2022 from 74.6% for the same period in 2021 due to the mix of services provided.

Sales, General and Administrative Expenses

Sales, general and administrative ("SG&A") expenses were comprised as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar	Percent
	2022	2021	Change	Change
Total sales, general and administrative expenses	$102,023	$99,295	$2,728	2.7
Sales, general, and administrative as a percentage of net sales	32.7%	42.8%

Stock-based compensation expense decreased $11.7 million in comparison to the prior year comparable period, which was primarily attributable to a decrease of $11.3 million in expense related to the CEO Performance Award and a $5.3 million decrease related to the XSPP. The decreases were attributable to the vesting of ten tranches of the CEO Performance Award and nine tranches of the XSPP in 2021, which have no remaining unrecognized expense for the vested tranches. Partially offsetting the decreases was an increase in stock-based compensation expense for time-based awards due to higher headcount.

Net salaries, benefits, and bonus expense increased $4.3 million. An increase of $10.2 million in salaries, benefits, and bonus expense was attributable due to an increase in headcount and higher anticipated attainment on bonuses expected to be paid to employees at the senior director level and below. Offsetting the increase was a decrease of $5.9 million in payroll taxes related to the vesting of five tranches of our XSPP in September 2021; as no tranches of the XSPP have vested in 2022, we have not recognized payroll tax expense related to the program this year.

Sales and marketing and travel expenses increased $5.9 million. The increase was partially attributable to a $4.4 million increase related to employee commissions driven by higher revenue. The increase also reflects a $1.5 million increase in travel expenses, reflecting a return to normalized levels and an increase of in-person customer meetings. Also impacting higher travel expense was increased travel costs per trip.

Impairment expenses increased $1.4 million, primarily as a result of the decision to slow pacing on construction of our new Scottsdale, Arizona campus.

Research and Development Expenses

Research and development ("R&D") expenses were comprised as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar	Percent
	2022	2021	Change	Change
Total research and development expenses	$59,127	$42,382	$16,745	39.5
Research and development as a percentage of net sales	19.0%	18.3%

Within the TASER segment, R&D expense increased $3.4 million. An increase of $2.1 million in salaries, benefits and bonus expense reflected higher headcount. Additionally, indirect manufacturing costs and supplies increased $1.2 million related to the development of next generation products.

R&D expense for the Software and Sensors segment increased $13.4 million, reflecting an increase of $8.9 million in salaries, benefits, and bonus expense due to higher headcount and higher anticipated attainment on bonuses expected to be paid to employees at the senior director level and below. Additionally, there was a $4.3 million increase related to stock-based compensation expense, primarily related to increased headcount.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net was an expense of $11.2 million for the three months ended September 30, 2022, compared to expense of $5.5 million for the same period in 2021. During the third quarter of 2022, we recorded a $10.6 million unrealized loss on marketable securities related to our investment in CLBT and a $0.7 million loss related to observable price changes on our existing strategic investments.

Provision for Income Taxes

The provision for income taxes was an expense of $8.7 million for the three months ended September 30, 2022, which was an effective tax rate of 41.8%. Our estimated full year effective income tax rate for 2022, before discrete period adjustments, is 28.0%, which differs from the federal statutory rate primarily due to the impact of R&D tax credits offset by the executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m) and an increase in valuation allowance and unrecognized tax benefits, on projected pre-tax income for the year. The effective tax rate was unfavorably impacted by a $0.2 million discrete tax expense associated with shortfalls related to stock-based compensation for RSUs and PSUs that vested during the three months ended September 30, 2022.

Net Income

We recorded net income of $12.1 million for the three months ended September 30, 2022 compared to net income of $48.5 million for the same period in 2021. Net income per basic share was $0.17 for the three months ended September 30, 2022 compared to $0.73 net income per basic share for the same period in 2021. Net income per diluted share was $0.17 for the three months ended September 30, 2022 compared to $0.67 net income per diluted share for the same period in 2021.

Three Months Ended September 30, 2022 Compared to the Three Months Ended June 30, 2022

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended		Dollar	Percent
	September 30, 2022		June 30, 2022		Change	Change
TASER segment:
TASER 7	$65,951	21.2%	$53,440	18.7%	$12,511	23.4%
TASER X26P	5,897	1.9	12,339	4.3	(6,442)	(52.2)
TASER X2	8,298	2.7	4,534	1.6	3,764	83.0
TASER Consumer devices	1,702	0.6	1,687	0.6	15	0.9
Cartridges	46,475	14.9	49,845	17.5	(3,370)	(6.8)
Axon Evidence and cloud services	5,125	1.6	3,720	1.3	1,405	37.8
Extended warranties	7,290	2.3	7,459	2.6	(169)	(2.3)
Other	4,145	1.3	2,562	0.9	1,583	61.8
TASER segment	144,883	46.5	135,586	47.5	9,297	6.9
Software and Sensors segment:
Axon Body	35,427	11.4	27,468	9.6	7,959	29.0
Axon Flex	687	0.2	621	0.2	66	10.6
Axon Fleet	10,139	3.3	15,881	5.6	(5,742)	(36.2)
Axon Dock	4,830	1.5	5,849	2.0	(1,019)	(17.4)
Axon Evidence and cloud services	96,814	31.1	81,911	28.7	14,903	18.2
Extended warranties	14,511	4.6	12,498	4.4	2,013	16.1
Other	4,463	1.4	5,799	2.0	(1,336)	(23.0)
Software and Sensors segment	166,871	53.5	150,027	52.5	16,844	11.2
Total net sales	$311,754	100.0%	$285,613	100.0%	$26,141	9.2%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Three Months Ended
			Unit	Percent
	September 30, 2022	June 30, 2022	Change	Change
TASER 7	40,502	32,790	7,712	23.5%
TASER X26P	3,745	8,831	(5,086)	(57.6)
TASER X2	5,120	2,745	2,375	86.5
TASER Consumer devices	7,180	5,157	2,023	39.2
Cartridges	1,481,169	1,536,332	(55,163)	(3.6)
Axon Body	71,070	59,851	11,219	18.7
Axon Flex	1,188	1,136	52	4.6
Axon Fleet	2,342	6,146	(3,804)	(61.9)
Axon Dock	3,822	5,314	(1,492)	(28.1)

Net sales within the TASER segment increased by approximately $9.3 million or 6.9% as compared to the prior quarter, primarily due to an increase of $12.5 million in TASER 7 revenue due to increased units sold. Cartridge revenue decreased $3.4 million due to a small decrease in the overall average selling prices and a decrease in legacy cartridge units. An overall decrease in sales for our TASER legacy devices was driven by lower unit sales for TASER X26P devices, partially offset by higher average selling prices and an increase in sales of our TASER X2 devices.

Within the Software and Sensors segment, net sales increased $16.8 million or 11.2% during the three months ended September 30, 2022 compared to the prior quarter. Net sales of Axon Body drove increases in the aggregate number of users, which resulted in increased Axon Evidence revenue of $14.9 million. Axon Body revenue increased $8.0 million due to increased unit sales and higher average selling prices. Partially offsetting the increases in segment revenue, Axon Fleet revenue decreased $5.7 million as a result of decreased units sold, partially offset by higher average selling prices.

Nine months ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Nine Months Ended September 30,
	2022		2021
Net sales from products	$586,653	68.7%	$463,116	71.7%
Net sales from services	267,140	31.3	182,687	28.3
Net sales	853,793	100.0	645,803	100.0
Cost of product sales	260,578	30.5	195,253	30.2
Cost of service sales	70,256	8.2	44,701	6.9
Cost of sales	330,834	38.7	239,954	37.1
Gross margin	522,959	61.3	405,849	62.9
Operating expenses:
Sales, general and administrative	287,157	33.6	403,554	62.5
Research and development	165,090	19.4	143,352	22.2
Total operating expenses	452,247	53.0	546,906	84.7
Income (loss) from operations	70,712	8.3	(141,057)	(21.8)
Interest and other income, net	91,076	10.6	36,896	5.7
Income (loss) before provision for income taxes	161,788	18.9	(104,161)	(16.1)
Provision for (benefit from) income taxes	43,824	5.1	(57,651)	(8.9)
Net income (loss)	$117,964	13.8%	$(46,510)	(7.2)%

The following table presents our revenues disaggregated by geography (in thousands):

	Nine Months Ended September 30,
	2022		2021
United States	$707,304	83%	$518,050	80%
Other Countries	146,489	17	127,753	20
Total	$853,793	100%	$645,803	100%

International revenue increased compared to the prior year comparable period, driven primarily by increased sales in our Asia-Pacific (“APAC”) region.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Nine Months Ended September 30,				Dollar	Percent
	2022		2021		Change	Change
TASER segment:
TASER 7	$169,457	19.8%	$112,760	17.5%	$56,697	50.3%
TASER X26P	27,715	3.2	28,618	4.4	(903)	(3.2)
TASER X2	16,451	1.9	39,001	6.0	(22,550)	(57.8)
TASER Consumer devices	5,085	0.6	4,873	0.8	212	4.4
Cartridges	134,145	15.7	116,409	18.0	17,736	15.2
Axon Evidence and cloud services	11,862	1.4	5,809	0.9	6,053	104.2
Extended warranties	21,428	2.5	17,602	2.7	3,826	21.7
Other	8,686	1.1	7,946	1.3	740	9.3
TASER segment	394,829	46.2	333,018	51.6	61,811	18.6
Software and Sensors segment:
Axon Body	92,603	10.9	60,545	9.4	32,058	52.9
Axon Flex	2,637	0.3	3,481	0.5	(844)	(24.2)
Axon Fleet	39,840	4.7	15,073	2.3	24,767	164.3
Axon Dock	18,159	2.1	18,889	2.9	(730)	(3.9)
Axon Evidence and cloud services	258,664	30.3	175,933	27.2	82,731	47.0
Extended warranties	36,070	4.2	24,632	3.8	11,438	46.4
Other	10,991	1.3	14,232	2.3	(3,241)	(22.8)
Software and Sensors segment	458,964	53.8	312,785	48.4	146,179	46.7
Total net sales	$853,793	100.0%	$645,803	100.0%	$207,990	32.2%

Net unit sales for TASER segment products and Software and Sensors segment products were as follows:

	Nine Months Ended September 30,		Unit	Percent
	2022	2021	Change	Change
TASER 7	104,687	77,421	27,266	35.2%
TASER X26P	18,914	21,837	(2,923)	(13.4)
TASER X2	9,871	24,188	(14,317)	(59.2)
TASER Consumer devices	18,538	18,225	313	1.7
Cartridges	4,107,440	3,751,060	356,380	9.5
Axon Body	193,483	149,914	43,569	29.1
Axon Flex	5,451	6,801	(1,350)	(19.9)
Axon Fleet	14,235	6,655	7,580	113.9
Axon Dock	17,200	20,625	(3,425)	(16.6)

Net sales for the TASER segment increased 18.6% primarily due to an increase of $56.7 million in TASER 7 devices and $17.7 million in cartridge revenue. We continue to see a shift to purchases of our latest generation device, TASER 7, from legacy devices. TASER 7 revenue was impacted by higher average selling prices and an increase in unit sales. The increase in cartridge revenue was impacted by an increase in unit sales and by higher average selling prices, driven by the increase in TASER 7 cartridge units. The increase in revenue from Axon Evidence and cloud services was driven by revenue from our VR training offering and an increase in the number of TASER 7 devices in the field. Offsetting the increases were decreased unit sales for our legacy TASER devices. During the nine months ended September 30, 2022, we recognized $33.3 million in TASER 7 revenue for orders that were scheduled to ship prior to December 31, 2021, but could not be fulfilled due to the delayed receipt of a manufacturing component for our TASER 7 devices.

Net sales for the Software and Sensors segment increased 46.7%, or $146.2 million during the nine months ended September 30, 2022 as we continued to add users and associated devices to our network. The increase in the aggregate number of users drove the majority of the increase in Axon Evidence revenue of $82.7 million. Increased unit sales of our Axon Body 3 camera drove the $32.1 million increase in Axon Body. The $24.8 million increase in Axon Fleet revenue was primarily driven by higher unit sales and higher average selling prices. Our newest Fleet product, Axon Fleet 3, which includes automated license plate reader technology, began shipping on June 30, 2021. An increase in cameras and docks in the field drove the $11.4 million increase in extended warranties, as most of those devices are sold with extended warranties. Partially offsetting the overall increase in the Software and Sensors segment revenue was a $3.2 million decrease of Other revenue, driven primarily by $2.8 million of contra-revenue during the period related to a free trial program of third party products. During the nine months ended September 30, 2022, we recognized $14.7 million for orders that were scheduled to ship prior to December 31, 2021, but could not be fulfilled due to supply chain constraints for our Axon Body 3 devices.

We consider total company future contracted revenues a forward-looking performance indicator. As of September 30, 2022, we had approximately $3.73 billion of total company future contracted revenue, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. We expect to recognize between 15% - 20% of this balance over the next twelve months, and expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Cost of Product and Service Sales

Within the TASER segment, cost of product and service sales increased to $142.5 million for the nine months ended September 30, 2022 from $112.4 million for the same period in 2021, primarily related to higher unit sales and increased cost on raw materials. Cost as a percentage of sales increased to 36.1% from 33.7%. The increase was primarily attributable to higher labor and freight costs as well as increased manufacturing overhead costs due to expanding our manufacturing capabilities. While we continue to adjust strategic inventory levels based on areas of risk to mitigate potential supply disruption, global supply conditions could further impact our margins.

Within the Software and Sensors segment, cost of product and service sales increased to $188.3 million for the nine months ended September 30, 2022 from $127.6 million for the same period in 2021. Cost as a percentage of sales increased slightly to 41.0% from 40.8%. The increase was primarily driven by product mix and an increase in low-to-no margin professional services that support new installations for software customers.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment decreased to 63.9% from 66.3% for the nine months ended September 30, 2022 and 2021, respectively. The decrease was a result of higher labor costs and increases on freight and raw materials.

As a percentage of net sales, gross margin for the Software and Sensors segment decreased slightly to 59.0% from 59.2% for the nine months ended September 30, 2022 and 2021, respectively. Within the Software and Sensors segment, hardware gross margin was 42.3% for the nine months ended September 30, 2022 compared to 39.2% for the same period in 2021, while the service margins were 72.4% and 74.7% during those same periods, respectively.

Sales, General and Administrative Expenses

Sales, general and administrative ("SG&A") expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar	Percent
	2022	2021	Change	Change
Total sales, general and administrative expenses	$287,157	$403,554	$(116,397)	(28.8)%
SG&A expenses as a percentage of net sales	33.6%	62.5%

Stock-based compensation expense decreased $175.2 million in comparison to the prior year comparable period, which was primarily attributable to a decrease of $116.0 million in expense related to the CEO Performance Award and a decrease of $74.3 million related to our XSPP. The decrease related to the vesting of ten tranches of the CEO Performance Award and nine tranches of the XSPP in 2021, which have no remaining unrecognized expense for the vested tranches. The decrease was partially offset by increased stock-based compensation expense for time-based awards due to higher headcount.

Salaries, benefits, and bonus expense increased $17.9 million. Of the total increase, $21.0 million is attributable to an increase in salaries and related primarily to increased headcount. An increase in bonus expense of $6.1 million reflected higher anticipated attainment on bonuses expected to be paid to employees at the senior director level and below, as well as on our annual bonus. Partially offsetting the increase was a decrease of $9.2 million in payroll taxes related to the vesting of nine tranches of the XSPP in the nine months ending September 30, 2021; as no tranches have vested in 2022, we have not recognized payroll tax expense related to the program this year.

Sales and marketing and travel expenses increased $21.5 million. The increase was primarily driven by a $9.2 million increase in commissions expense tied to higher revenue. Also impacting the change in expense was an increase in travel expenses of $8.6 million reflecting increased in-person customer and vendor meetings. Increased travel costs per trip also impacted higher travel expenses. An increase of $4.3 million related to trade shows and seminars, as we hosted in-person events including our annual user conference, Axon Accelerate, in 2022.

Professional and consulting expenses increased $7.4 million in comparison to the prior year comparable period, driven primarily by increased legal and consulting expense.

Research and Development Expenses

Research and development ("R&D") expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar	Percent
	2022	2021	Change	Change
Total research and development expenses	$165,090	$143,352	$21,738	15.2%
R&D expenses as a percentage of net sales	19.4%	22.2%

Within the TASER segment, R&D expense increased $5.0 million. An increase of $6.1million in salaries, benefits and bonus expense reflected higher headcount. Additionally, indirect manufacturing costs and supplies increased $2.5 million related to the development of next generation products. Fully offsetting these increases was a decrease in stock-based compensation expense of $5.6 million, due to the vesting of nine XSPP tranches during 2021, for which there is no remaining unamortized expense.

R&D expense for the Software and Sensors segment increased $16.7 million, reflecting an increase of $21.5 million in salaries, benefits, and bonus expense due to higher headcount, higher attainment on bonuses expected to be paid to employees at the senior director level and below and on our annual bonus. Partially offsetting the increase was a decrease in stock-based compensation expense of $5.8 million, due to the vesting of nine XSPP tranches during 2021, for which there is no remaining unamortized expense for the vested tranches.

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

Interest and Other Income, Net

Interest and other income, net was $91.1 million for the nine months ended September 30, 2022, compared to income of $36.9 million for the same period in 2021. During the nine months ended September 30, 2022, we recorded a net unrealized gain of $129.4 million related to observable price changes for our existing investments and related warrants and the exercise of warrants in one of our strategic investees, which was partially offset in part by a $36.9 million unrealized loss on marketable securities related to our investment in CLBT. For the nine months ended September 30, 2021, we recorded a gain of $40.9 million related to observable price changes for our investments in certain unconsolidated affiliates and related warrants; $12.3 million of this gain was realized during the period on the sale of a portion of our existing investment.

Provision for Income Taxes

The provision for income taxes was an expense of $43.8 million for the nine months ended September 30, 2022, which was an effective tax rate of 27.1%. Our estimated full year effective income tax rate for 2022, before discrete period adjustments, is 28.0%, which differs from the federal statutory rate primarily due to the impact of R&D tax credits offset by the executive compensation limitation under IRC Section 162(m) and an increase in valuation allowance and unrecognized tax benefits, on projected pre-tax income for the year. The effective tax rate was favorably impacted by a $1.4 million discrete tax benefit primarily associated with net windfalls related to stock-based compensation for RSUs and PSUs that vested during the nine months ended September 30, 2022.

Net Income

We recorded net income of $118.0 million for the nine months ended September 30, 2022 compared to net loss of $46.5 million for the same period in 2021. Net income per basic share was $1.66 for the nine months ended September 30, 2022 compared to $0.71 net loss per basic share for the same period in 2021. Net income per diluted share was $1.63 for the nine months ended September 30, 2022 compared to $0.71 net loss per diluted share for the same period in 2021.

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

Although these non-GAAP financial measures are not consistent with GAAP, management believes investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:

●	these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our GAAP financial measures;
●	these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our GAAP financial measures;
●	these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and

●	these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q were prepared under a comprehensive set of rules or principles.

EBITDA and Adjusted EBITDA (CEO Performance Award) reconciles to net income (loss) as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2022	2022	2021	2022	2021
Net income (loss)	$12,131	$50,962	$48,524	$117,964	$(46,510)
Depreciation and amortization	6,206	6,210	4,838	18,171	13,420
Interest expense	3	3	5	14	27
Investment interest (income) loss	(1,098)	584	(123)	(168)	(1,158)
Provision for (benefit from) income taxes	8,727	17,475	(51,164)	43,824	(57,651)
EBITDA	$25,969	$75,234	$2,080	$179,805	$(91,872)

Adjustments:
Stock-based compensation expense	28,204	21,162	35,062	74,454	262,221
Adjusted EBITDA (CEO Performance Award)	$54,173	$96,396	$37,142	$254,259	$170,349

Liquidity and Capital Resources

Summary

As of September 30, 2022, we had $147.7 million of cash and cash equivalents, a decrease of $208.6 million as compared to December 31, 2021. Cash and cash equivalents and investments totaled $370.9 million, representing a decrease of $31.2 million from December 31, 2021.

Our ongoing sources of cash include cash on hand, investments, and cash flows from operations. Restricted cash balance of $1.7 million primarily related to funds held in an international bank account securing a guarantee and funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. This balance is included in prepaid expenses and other current assets, as well as other long-term assets on our condensed consolidated balance sheet. In addition, our $50.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. Advances under the line of credit bear interest at Term SOFR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.

As of September 30, 2022, we had letters of credit outstanding of $6.5 million, leaving the net amount available for borrowing of $43.5 million. The facility matures on December 31, 2023, and has an accordion feature which allows for an increase in the total line of credit up to $100.0 million, subject to certain conditions, including the availability of additional bank commitments. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility. At September 30, 2022 and December 31, 2021, there were no borrowings under the line other than the outstanding letters of credit.

Based on our strong balance sheet and the fact that we do not have long-term debt at September 30, 2022, we believe financing will be available, both through our existing revolving credit facility and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions or investments, income and payroll tax payments for net-settled stock awards, and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock from time to time pursuant to our stock repurchase plan. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to market and business conditions.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2022	2021
Operating activities	$104,241	$111,564
Investing activities	(302,001)	93,412
Financing activities	(2,465)	(76,902)
Effect of exchange rate changes on cash and cash equivalents	(6,783)	(1,827)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(207,008)	$126,247

Operating activities

Net cash provided by operating activities in the first nine months of 2022 of $104.2 million reflects net income of $118.0 million, non-cash income statement items totaling $41.6 million, and a decrease of $55.3 million for the net change in operating assets and liabilities. Included in the non-cash items were $74.5 million in stock-based compensation expense, a decrease of $30.3 million in deferred income taxes, net, $18.2 million in depreciation and amortization expense, and a $92.5 million gain on the change in fair value of strategic investments and marketable securities, net. Cash provided by operations was favorably impacted by increased deferred revenue of $115.2 million, which was primarily attributable to increased sales where payment is received from the customer before performance occurs. Additionally, accounts payable, accrued and other liabilities increased $28.7 million due to an increase in accounts payable due to the timing of invoice payments and to increased accrued commissions on higher revenue. Offsetting this activity was an increase of accounts and notes receivables and contract assets of $115.0 million, an increase of $66.3 million in inventory, and an increase in prepaid expenses and other assets of $17.9 million. The increase in accounts and notes receivable and contract assets is due to increased sales and timing of satisfied performance obligations compared to customer payments of accounts receivable. Inventory increases were a result of advance purchases to support future sales. The increase in prepaid expenses and other assets was driven by an increase of deferred commissions related to increased bookings.

Net cash provided by operating activities in the first nine months of 2021 of $111.6 million reflects a net loss of $46.5 million, non-cash income statement items totaling $192.1 million, and a use of cash of $34.1 million for the net change in operating assets and liabilities. Included in the non-cash items were $13.4 million in depreciation and amortization expense, $262.2 million in stock-based compensation expense and a $40.9 million gain on the change in fair value of strategic investments, offset by an  unrealized loss of $6.7 million on marketable securities. Cash provided by operations was impacted by increased deferred revenue of $87.6 million, which was primarily attributable to increased sales. This increase was offset by increased accounts and notes receivable and contract assets of $118.1 million and increased prepaid expenses and other assets of $28.9 million. The increase in accounts and notes receivable and contract assets was primarily driven by increased sales. The increase in prepaid expenses and other assets was driven by increases in deferred commissions for bookings not yet recognized as revenue, an increase in prepaid licenses, an increase in right-of-use lease assets, and an increase in income tax receivable as compared to the prior year end.

Investing activities

We used $302.0 million of cash for investing activities during the first nine months of 2022. Cash outflows from investing activities included $70.5 million for new strategic minority investments, $6.6 million for the exercise price of warrants related to our strategic investments, and $2.1 million for a business acquisition. The outflows also included $178.7 million for the purchase of available-for-sale investments, net of proceeds from calls and maturities. Property and equipment purchases totaled $44.0 million, net of proceeds on disposals.

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

Financing activities

Net cash used in financing activities was $2.5 million during the first nine months of 2022 and was primarily attributable to the payment of income and payroll taxes on behalf of employees who net-settled stock awards during the period.

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

Our significant accounting policies are discussed in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes to these policies for the nine months ended September 30, 2022.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “available-for-sale”.  We report available-for-sale investments at fair value as of each balance sheet date and record any unrealized gains or losses within accumulated other comprehensive income (loss) as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income (expense), net within the condensed consolidated statements of operations. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the condensed consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If we have the intent to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations. Based on investment positions as of September 30, 2022, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $4.8 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Additionally, we have access to a $50.0 million line of credit borrowing facility which bears interest at Term SOFR plus 1.0 to 1.5% per year determined in accordance with a pricing grid based on our funded debt to EBITDA ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $6.5 million at September 30, 2022. At September 30, 2022, there was no amount outstanding under the line of credit and the available borrowing under the line of credit was $43.5 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6.    Exhibits

10.1+*	Executive Employment Agreement by and between Axon Enterprise, Inc. and Brittany Bagley
10.2	Axon Enterprise, Inc. 2022 Stock Inducement Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8, filed September 23, 2022)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL

+Management contract or compensatory plan or arrangement

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	November 9, 2022
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2022	By:	/s/ BRITTANY BAGLEY
Chief Financial Officer and Chief Business Officer
(Principal Financial and
Accounting Officer)