Form 10-K
period 2022-12-31
AXON ENTERPRISE, INC.
filed 2023-02-28
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6.3 billion based on the closing sale price as reported on The NASDAQ Global Select Market.

The number of shares of the registrant’s common stock outstanding as of February 24, 2023 was 72,862,227

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022 are incorporated by reference into Part III of this Form 10-K.

AXON ENTERPRISE, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully in “Part I. Item 1A. Risk Factors.”

Strategic Risks

●	If law enforcement agencies do not continue to purchase and use our products and services, our growth prospects, operating results and financial conditions will be adversely affected.
●	If our TASER conducted energy devices (“CEDs”) do not continue to be widely accepted, our growth prospects will be diminished.
●	If we are unable to design, introduce, sell and deploy new products or new product features successfully, our business and financial results could be adversely affected.
●	We face risks associated with rapid technological change and new competing products.
●	Our future success is dependent on our ability to expand sales through direct sales and distributors and our inability to increase direct sales or recruit new distributors would negatively affect our sales.
●	Acquisitions of, or investments in, other companies, products, or technologies could disrupt our business, dilute stockholder value, and adversely affect our operating results.
●	Our failure to retain executive officers, specifically Patrick W. Smith, could adversely impact our business.

Operational Risks

●	Unavailability of materials or higher costs could adversely affect our financial results.

●	Material adverse developments in domestic and global economic conditions, or the occurrence of other world events, could materially adversely affect our revenue and results of operations.
●	To the extent demand for our products increases, our future success will be dependent upon our ability to manage our growth and to increase manufacturing production capacity.
●	Delays in product development schedules could adversely affect our revenues and cash flows.
●	We expend significant resources in anticipation of a sale and may receive no revenue in return.
●	Changes in civil forfeiture laws may affect our customers’ ability to purchase our products.
●	Catastrophic events could materially adversely affect our business and/or financial condition.
●	If our security measures or those of our third-party cloud storage providers are breached and unauthorized access is obtained to customers’ data or our data, our network, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.
●	Defects or disruptions in our services could impact demand for our services and subject us to substantial liability.
●	Defects in our products could reduce demand for our products or result in product recalls and result in a loss of sales, delay in market acceptance and damage to our reputation.
●	Our international operations expose us to additional risks that could adversely affect our business.
●	We depend on our ability to attract and retain our key management, sales and technical personnel.
●	If we fail to comply with federal, state or local regulations applicable to TASER 10 we may be subject to governmental actions or litigation which could adversely affect our business.
●	If we fail to maintain effective internal control over financial reporting or identify a material weakness or significant deficiency, our ability to accurately and timely report our financial condition and results of operations could be adversely affected, investor confidence could diminish, and the value of our common stock may decline.

Financial Risks

●	An increasing percentage of our revenue is derived from subscription billing arrangements which may result in delayed cash collections and may increase customer credit risk on receivables and contract assets.
●	We may experience a decline in gross margins due to a shift in product sales to software and sensors products and services which may continue to carry a lower gross margin than that of TASER devices.
●	Software-as-a-Service revenue for Axon Evidence is recognized over the terms of the contracts, which may be several years, and, as such, trends in new business may not be immediately reflected in our operating results.
●	Most of our end-user customers are subject to budgetary and political constraints that may prevent sales.
●	Due to municipal government funding rules, certain of our contracts are subject to various cancellation clauses, which could allow our customers to cancel or not exercise options to renew contracts in the future.
●	We maintain most of our cash balances, some of which are not insured, at three depository institutions.
●	Stock transactions may have a material, unpredictable impact on our results of operations and may result in dilution to existing shareholders.
●	Our financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.
●	Unanticipated changes in our effective tax rate and additional tax liabilities may impact our operating results.
●	Our revenues and operating results may fluctuate unexpectedly, which may cause our stock price to decline.

Legal and Compliance Risks

●	We may face personal injury, wrongful death, product liability and other liability claims that harm our reputation and adversely affect our sales and financial condition.
●	Other litigation, government inquiries and regulatory actions may subject us to significant costs and judgments and divert management attention from our business.

●	We have been, and may be subject to intellectual property infringement and other claims, which could incur substantial litigation costs, result in significant damage awards, inhibit our use of certain technologies, and divert management attention from our business.
●	If we are unable to protect our intellectual property, the value of our brands and products may decrease and we may lose our competitive market advantage.
●	We may be limited in our ability to enforce patent rights internationally to only those jurisdictions in which our patent applications have been granted.
●	A variety of new and existing laws and/or interpretations could materially and adversely affect our business.
o	Our business could be adversely affected by rules and regulations governing our radio spectrum devices.
o	Changes in statutes, regulations, and interpretation outside of our control may result in our products being classified or reclassified as firearms and could substantially reduce our private citizen market.
o	Failure to comply with U.S. federal regulations could disrupt our operations.
o	Our inability to obtain export licenses or classifications on a timely basis for sales of our products to our international customers could adversely affect our international sales.
o	Inability to comply with federal regulation of foreign national employees could curtail the company’s ability to execute research and development and production related to CED technology.
o	Our product sales may be adversely affected by state and local governmental regulation of our TASER-branded devices.
o	Certain jurisdictions prohibit, restrict, or require a permit for importation, sale, possession or use of CEDs, including in some countries by law enforcement agencies, limiting our international sales opportunities.
o	Abrupt changes to domestic and international regulation of imports and exports of components in our supply chain can result in delays or interruptions to final product supplies.
o	Any failure to properly maintain or license our foreign operations could limit our ability to sell, support, or develop our products and services both internationally and in the U.S. market.
o	We may be adversely impacted by environmental or climate change disclosure litigation and new, or changes in, environmental safety laws, regulations or rules.
o	Our inability to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, could result in signiﬁcant regulatory and third party liability, increased costs and may adversely affect our business.
●	We are subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.

Risks Related to our Convertible Notes

●	Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow to pay our substantial debt.
●	The conditional conversion feature of our 0.50% Convertible Senior Notes due 2027 (the “Notes”), if triggered, may adversely affect our operating results.
●	Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
●	Changes in the accounting treatment for the Notes may have a material effect on our reported financial results.
●	The convertible note hedge and warrant transactions may affect the value of the Notes and our common stock.
●	We are subject to counterparty risk with respect to the convertible note hedge transactions.

Item 1.    Business

Axon Enterprise, Inc. may be referred to as “the Company,” “Axon,” “we,” or “our.”

Overview

Axon’s mission is to protect life in service of promoting peace, justice and strong institutions. Our moonshot goal is to cut gun-related deaths between police and the public in the United States by 50 percent before 2033.

As a technology leader in global public safety, Axon is building the public safety operating system of the future by integrating a suite of hardware devices and cloud software solutions that lead modern policing. Axon's suite includes TASER energy devices, body-worn cameras, in-car cameras, cloud-hosted digital evidence management solutions, productivity software and real-time operations capabilities.

Our hardware and software solutions advance our long-term strategic vision of a) obsoleting the bullet, b) reducing social conflict, c) enabling a fair and effective justice system, and d) building for racial equity, diversity, and inclusion. Our products solve some of society's most challenging problems and our mission attracts top talent.

Our research & development (“R&D”) investments support continuous innovation on behalf of our customers. Our financial strategy is to build highly recurring, highly profitable businesses. Axon products are generally cloud-connected, designed to drive better outcomes and customer experiences, and sold via mutually reinforcing integrated bundles.

Axon’s operations comprise two reportable segments:

1.	Software and Sensors: We develop, manufacture and sell fully integrated hardware and cloud-based software solutions that enable law enforcement to capture, securely store, manage, share and analyze video and other digital evidence. Our software offerings also support productivity and real-time operations.
2.	TASER: Axon is the market leader in the development, manufacture and sale of conducted energy devices ("CEDs"), which we sell under our brand name, TASER.

Further information about our reportable segments and sales by geographic region is included in Notes 1, 2 and 20 of the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. For backlog by reportable segment, refer to Part II, Item 7 of this Annual Report on Form 10-K.

Axon employees are distributed across multiple geographies and report to work via a remote-hybrid model, which leverages both in-person collaboration environments as well as cloud-based software tools that enable remote productivity. Our physical headquarters in Scottsdale, Arizona houses some executive management, sales, marketing, certain engineering, manufacturing, finance and other administrative support functions. Our other key in-person facilities include Seattle, London and Ho Chi Minh City. We also have subsidiaries, and in some cases offices located in Australia, Canada, Finland, France, Germany, Hong Kong, India, Italy, the Netherlands, Spain, the United Kingdom, and Vietnam.

Key Product Category Revenue Drivers: What We Offer

Axon products are generally cloud-connected, designed to drive better outcomes and customer experiences, and sold via mutually reinforcing integrated bundles. Our key revenue drivers belong to three broad product categories:

●	TASER: We develop smart devices, tools and services that support public safety officers in de-escalating situations, avoiding or minimizing use of force and aiding consumer personal protection. These tools include TASER devices, virtual reality training services and consumer devices. Research has shown that TASER devices are the most effective less-than-lethal force option, with the lowest likelihood of injury to officers and assailants. Since our inception in 1993, TASER devices have been adopted by a majority of U.S. state and local police departments and are used daily to help keep communities safe. Global adoption of TASER devices remains early and we are expanding into new geographies. Axon VR solutions make public safety training more accessible, relevant and affordable — with the goal of using new immersive VR technologies to better prepare officers for real-life situations in the field.
●	Sensors: Axon devices address many needs, including transparency, real-time situational awareness, and capturing evidence accurately and integrating with software workflows. Product categories within sensors include Axon body cameras, Axon Fleet in-car systems, and other devices that work with our software.
●	Software: Axon is building a suite of cloud-based, software-as-a-service (“SaaS”) solutions that integrate with our sensors and TASER devices to benefit customers and drive annual recurring revenue, which totaled $473 million(a) as of December 31, 2022. We have many SaaS solutions, which can best be trisected into three categories: digital evidence management, productivity and real-time operations solutions. Axon Evidence is the world’s largest cloud-hosted public safety data repository of public safety video data and other types of digital evidence. Our productivity suite, which includes Axon Records, is designed to save officers time spent writing reports and doing paperwork. And our real-time operations capabilities, which include Axon Respond, integrates location data, signal alerts and video feeds to provide a complete picture of evolving situations.
(a)	Monthly recurring license, integration, warranty, and storage revenue for the year ended December 31, 2022.

Sales and Distribution: Who We Sell To and Where We Deliver

We think of our core customers as falling into roughly four categories of funding sources: U.S. state and local governments, the U.S. federal government, international government customers, and commercial enterprises. Additionally, the types of customers who find value in our product offerings are expanding beyond law enforcement to include attorneys, fire and EMS personnel, corrections and the U.S. military.

Axon’s sales force and strong customer relationships represent key strategic advantages. The majority of our revenues are generated via direct sales, including our online store, although we do leverage distribution partners and third-party resellers.

Our largest customer segment is U.S. state and local law enforcement. Axon has a customer relationship with over 95% of state and local law enforcement agencies in the United States. The remaining agencies are served via our telesales team, as well as distributors.

No customer represented more than 10% of total net sales for the years ended December 31, 2022, 2021 or 2020.

We are diversifying into new markets by adding new types of customer profiles, or users, and by adding to our core customer base. In recent years, we have been investing in sales personnel to capture these new markets, and in 2023, we will focus on strategic headcount additions to support key new markets and newer products.

Governmental agencies generally have the ability to terminate our contracts, in whole or in part, for reasons including, but not limited to, non-appropriation of funds. We continue to monitor developments in federal government funding.

Resources

Manufacturing and Supply Chain

We perform light manufacturing, final assembly, and final test operations at our headquarters in Scottsdale, Arizona, and own substantially all of the equipment required to develop, prototype, manufacture and assemble our finished products. We have continued to maintain both our ISO 9001 and our ISO 9001:2015 certifications.

We continue to take steps to diversify our supply chain and global manufacturing footprint, which positioned us well managing through the recent supply chain challenges. Thus far, we have been able to produce and ship our critical core products. As we enter 2023, material availability is improving but still poses real risks to all businesses that manufacture products. Supplier decommitments remain our largest area of risk as we continue to experience this in several areas. However, we have put programs in place to mitigate this risk. We proactively manage our supply chain down to third tier suppliers to overcome material shortages as they arise. These actions align to our strategic model to help meet strong product demand while also preparing us to stagger factory work schedules as needed, which enables us to meet compressed build schedules over short periods of time. We continue to adjust strategic inventory levels based on areas of risk to mitigate potential supply disruptions.

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

We provide limited manufacturer’s warranties on our Axon devices and CEDs, and customers also have the option to purchase extended warranties. For additional information about our warranties, refer to Note 1 in the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Intellectual Property

We protect our intellectual property with U.S. and international patents and trademarks. Our patents and pending patent applications relate to technology used by us in connection with our products. We also rely on international treaties, organizations and laws to protect our intellectual property. As of December 31, 2022, we hold 274 U.S. patents, 109 U.S. registered trademarks, 165 international patents, and 415 international registered trademarks, and also have numerous patent and trademark applications pending.

We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as the commercial significance of our operations and our competitors’ operations in particular countries and regions, our strategic technology or product directions in different countries, and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions. We have the exclusive rights to many Internet domain names, primarily including “Axon.com”, “Evidence.com”, and “TASER.com.”  We also vigorously protect our intellectual property, including trademarks, patents and trade secrets against third-party infringement.

Confidentiality agreements are used with employees, consultants and key suppliers to help ensure the confidentiality of our trade secrets.

Competition

Sensors — Connected Cameras and Digital Evidence Management Software: The body-worn camera and in-car video/automatic license plate readers market is highly competitive.  Our competition includes Motorola Solutions, Utility Associates, Getac Technology Corporation, Panasonic Corp., Reveal Media, Safe Fleet, Digital Ally Inc., Visual Labs Inc., Intrensic, LLC, as well as Safety Vision, LLC, Rekor Systems Inc., and Genetec Inc.

The market for software solutions to improve public safety agency workflows is both highly fragmented and highly competitive. Our cloud-based digital evidence management system, Axon Evidence, competes with both cloud-based platforms and on-premises based systems designed by third-parties or developed internally by an agency's technology staff. Our competition includes Motorola Solutions, Panasonic Corp., IBM, Oracle, FotoWare, Vidizmo, LLC, NICE, QueTel Corporation, OpenText Corporation, and FileOnQ among others.

Key competitive factors in this market include product performance, product features (including live-streaming, GPS tracking, and pre-event buffering), battery life, product quality and warranty, total cost of ownership, data security, data and information workflows, company reputation and financial strength, and relationships with customers.

Productivity and Real-Time Operations — Records Management System (RMS) and Computer Aided Dispatch (CAD): The RMS and CAD markets are highly competitive and highly fragmented. We have identified more than 50 software providers, including Motorola Solutions, Tyler Technologies, Central Square Technologies (formerly Superion, TriTech and Aptean), Northrop Grumman, Hexagon AB, Niche Technology Inc., Caliber Public Safety (parent, Harris Computer Systems), Saab, SOMA Global, RapidDeploy Inc., Sopra Steria, Mark43 Inc, and CSI Technology Group. In addition, not all law enforcement agencies use software for report writing — some still use paper. We believe our network of camera sensors and digital evidence management platform give us a strategic advantage in these product categories. Our Respond offering competes both with real-time operations platforms that ingest body camera video feeds, like Motorola’s CommandCentral Aware, Hitachi's Visualization Suite and Genetec's Citigraf as well as platforms that ingest video feeds exclusively from surveillance cameras, like Rave Mobile Safety, Live Earth and Mutualink among others.

TASER for Professional User Markets: Our CEDs compete with a variety of less-lethal alternatives to firearms, including rubber bullets or rubber baton rounds, such as those made by Combined Systems; pepper spray, pepper spray projectiles, such as those made by Byrna Technologies Inc. (dba Fox Labs), SABRE Corporation, and Mace Security International, Inc.; traditional stun guns, such as those made by UZI and Jolt; hand-held remote restraint devices involving a tether, such as the one made by Wrap Technologies Inc.; laser dazzlers that cause temporary blindness, such as the one made by B.E. Meyers & Co., Inc.; stun grenades, such as those made by Combined Systems, Inc.; long-range acoustic devices, such as the one made by Genasys Inc.; police batons and night sticks, such as those made by Monadnock and by Armament Systems and Procedures, Inc. TASER devices offer advanced technology, versatility, portability, effectiveness, built-in accountability systems, and low injury rates, which enable us to compete effectively against other less-lethal alternatives. TASER devices also offer connectivity to our cloud network, which allows law enforcement agencies and other professional users to more effectively manage their less-lethal programs and automate use-of-force reporting.

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

Virtual Reality (“VR”) De-Escalation Training for Law Enforcement, Corrections and Private Security Markets: Our VR Training platform competes with several other companies in the space who offer simulation scenarios, including simulated training on the use of both lethal and less-lethal alternatives. Our competition in this space includes VirTra Inc., Apex Officer, Laser Shot Inc., InVeris Training Solutions Inc., MILO, Ti Training Corp, Adaptive VR Ltd. (AVRT), V-Armed, Street Smarts VR and WRAP Technologies.

Key competitive factors in this market include scale of content library, integration to additional sensors and devices (e.g. haptic suit, TASER), ease of use, visual fidelity and realism, quality of immersion experience (enhanced by capabilities such as eye tracking and speech recognition) and portability.

TASER for Personal Safety: In the private citizen market, TASER devices compete with firearms and with other less-than-lethal self-defense options such as stun guns and pepper spray-based products including pepper guns and miniature spray cans. Leading competitors in the less-than-lethal space include Byrna Technologies, Inc., Salt Supply Co., PepperBall, Mace, SABRE and Vipertek. The TASER StrikeLight competes in the flashlight category, in which there are dozens, if not hundreds, of competitors, including tactical flashlight providers with and without stun-gun capabilities.

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

Non-Axon trademarks are property of their respective owners.

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

Governmental Regulation

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including, for example, laws and regulations related to: privacy and data protection, security, retention, and deletion; rights of publicity; content; intellectual property; regulation of certain of our CEDs as firearms; advertising; marketing; distribution; electronic contracts and other communications; competition; consumer protection; telecommunications; product liability; taxation; labor and employment; economic or other trade prohibitions or sanctions; securities; and online payment services. There are a number of legislative proposals in the U.S., at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. Foreign laws and regulations can impose different obligations or be more restrictive than those in the U.S.

These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. See “Item 1A. Risk Factors – Legal and Compliance Risks - A variety of new and existing laws and/or interpretations could materially and adversely affect our business.”

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

Axon body worn cameras, docks, fleet vehicle cameras and signal devices are subject to FCC’s rules and regulations. The FCC regulates not only the "intentional radiation" of radio transmitters, but also the "unintentional radiation" of noise from all sorts of electrical equipment. Current Axon products use Bluetooth, WiFi and/or Long-Term Evolution (“LTE”) radio technologies. With the integration of LTE technologies, we must also apply for the approval of private certifications such as Cellular Telecommunications and Internet Association certification, required by FirstNet and other operators. These regulations affect CEDs with Signal technology, including the TASER 7 and TASER 10, SPPM, and future CEDs implementing wireless technology.

Axon and TASER Devices

For our TASER products, we rely on the opinions of the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”), including the determination that a device that does not expel projectiles by the action of an explosive is not classified as a firearm.

Federal regulation of sales in the U.S.: All current CED models, with the exception of TASER 10, which launched in January 2023, are not firearms regulated by the ATF, and our consumer products are regulated by the U.S. Consumer Product Safety Commission. The TASER 10 is regulated by the ATF under the Gun Control Act of 1968 and is subject to applicable state and local firearms regulations that are jurisdiction-specific. Axon must maintain a federal firearms license to manufacture and sell the TASER 10, which subjects Axon to periodic compliance inspections by the ATF. License violations discovered by the ATF can result in fines, penalties, warning letters or license revocation. Additionally, if we fail to comply with ATF rules and regulations, the ATF may limit our TASER 10 activities or growth, fine us, or ultimately, suspend our ability to produce and sell the TASER 10 product line. There are currently no federal laws restricting sales of our other currently offered CED products in the U.S.

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

Federal regulation of international sales: Our CEDs are considered a “crime control” product by the U.S. Department of Commerce (DOC) for export directly from the U.S. which requires us to obtain an export license from the DOC for the export of our CED devices from the U.S. to any country other than Canada. Future products and services may require classifications from the DOC before they may be shipped internationally. Our inability to obtain DOC export licenses or classifications on a timely basis for sales of our products to our international customers could significantly and adversely affect our international sales. Although TASER 10 is regulated by the ATF for domestic sales, the U.S. DOC has ruled that the product’s unique propulsion design has no impact on its export classification and that the TASER 10 model’s export classification remains consistent with all other TASER CED models.

Federal regulation of foreign national employees: Our CED development and production is also considered controlled “technology” by the U.S. DOC and is categorized as a “deemed export” for any foreign national employees exposed to the technology within the U.S. Consequently, we must obtain export licenses from the DOC for any deemed export within the U.S. made to a foreign national employee exposed to the deemed controlled technology. Deemed export licenses are subject to DOC approvals and issued licenses require annual status reports for the stated employees. Inability to obtain proper licensing could curtail the company’s ability to recruit employees and execute R&D and production related to CED technology.

State and local regulation: Our CEDs are controlled, restricted or, less frequently, prohibited by some state and local governments. As of December 31, 2022, Rhode Island is the only state that prohibits the possession of our TASER-branded devices that are not regulated by the ATF. However, that prohibition was struck down as unconstitutional by a federal court, and new legislation is expected. Additionally, some cities and municipalities also prohibit private citizen possession or use of our CED products. However, with the launch of TASER 10 in January 2023, we may need to comply with additional state and local requirements governing the sale of firearms if that device is sold to non-law enforcement customers.

International regulation of foreign imports and sales: Certain jurisdictions prohibit, restrict, or require a permit for the importation, sale, possession or use of CEDs, including in some countries by law enforcement agencies, limiting our international sales opportunities.

U.S. and International regulation of component movements globally: We rely on a global supply chain of components across our product lines with most final assembly occurring in the U.S. Export of these components from abroad is subject to shifting regulatory landscapes imposed by both the foreign government and U.S. authorities upon import. Additionally, certain TASER 10 components are regulated for import into the U.S. by the ATF and are subject to ATF import permits which limits Axon’s ability to source from some suppliers leading to a potential decrease in supply chain agility.

International regulation of foreign-based operations: We maintain foreign operations in several countries globally for purposes of logistics, sales, general and administrative services, and R&D support. Depending on these activities, regulations can include business activity licensing and registration, import permits and recordkeeping, warehousing & storage security and permitting, and government reporting.

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

Other countries have adopted chemical restrictions regulations, including but not limited to the U.S., Canada, and Australia. New, or changes in, environmental safety laws, regulations or rules could also lead to increased costs of compliance, including remediations of any discovered issues, and changes to our operations, which may be significant. Any failures to comply could result in significant expenses, delays or fines.

Privacy Regulations

We are subject to laws and regulations that dictate whether, how, and under what circumstances we can collect, transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. These laws and regulations often create private rights of action, impose new potential monetary penalties for noncompliance, and may require us to adopt additional contractual obligations as well as restrict our ability to store or process data.

We continue to monitor and assess for compliance as the regulatory environment evolves both within the United States and in relevant international markets. Laws and regulations often involve matters central to our business, including:

●	Privacy laws, such as the European General Data Protection Regulation, California’s Consumer Privacy Act and Privacy Rights Act, Illinois’ Biometric Information Privacy Act, Virginia’s Consumer Data Protection Act, the Colorado Privacy Act and other laws.
●	Data protection laws passed by many states within the U.S. regarding notification to data subjects or regulators where there is a security breach of personal data.
●	Data localization or data sovereignty laws requiring that certain data types collected in a particular country be stored or processed within that country.

Dynamic, and sometimes inconsistent, interpretations of what constitutes “personal information” enhance the complexity of complying with these regulations across jurisdictions.

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

As of December 31, 2022, we had 2,821 full-time employees and 913 temporary employees (temporary employees include contractors, interns, and consultants). During fiscal 2022, the number of full-time employees increased by 673 or 31%, primarily for product support, R&D, and other support organizations.

Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are strong. We closed the year with our regrettable attrition rate(a) at 2.02%, well under the annual goal of 2.5%. More than 90% of employees reported feeling proud to work at Axon during 2022’s employee engagement survey.

(a)	Regrettable attrition is defined as rolling 12-month attrition of employees rated as top performing in the prior performance rating cycle.

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

Our employee affinity groups are company-sponsored, employee-led communities that address specific needs, priorities, and barriers to success for each community of focus. These groups provide a forum for employees to discuss problems and craft solutions for each community of focus, while also creating leadership and professional development opportunities for members. Throughout 2022 we continued to see active participation in all six of our affinity groups — Axon Allies for LGBTQ+ employees, APIA for Asian Pacific Islander employees, HOLA for Hispanic employees, Axon Mosaic for Black employees, Axon Vets for service veterans, and Women at Axon. Each affinity group is inclusive of employees who identify as members of each community, as well as allies.

In 2022, we formed the Ethics & Equity Advisory Council (EEAC) to ensure that ethics and equity are at the forefront of our services and product development. We believe that our ability to retain our workforce is dependent upon fostering an environment that is sustainably safe, respectful, fair and inclusive of everyone and promotes diversity, equity and inclusion inside and outside of our business. Internally, we continue to listen to our employees with town hall sessions, provide expert-led webinars, and host community round tables.

Health and Safety

The health and safety of our employees is of utmost importance to us. We conduct regular self-assessments and audits to ensure compliance with our health and safety guidelines and regulatory requirements. Our ultimate goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety programs. We provide protective gear (e.g. eye protection, masks and gloves) as required by applicable standards and as appropriate given employee job duties.

To promote mental and emotional wellbeing, all full-time employees are provided free, unlimited access by Axon to Ginger. Ginger is a 24/7 resource that includes individualized coaching via text in addition to access to articles and activities offering guidance on maintaining emotional balance throughout tumultuous times.

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

Strategic Risks

We are substantially dependent on acceptance of our products by law enforcement markets, throughout the world. If law enforcement agencies do not continue to purchase and use our products and services, our growth prospects, operating results and financial conditions will be materially adversely affected.

At any point, whether or not related to the performance of our products and services, law enforcement agencies may elect to no longer purchase our CEDs or other products and services. For example, in the past, we believe that our sales were adversely impacted by negative coverage and publicity surrounding our products and services and their use. If law enforcement agencies no longer purchase our products and services, or materially decrease their purchases, our growth prospects, operating results and financial condition will be materially adversely affected.

We substantially depend on sales of our TASER CEDs, and if these products do not continue to be widely accepted, our growth prospects will be diminished.

In the years ended December 31, 2022, 2021 and 2020, we derived a significant portion of our revenues from sales of TASER brand devices and related cartridges, whether on a standalone basis or as part of a bundled offering, and expect to depend on sales of these products for a significant portion of our revenue for the foreseeable future. A decrease in the selling prices of, or demand for these products, or their failure to maintain broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.

If we are unable to design, introduce, sell and deploy new products or new product features successfully, our business and financial results could be adversely affected.

Our future success will depend on our ability to develop new products or new product features that achieve market acceptance in a timely and cost-effective manner. The development of new products and new product features is complex, time consuming and expensive, and we may experience delays in completing the development and introduction of new products. We may choose to carry higher levels of inventory to mitigate the risk of production delays, which may in turn expose us to an increased risk of obsolescence.

We have devoted, and continue to devote, significant resources to develop and deploy our cloud-based productivity and real-time operations SaaS solutions, which we continue to broadly deploy to a large number of customers. Customer requirements for these products are complex and varied. If we are unable to develop scalable solutions that can be consistently configured for customers with minimal effort, or if we are unable to grow a professional services team that can consistently configure our products to meet the requirements of large numbers of customers in a timely and cost-effective manner, our ability to broadly scale our cloud-based productivity and real-time operations SaaS solutions could be negatively impacted, and our business prospects, operating results and financial condition could be negatively impacted..

We cannot provide any assurance that products that we may develop in the future will achieve market acceptance. If we fail to develop new products or new product features on a timely basis that achieve market acceptance, our business, financial results and competitive position could be adversely affected.

We face risks associated with rapid technological change and new competing products.

The technology associated with law enforcement devices and software is receiving significant attention and is rapidly evolving. While we have some patent protection in certain key areas of our Axon device, CED and SaaS technology, new technology may result in competing products that operate outside our patents and could present significant competition for our products, which could adversely affect our business, financial results and competitive position.

Our future success is dependent on our ability to expand sales through direct sales and distributors and our inability to increase direct sales or recruit new distributors would negatively affect our sales.

Our distribution strategy is to pursue sales through multiple channels which is principally through direct sales and independent distributors. We are focusing on direct sales to larger agencies through our regional sales managers and our inability to grow sales to these agencies in this manner would materially adversely affect our business prospects, operating results and financial condition In addition, our inability to establish relationships with and retain law enforcement equipment distributors, who we believe can successfully sell our products, would materially adversely affect our business prospects, operating results and financial condition. If we do not competitively price our products, meet the requirements of our distributors or end-users, provide adequate marketing support, or comply with the terms of our distribution arrangements, our distributors may fail to aggressively market our products or may terminate their relationships with us. These developments would likely have a material adverse effect on our sales. Our reliance on the sales of our products by others also makes it more difficult to predict our revenues, cash flow and operating results.

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

Acquisitions of, or investments in, other companies, products, or technologies may require significant management attention and could disrupt our business, dilute stockholder value, and adversely affect our operating results.

Our business strategy may include acquiring other complementary products, technologies or businesses. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions once undertaken and announced, will close.

These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. If we acquire businesses or technologies, we may not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

●	inability to integrate or benefit from acquired technologies, products, personnel or services in a profitable manner;
●	unanticipated costs or liabilities associated with the acquisition, including potential liabilities due to litigation and potential identified or unknown security vulnerabilities in acquired technologies that expose us to additional security risks or delay our ability to integrate the product into our offerings or recognize the benefits of our investment;
●	differences between our values and those of an acquired company, as well as potential disruptions to our workplace culture;
●	incurrence of acquisition-related costs, including costs related to integration activities;
●	difficulty integrating the accounting and information systems, operations, and personnel of the acquired business;
●	augmenting the acquired technologies and platforms to the levels that are consistent with our brand and reputation;
●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
●	challenges converting the acquired company’s revenue recognition policies and forecasting the related revenues, including subscription-based revenues and software license revenues;
●	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;

●	difficulty converting the customers of the acquired business onto our platform and contract terms;
●	diversion of management’s attention and other company resources;
●	harm to our existing business relationships with business partners and customers as a result of the acquisition;
●	the potential loss of key employees;
●	use of resources that are needed in other parts of our business; and
●	use of substantial portions of our available cash to consummate the acquisition.

We cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities or risks. Integrating an acquired technology, asset or business into our operations can be challenging, complex and costly and we cannot assure you that we will be successful or that the anticipated benefits of the acquisitions that we complete will be realized or outweigh their costs. If our integration and development efforts are not successful and the anticipated benefits of the acquisitions that we complete are not achieved, our business, operating results, financial condition, and prospects could be adversely affected.

In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and values, and become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges. These challenges could adversely affect our business, operating results, financial condition, and prospects.

We are highly dependent on the services of Patrick W. Smith, our Chief Executive Officer.

Our future success depends upon our ability to retain executive officers, specifically Patrick W. Smith, and any failure to do so could adversely impact our business, prospects, new product development, financial condition and operating results.

Operational Risks

Unavailability of materials or higher costs could adversely affect our financial results.

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

Single or sole-source components used in the manufacture of our products may become unavailable or discontinued. Delays caused by industry allocations or obsolescence may take weeks or months to resolve. In some cases, parts obsolescence may require a product re-design to ensure quality replacement components. These delays could cause significant delays in manufacturing and loss of sales, leading to adverse effects significantly impacting our financial condition or results of operations and could harm our reputation. For example, revenue from TASER 7 for 2022 was impacted by approximately $35.0 million for orders that were scheduled to ship prior to December 31, 2022, but could not be fulfilled due to the delayed receipt of a manufacturing component for our TASER 7 devices. Additionally, Axon Body revenue was impacted by approximately $15.5 million for orders that were scheduled to ship prior to December 31, 2022, but could not be fulfilled due to supply chain constraints for our Axon Body 3 devices.

Due to the unique requirements of the TASER 10, we purchase our raw materials from a limited number of suppliers. Some of the raw materials that are used in the TASER 10 may be subject to fluctuations in market price which we may be unable to pass through to our customers to offset market fluctuations. Because of the unique requirements of the TASER 10, we cannot change suppliers easily. Any delay or interruption in the supply of these raw materials could impair our ability to manufacture and deliver the TASER 10, harm our reputation or cause a reduction in revenues.

A significant number of our raw materials or components are comprised of petroleum-based products or incur some form of landed cost associated with transporting the raw materials or components to our facility. Our freight and import costs and the timely delivery of our products could be adversely impacted by a number of factors which could reduce the profitability of our operations, including: higher fuel costs; potential port closures; customs clearance issues; increased government regulation or regulatory changes for imports of foreign products into the U.S.; delays created by terrorist attacks or threats, public health issues, national disasters or work stoppages; and other matters. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition. For example, there have been disruptions in the semi-conductor supply chain that could negatively impact our ability to make our products.

International or domestic geopolitical or other events, including the imposition of new or increased tariffs and/or quotas by the U.S. government on any of these raw materials or components and other government trade policies, could adversely impact the supply and cost of these raw materials or components, and could adversely impact our revenues, profitability and financial condition. In particular, the implementation of tariffs and trade restrictions as well as changes in trade policies between the U.S. and China may have an adverse effect on our supply chain from a sourcing and cost perspective. We source certain raw materials from China, as do some of our suppliers. We may be unable to transition away from China to other jurisdictions or obtain secondary sources for raw materials which could result in a material adverse effect on our revenues, profitability and financial condition.

Material adverse developments in domestic and global economic conditions, or the occurrence of other world events, could materially adversely affect our revenue and results of operations.

Various factors contribute to the uncertain economic environment, including the conflict between Russia and Ukraine, the increase in, and volatility of, interest rates, high inflation,  an actual recession or fears of a recession, trade policies and tariffs and geopolitical tensions. Our inability to offset price inflation in our materials, components, shipping, or labor through increased prices to customers with long-term fixed contracts and formula-based or long-term fixed price contracts with suppliers could adversely affect our business, financial condition and results of operations. Global supply chain and labor market challenges could also negatively affect our performance as well as the performance of our suppliers. Interest rate increases have also created financial market volatility and could further negatively impact financial markets, lead to an economic downturn or recession or have an adverse effect on our operating results. Economic slowdowns can also negatively impact municipal and state tax collections and put pressure on law enforcement budgets which may increase the risk that our customers will be unable to appropriate funds for existing or future contracts with us. In addition, geopolitical risks could affect our customers’ budgets and policies. These and other factors may adversely affect customer demand and ability to pay, cause decrease in sales, and negatively impact the realizability of our accounts and notes receivable and contract assets.

To the extent demand for our products increases, our future success will be dependent upon our ability to manage our growth and to increase manufacturing production capacity.

To the extent demand for our products increases significantly in future periods, one of our key challenges will be to increase our production capacity to meet sales demand while maintaining product quality. Our primary strategies to accomplish this include introducing additional shifts, increasing the physical size of our assembly facilities, the hiring of additional production staff, and the implementation of additional customized manufacturing automation equipment. The investments we make in this equipment may not yield the anticipated labor and material efficiencies. Our inability to meet any future increase in sales demand or effectively manage our expansion could have a material adverse effect on our revenues, operating results and financial condition.

Delays in product development schedules may adversely affect our revenues and cash flows.

The development of CEDs, devices, sensors and software is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Our focus on our SaaS platform also presents complex development issues. Significant delays in new product or service releases or significant problems in creating new products or services could adversely affect our business, operating results, cash flows and competitive position.

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

Some of our customers use funds seized through civil forfeiture proceedings to fund the purchase of our products. Legislative changes could impact our customers’ ability to seize funds or use seized funds to fund purchases. Changes in civil forfeiture statutes or regulations could limit the amount of funds available to our customers, which could adversely affect the sale of our products.

Catastrophic events could materially adversely affect our business, results of operations and/or financial condition.

A disruption or failure of our systems or operations in the event of a major earthquake, weather event, fire, explosion, failure to contain hazardous materials, industrial accident, utility failure, cyber-attack, terrorist attack, public health crisis, pandemic, or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results as well as expose us to claims, litigation and governmental investigations and fines.

If our backup and mitigation plans are not sufficient to minimize business disruption, our financial results could be adversely affected. We are continuously monitoring our operations and intend to take appropriate actions to mitigate the risks arising from catastrophic events, but there can be no assurances that we will be successful in doing so.

If our security measures or those of our third-party cloud storage providers are breached and unauthorized access is obtained to customers’ data or our data, our network, data centers and service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Security breaches of Axon body worn cameras, docks, fleet vehicle cameras, signal devices and Axon Evidence and other cloud services or products could expose our clients and us to a risk of loss or misuse of data. Any security breach could result in a loss of confidence in the security of our services, damage our reputation, disrupt our business, lead to legal liability, and negatively impact our future sales.  We devote significant resources to engineer secure products and ensure security vulnerabilities are mitigated, and we require our third-party service providers to do so as well; however, security breaches that have not had a material effect on our business or our third-party service providers have occurred and will continue to occur, including as a result of third-party action, employee error, and malfeasance or otherwise.  Remote-work arrangements may also make our systems and employees more susceptible to attack. Breaches could occur during transfer of data-to-data centers or at any time, and result in unauthorized physical or electronic access to our data or our customers’ data. Third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our data or our customers’ data. Additionally, hackers may develop and deploy viruses, worms, and other malicious software programs that attack or gain access to our networks and data centers. Increasing socioeconomic and political instability in some countries has heightened these risks. In addition, retaliatory acts by Russia in response to Western sanctions could include cyber-attacks that could directly or indirectly impact our operations.

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

Defects in our products could reduce demand for our products or result in product recalls and result in a loss of sales, delay in market acceptance and damage to our reputation.

Complex components and assemblies used in our products may contain undetected defects that are subsequently discovered at any point in the life of the product. Defects in our products could result in a loss of sales, delay in market acceptance, damage to our reputation and increased warranty costs, which could adversely affect our business, financial results and competitive position.

Additionally, we are subject to the U.S. Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or comparable foreign agency could require us to repurchase or recall one or more of our products. If we were required to remove, or we voluntarily remove, our products from the market, our reputation could be tarnished, and we might have large quantities of finished products that we could not sell.

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

Our international operations are significant, and we plan to continue to grow internationally by acquiring existing entities or setting up new legal entities in new markets. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed. In addition to risks described elsewhere in this section, our international operations expose us to other risks, including the following:

●	Restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.
●	Import and export requirements, tariffs, trade disputes and barriers, product certification requirements, sanctions, and customs classifications that may prevent us from offering products or providing services to a particular market or obtaining necessary parts and components to manufacture products, which may lead to decreased sales and may increase our operating costs.
●	Longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud.
●	Uncertainty regarding liability for our products and services, including uncertainty as a result of local laws and lack of legal precedent.
●	Different labor laws and customs, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions.

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

Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially adversely affect our brand, our international growth efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

We depend on our ability to attract and retain our key management, sales and technical personnel.

Our success depends upon the continued service of our key management personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified technical employees. Although we have employment agreements with our officers and other members of our executive management team, the employment of such persons is “at-will” and either we or the employee can terminate the employment relationship at any time, subject to the applicable terms of the employment agreements. In particular, we expect to continue to face significant challenges in hiring personnel, particularly for engineering talent, whether as a result of competition with other companies or other factors.

We have unique equity incentives designed to attract and retain long-term employees. We utilize these plans to align pay and performance and drive shareholder returns while reducing near-term cash expenditures. Our equity incentives and ongoing stock and option grants are subject to having sufficient shares under our stock plan and any new plans or increases in the number of shares available for grant under existing plans must be approved by our shareholders. If we are unable to obtain shareholder approval, we may be unable to attract and retain top talent. Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. The loss of the service of one or more of our key personnel could adversely impact our business, prospects, financial condition and operating results.

If we fail to comply with federal, state or local regulations applicable to our firearm product, TASER 10, we may be subject to governmental actions or litigation which could materially harm our business, operating results, and financial condition.

TASER 10 is primarily regulated by the ATF, which licenses the manufacture, sale, and import of firearms in the United States.  The primary federal laws are the National Firearms Act of 1934, or NFA, the Gun Control Act of 1968, or GCA, and the Firearms Owners’ Protection Act of 1986, or FOPA, which have been amended from time to time.

The ATF conducts periodic audits of our Arizona facilities which hold federal firearms licenses. If we fail to comply with ATF rules and regulations, the ATF may limit our TASER 10 activities or growth, fine us, or, ultimately, suspend our ability to produce and sell the TASER 10 product line. There are also various state laws, regulations, and local ordinances relating to firearm characteristics, features, and sales. Axon and local distributors must comply with state and local laws, regulations, and ordinances pertaining to firearm and magazine sales in the jurisdictions where TASER 10 is sold. Additionally, certain TASER 10 components are regulated for import into the U.S. by ATF and are subject to ATF import permits which limits Axon’s ability to source from some suppliers leading to a potential decrease in supply chain agility. Supply chain constraints or an inability to source TASER 10 components could have a material adverse affect on our business, prospects, financial condition and operating results.

Federal and state legislatures frequently consider legislation relating to the regulation of firearms, including the amendment or repeal of existing legislation. Existing laws may also be affected by future judicial rulings and interpretations. These possible changes to existing legislation or the enactment of new legislation may seek to restrict the makeup of a firearm, mandate the use of certain technologies in a firearm, remove existing legal defenses in lawsuits, set minimum age limits to purchase certain firearms, or ban the sale and, in some cases, the ownership of various types of firearms and accessories. Such restrictions or bans could have a material adverse affect on our business, prospects, financial condition and operating results

If we fail to maintain effective internal control over financial reporting or identify a material weakness or significant deficiency in our internal control over financial reporting, our ability to report our financial condition and results of operations in a timely and accurate manner could be adversely affected, investor confidence in our company could diminish, and the value of our common stock may decline.

Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these processes may result in errors that may not be detected and could result in a material misstatement or other errors of our consolidated financial statements. Such errors may be more likely to occur when implementing new systems and processes, particularly when implementing evolving and complex accounting rules. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that as a publicly-traded company we disclose whether our internal control over financial reporting and disclosure controls and procedures are effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we continually undertake steps to improve our internal control over financial reporting as our business changes, we may not be successful in making the improvements and changes necessary to be able to identify and remediate control deficiencies or material weaknesses on a timely basis. For example, we identified a material weakness in our internal controls over revenue recognition and the reporting of deferred revenue for the year ended December 31, 2022 which we are working to remediate as further discussed in Item 9A. Controls and Procedures. If we are unable to successfully remediate any current or future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults under our debt instruments; and our stock price may decline.

Financial Risks

An increasing percentage of our revenue is derived from subscription billing arrangements which may result in delayed cash collections and may increase customer credit risk on receivables and contract assets.

Our strategy includes continuing to shift an increasing amount of our business to a subscription model, to better match the municipal budgeting process of our customers as well as to allow for multiple product offerings to be bundled into existing subscriptions. This is in contrast to a traditional CED sale in which the entire amount being charged for the hardware is invoiced upon shipment. This impacts liquidity in a commensurate fashion, with the cash for the subscription or installment purchase received in multiple installments rather than up front. While we record an estimate of expected credit losses and perform ongoing reviews of trade accounts receivables, if we become aware of information related to the creditworthiness of a major customer, or if future actual default rates on receivables in general differ from those currently anticipated, we may have to adjust our expected credit loss reserve, which could adversely affect our business, financial condition or operating results.

We may experience a decline in gross margins due to a shift in product sales to software and sensors products and services which may continue to carry a lower gross margin than that of Tasers.

We continue to invest in the growth of the Software and Sensors segment, and this expected growth may result in a higher percentage of total revenues being comprised of Software and Sensors products and services. In 2022, gross margin as a percentage of net sales for the Software and Sensors segment was 59.5% while it was 63.3% for the TASER segment, and may continue to be lower in the future thus decreasing our consolidated gross margin.

SaaS revenue for Axon Evidence is recognized over the terms of the contracts, which may be several years, and, as such, trends in new business may not be immediately reflected in our operating results.

Our SaaS service revenue is generally recognized ratably over the terms of the contracts, which generally range from one to ten years. As a result, most of the SaaS revenue we report each quarter is the result of agreements entered into during previous quarters. Consequently, current trends, whether positive or negative, in this portion of our business may not be fully reflected in our revenue results for several periods.

Most of our end-user customers are subject to budgetary and political constraints that may delay or prevent sales.

Most of our end-user customers are government agencies. These agencies often do not set their own budgets and therefore, have limited control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints, particularly in challenging economic environments. There can be no assurance that the economic, budgeting or political issues will not worsen and adversely impact sales of our products. Some government agency orders may also be canceled or substantially delayed due to budgetary, political or other scheduling delays, which frequently occur in connection with the acquisition of products by such agencies, and such cancellations may accelerate or be more severe than we have experienced historically. Federal agencies may be particularly impacted by governmental impasse regarding continued government funding and debt limit constraints.

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

We maintain the majority of our cash and cash equivalents accounts at three depository institutions. As of December 31, 2022, the aggregate balances in such accounts at these three institutions were $139.9 million. Our balances with these institutions regularly exceed Federal Deposit Insurance Corporation insured limits for domestic deposits and various foreign deposit insurance programs covering our deposits in Australia, Canada, Finland, France, Germany, Hong Kong, India, Italy, the Netherlands, Spain, the United Kingdom, and Vietnam.

We could suffer losses with respect to the uninsured balances if the depository institutions failed and the institution’s assets were insufficient to cover its deposits and/or the governments did not take actions to support deposits in excess of existing insurance limits. Any such losses could have a material adverse effect on our liquidity, financial condition and results of operations.

Stock transactions may have a material, unpredictable impact on our results of operations and may result in dilution to existing shareholders.

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

As we continue to mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past. We may also issue equity securities to pay for acquisitions and grant stock-based awards to retain the employees of acquired companies. If we issue significant equity to attract additional employees, to retain our existing employees, or related to acquisitions, we could incur substantial additional share-based compensation expense and the ownership of our existing stockholders would be further diluted.

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

We are subject to potential tax examinations in multiple jurisdictions. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or change in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our operating results and financial position.

Our tax provision could also be impacted by changes in federal, state or international tax laws including fundamental tax law changes applicable to corporate multinationals, including proposals by the current U.S. president.

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

Our revenues and operating results have varied significantly in the past and may vary significantly in the future due to various factors, including, but not limited to:

●	budgetary cycles of municipal, state and federal law enforcement and corrections agencies;
●	market acceptance of our products and services;
●	the timing of large domestic and international orders;
●	the outcome of any existing or future litigation;
●	adverse publicity surrounding our products, the safety of our products, or the use of our products;
●	changes in our sales mix;
●	new product introduction costs;
●	increased raw material expenses;

●	changes in our operating expenses, including stock-based compensation expense;
●	changes in foreign currency exchange rates, inflation, and interest rates; and
●	regulatory changes that may affect the marketability of our products.

As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period.

Legal and Compliance Risks

We may face personal injury, wrongful death, product liability and other liability claims that harm our reputation and adversely affect our sales and financial condition.

Our CED products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our CED products may be associated with these injuries. A person, or the family members of a person, injured or killed in a confrontation or otherwise in connection with the use of our products, may bring legal action against us to recover damages on the basis of theories including wrongful death, personal injury, negligent design, defective product, product performance issues, or inadequate warnings or training. We are currently subject to a number of such lawsuits and we have been subject to significant adverse judgments and settlements. We may also be subject to lawsuits involving allegations of criminal misuse of our products. We have no control over how our products and services are used by our customers or other end-users and cannot assure they are used consistent with our specifications and design. While our products are designed to be non-lethal, we cannot guarantee they will be used in a manner consistent with our intent and any such use exposes us to litigation, reputational harm and controversy. If successful, wrongful death, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition and could result in negative publicity about our products. Similar to product liability claims, we face exposure to class action lawsuits related to the performance, safety, or advertising of our products. Such class action lawsuits could also result in substantial monetary judgments, injunctions related to the sale of products, and potentially harm our reputation.

Although we maintain product liability insurance in amounts that we believe are reasonable, we may not be able to maintain such insurance on acceptable terms, if at all, and product liability claims may exceed the amount of insurance coverage available to us. Because we manufacture and sell CEDs, insurance carriers may decide not to insure our products or our company in the future. We incur significant legal expenses in defending these cases, and significant litigation could also result in a diversion of management’s attention and resources, negative publicity and a potential award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our business, financial condition or operating results.

Other litigation, government inquiries and regulatory actions may subject us to significant costs and judgments and divert management attention from our business.

We have been or could in the future be involved in numerous other litigation, government inquiries and regulatory matters relating to our products, employees, contracts and business relationships, including litigation against persons whom we believe have infringed on our intellectual property, infringement litigation filed against us, litigation against a competitor, enforcement actions filed against us, and litigation involving the U.S. Federal Trade Commission (FTC).

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

Our protective measures may prove inadequate for reasons outside of our control. Varying intellectual property laws across countries may lead to differences in protection between such countries. In certain countries in which our products are distributed, the ability to effectively enforce intellectual property rights may not exist. Patent requirements differ by country and certain domestic or foreign laws may prohibit us from satisfying these requirements, creating a risk that some of our international patents may become unenforceable. Patents for older technologies, such as those first introduced in our M26 and X26 models of CEDs, have expired or will expire due to statutory limits on patent term. Despite policies and efforts to maintain secrecy, trade secrets and other confidential information, such information could be compromised by employees, partners, or other third parties.

Once established, there is no guarantee that our intellectual property rights will remain in force. Issued patents may be re-examined and subsequently ruled invalid or unenforceable. Our registered trademarks may also be diminished or lost. For example, there is a risk that our “TASER” trademark could become synonymous with the general product category of “conducted energy devices”. The right to stop others from misusing our trademarks and service marks in commerce depends, to some extent, on our ability to show evidence of enforcement of our rights against such misuse in commerce. Our efforts to stop improper use, if ineffective, may lead to loss of trademark and service mark rights, brand loyalty and notoriety among our customers and prospective customers.

Our intellectual property may also be at risk if we are unable to defend against enforcement actions, such as that filed by the FTC regarding our acquisition of Vievu LLC from Safariland LLC on May 3, 2018. For additional discussion of this matter, refer to Note 13 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. If successful, the FTC is seeking a divestiture of Vievu along with Axon assets sufficient to stand up a viable competitor.

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

We may be limited in our ability to enforce patent rights internationally to only those jurisdictions in which our patent applications have been granted.

Our U.S. patents protect us from imported infringing products coming into the U.S. from abroad. We have made applications for patents in a few foreign countries; however, these may be inadequate to protect markets for our products in other foreign countries. Each patent is examined and granted according to the law of the country where it was filed independent of whether a U.S. patent on similar technology was granted. Certain foreign countries have patent working requirements that require a patent owner to practice a patented invention with the respective country. A patent in a foreign country may be subject to cancellation, forfeiture, compulsory license, or other penalty if the claimed invention has not been worked in that country. Meeting the requirements of working an invention differs by country and ranges from sales in the country to manufacturing in the country. U.S. export law, or the laws of some foreign countries, may prohibit us from satisfying the requirements for working the invention, creating a risk that some of our international patents may become unenforceable. In a country in which we do not have a patent or a country in which our patent in that country is unenforceable or unenforced, other companies and makers of similar products and services may be able to copy our products or features of our products without consequence, thus limiting our ability to capture market share or protect our technology, which could materially harm our growth prospects and operating results.

A variety of new and existing laws and/or interpretations could materially and adversely affect our business.

As detailed in “Item I. Business – Government Regulation” we are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, electronic contracts and other communications, competition, consumer protection, telecommunications, product liability, taxation, labor and employment, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

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

The costs of compliance with these laws and regulation are high and are likely to increase in the future. Additionally, these laws and regulations, or any associated inquiries or investigations or other government actions, may delay or impede the development of new products, result in negative publicity, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices. For example, as has been reported in the press, there is a grand jury investigation being conducted by the U.S. Attorney’s Office for the Northern District of Illinois. We have fully cooperated with the investigation and continue to do so. While we conducted an extensive internal investigation into, among other things, lobbying activities, and have found no indication of any wrongdoing by any Axon employee, there can be no assurance that this matter will not harm our business.

Radio Spectrum Devices

Certain of our products utilize the radio spectrum to provide wireless voice, data and video communications services. The allocation of spectrum is regulated in the U.S. and other countries and limited spectrum space is allocated to wireless services and specifically to public safety users. We manufacture and market products in spectrum bands already made available by regulatory bodies. If current products do not comply with the regulations set forth by these governing bodies, we may be unable to sell our products or could incur penalties. Our results could be negatively affected by the rules and regulations adopted from time to time by the U.S. Federal Communications Commission (FCC) or regulatory agencies in other countries. Regulatory changes in current spectrum bands may also require modifications to some of our products so they can continue to be manufactured and marketed.

Axon body worn cameras, docks, fleet vehicle cameras and signal devices are subject to the FCC’s rules and regulations. These regulations affect CEDs with Signal technology, including the TASER 7, SPPM, and future CEDs implementing wireless technology. Compliance with government regulations could increase our operations and product costs and impact our future financial results.

Axon and TASER Devices

For our TASER products, we rely on the opinions of the ATF, including the determination that a device that does not expel projectiles by the action of an explosive is not classified as a firearm. Changes in statutes, regulations, and interpretation outside of our control may result in our products being classified or reclassified as firearms. If this were to occur, our private citizen market could be substantially reduced because consumers would be required to comply with federal, state, or local firearm transfer requirements prior to purchasing our products.

Federal regulation of sales in the U.S.: The majority of our currently offered CEDs are not classified as firearms regulated by the ATF. However, the ATF regulates TASER 10 as a firearm under the Gun Control Act of 1968 due to a technological advancement specific to the propulsion design of the TASER 10 CED’s cartridges. While this classification will have little impact on Axon’s ability to sell TASER 10 to law enforcement and government entities, our private citizen and enterprise market could be substantially reduced because non-governmental end-users would be required to comply with federal, state, or local firearm transfer requirements prior to purchasing TASER 10. Additionally, Axon must maintain a federal firearms license to manufacture and sell the TASER 10, which subjects Axon to periodic compliance inspections by the ATF. License violations discovered by the ATF can result in fines, penalties, warning letters or license revocation, leading to disruptions in operations.

Our CED products are also subject to testing, safety and other standards by organizations such as the American National Standards Institute, the International Electrotechnical Commission, the National Institute of Standards and Technology, and Underwriters Laboratories. These regulations also affect CEDs with Axon Signal technology, including Signal Performance Power Magazine technology, and TASER 7 battery packs.

Federal regulation of international sales: Our CEDs are considered a “crime control” product by the U.S. Department of Commerce (DOC) for export directly from the U.S. which requires us to obtain an export license from the DOC for the export of our CED devices from the U.S. to any country other than Canada. Future products and services may require classifications from the DOC before they may be shipped internationally. Our inability to obtain DOC export licenses or classifications on a timely basis for sales of our products to our international customers could significantly and adversely affect our international sales. Although TASER 10 is regulated by the ATF for domestic sales, the U.S. DOC has ruled that the product’s unique propulsion design has no impact on its export classification and that the TASER 10 model’s export classification remains consistent with all other TASER CED models.

Federal regulation of foreign national employees: Our CED development and production is also considered controlled “technology” by the U.S. DOC and is categorized as a “deemed export” for any foreign national employees exposed to the technology within the U.S. Consequently, we must obtain export licenses from the DOC for any deemed export within the U.S. made to a foreign national employee exposed to the deemed controlled technology. Deemed export licenses are subject to DOC approvals and issued licenses require annual status reports for the stated employees. Inability to obtain proper licensing could curtail the company’s ability to execute R&D and production related to CED technology.

State and local regulation: Our CEDs are controlled, restricted or, less frequently, prohibited by some state and local governments. Other jurisdictions may ban or restrict the sale of our TASER-branded devices, or restrict their use through changes to use-of-force laws or regulations, and our product sales may be significantly affected by additional state, county and city governmental regulation. The change in TASER 10’s propulsion design may impact how TASER 10 is regulated at the state and/or local level depending on each state’s firearm laws.

International regulation of foreign imports and sales: Certain jurisdictions prohibit, restrict, or require a permit for the importation, sale, possession or use of CEDs, including in some countries by law enforcement agencies, limiting our international sales opportunities.

U.S. and International regulation of component movements globally: We rely on a global supply chain of components across our product lines with most final assembly occurring in the U.S. Export of these components from abroad is subject to shifting regulatory landscapes imposed by both the foreign government and U.S. authorities upon import. Abrupt changes to these regulations can result in delays or interruptions to final product supplies. Additionally, ATF regulation of certain imports of TASER 10 components may limit Axon’s supply chain agility.

International regulation of foreign-based operations: We maintain foreign operations in several countries globally for purposes of logistics, sales, general and administrative, and R&D support. Any failure to properly maintain or license could limit our ability to sell, support, or develop our products and services both internationally and in the U.S. market.

Environmental Regulations

We are subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in our products and making us financially responsible for the collection, treatment, recycling and disposal of such products. In addition, further environmental or climate change disclosure legislation may be enacted in other jurisdictions, including the U.S. (under federal and state laws) and other countries, the cumulative impact of which could be significant. New, or changes in, environmental safety laws, regulations or rules could also lead to increased costs of compliance, including remediations of any discovered issues, and changes to our operations, which may be significant. Any failures to comply could result in significant expenses, delays, or fines.

Privacy Regulations

We are subject to various risks and costs associated with the collection, processing, storage and transmission of personally identifiable information and other sensitive and confidential information. This data is wide ranging and relates to our employees, customers, third parties, and the subjects of law enforcement. Our compliance obligations include laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive and hold certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. If one or more of the legal mechanisms for transferring data from other countries to the U.S. is invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results. Countries may also pass legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and expose us to significant penalties for non-compliance. We are also subject to U.S. laws and regulations, including, without limitation, the California Privacy Rights Act, which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory ﬁnes and damages for data breaches or other California Consumer Privacy Act violations, as well as a requirement of “reasonable” cybersecurity.

Any inability, or perceived inability, by us to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in signiﬁcant regulatory and third party liability, increased costs, disruption of our business and operations, and a loss of conﬁdence and other reputational damage. Furthermore, as new privacy- related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations continues to increase and become a signiﬁcant compliance workstream.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

Risks Related to our Convertible Notes

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our or their businesses to pay our substantial debt.

As of December 31, 2022, we had outstanding an aggregate principal amount of $690.0 million of our 0.50% Convertible Senior Notes due 2027 (the “Notes”). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our businesses may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the notes.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, we would be required to settle any converted principal amount of such Notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current, rather than long-term, liability, which would result in a material reduction of our net working capital.

Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Notes being converted. If we elect to settle the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Notes being converted in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

Changes in the accounting treatment for the Notes could have a material effect on our reported financial results.

We have adopted Accounting Standards Update (“ASU 2020-06”) 2020-06 as of January 1, 2022.  Accordingly, we do not bifurcate the liability and equity components of the Notes on our balance sheet and we use the if-converted method of calculating diluted earnings per share. Under the “if-converted” method, diluted earnings per share will generally be calculated assuming that all the notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. Because the principal amount of the Notes upon conversion is required to be paid in cash, and only the excess is permitted to be settled in shares, the application of the if-converted method will produce a similar result as the treasury stock method prior to the adoption of ASU 2020-06. The effect of the treasury stock method is that the shares issuable upon conversion of such Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Notes exceeds their principal amount.

In accordance with ASU 2020-06, the Notes are reflected as a liability on our consolidated balance sheets, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income.

We cannot be sure whether future changes made to the current accounting standards related to the Notes will not have a material effect on our reported financial results.

The convertible note hedge and warrant transactions may affect the value of the Notes and our common stock.

In connection with the pricing of the Notes, we have entered into convertible note hedge transactions with the option counterparties. We have also entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. However, the warrant transactions could have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.

In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the notes and prior to the maturity of the notes (and are likely to do in connection with any conversion of the Notes or redemption or repurchase of the Notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock.

In addition, if any such convertible note hedge and warrant hedging transactions fail to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock.

The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral.

If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

Item 1B.    Unresolved Staff Comments

None.

Item 2.     Properties

Our corporate headquarters and manufacturing facilities are based in an approximately 100,000 square foot facility in Scottsdale, Arizona, which we own. We also lease premises in Phoenix and Scottsdale, Arizona; San Leandro, California; East Point, Georgia; Topsfield, Massachusetts; Seattle and Spokane, Washington; Melbourne and Sydney, Australia; Toronto, Canada; Daventry and London, England; Tampere, Finland; Frankfurt, Germany; Delhi, India; Rome, Italy; Amsterdam, Netherlands; and Ho Chi Minh City, Vietnam. We also own a parcel of land located in Scottsdale, Arizona on which we intend to develop a new campus.

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

Item 3.    Legal Proceedings

See discussion of litigation in Note 13 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which discussion is incorporated by reference herein.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “AXON” on The NASDAQ Global Select Market.

Holders

As of December 31, 2022, there were 212 holders of record of our common stock.

Dividends

To date, we have not declared or paid cash dividends on our common stock. We do not intend to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. The stock repurchase program does not have a stated expiration date. During the year ended December 31, 2022, no common shares were purchased under the program. As of December 31, 2022, $16.3 million remained available under the plan for future purchases.

Stock Performance Graph

The following stock performance graph compares the performance of our common stock to the NASDAQ Composite Index, Russell 2000 Index, Russell Midcap Index, and S&P 500 Index.

The graph covers the period from December 31, 2017 to December 31, 2022. The graph assumes that the value of the investment in our stock and in each index was $100 at December 31, 2017, and that all dividends were reinvested. We do not pay dividends on our common stock.

	2017	2018	2019	2020	2021	2022
Axon Enterprise, Inc.	$100.00	$165.09	$276.53	$462.38	$592.45	$626.08
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
Russell Midcap Index	100.00	90.94	118.72	139.02	170.42	140.91
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88

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

This section discusses our results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021. For a discussion and analysis of the year ended December 31, 2021, compared to the same period in 2020 please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

Overview

Axon's product suite includes TASER energy devices, body-worn cameras, in-car cameras, cloud-hosted digital evidence management solutions, productivity software and real-time operations capabilities. Our financial strategy is to build highly recurring, highly profitable businesses. Axon products are generally cloud-connected, designed to drive better outcomes and customer experiences, and sold via mutually reinforcing integrated bundles.

Axon’s operations comprise two reportable segments:

1.	Software and Sensors: We develop, manufacture and sell fully integrated hardware and cloud-based software solutions that enable law enforcement to capture, securely store, manage, share and analyze video and other digital evidence. Our software offerings also support productivity and real-time operations.
2.	TASER: Axon is the market leader in the development, manufacture and sale of CEDs, which we sell under our brand name, TASER.

We derive revenue from two primary sources: (1) the sale of physical products, including Axon cameras, Axon Signal enabled devices, CEDs, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscriptions to our Axon Evidence digital evidence management software-as-a-service ("SaaS") (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, we also recognize revenue from training, professional services and other software and SaaS services.

Some of our products and services are sold on a standalone basis. We also bundle our hardware products and services together and sell them to our customers in single transactions, where the customer can make payments over a multi-year period. These sales may include payments for upfront hardware and services, as well as payments for hardware and services to be provided by us at a future date.

Our revenues for the year ended December 31, 2022 were $1,189.9 million, an increase of $326.6 million, or 37.8%, from the prior year. We had income from operations of $93.3 million compared to a loss from operations of $168.1 million in the prior year. Gross margin dollars increased by $187.7 million, but decreased as a percentage of revenue compared to 2021, reflecting higher labor and freight costs. Operating expenses decreased $73.6 million, reflecting a decrease of $195.9 million in stock-based compensation expense primarily related to the CEO Performance Award and XSPP, partially offset by an increase in salaries and bonus expense, and increases in travel and commissions expense. For the year ended December 31, 2022, we recorded net income of $147.1 million, which reflected net unrealized gains of $131.9 million related to observable price changes for our existing investments and related warrants and an unrealized loss of $32.9 million on market securities related to our investment in Cellebrite DI Ltd (“CLBT”), compared to a net loss of $60.0 million for the prior year.

Results of Operations

The following table presents data from our consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Year Ended December 31,
	2022		2021
Net sales from products	$801,388	67.3%	$608,525	70.5%
Net sales from services	388,547	32.7	254,856	29.5
Net sales	1,189,935	100.0	863,381	100.0
Cost of product sales	363,219	30.5	260,098	30.1
Cost of service sales	98,078	8.3	62,373	7.2
Cost of sales	461,297	38.8	322,471	37.3
Gross margin	728,638	61.2	540,910	62.7
Operating expenses:
Sales, general and administrative	401,575	33.7	515,007	59.7
Research and development	233,810	19.7	194,026	22.5
Total operating expenses	635,385	53.4	709,033	82.2
Income (loss) from operations	93,253	7.8	(168,123)	(19.5)
Interest and other income, net	103,265	8.7	26,748	3.1
Income (loss) before provision for income taxes	196,518	16.5	(141,375)	(16.4)
Provision for (benefit from) income taxes	49,379	4.1	(81,357)	(9.4)
Net income (loss)	$147,139	12.4%	$(60,018)	(7.0)%

Net sales to the U.S. and other countries are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2022		2021
United States	$987,975	83%	$686,914	80%
Other Countries	201,960	17	176,467	20
Total	$1,189,935	100%	$863,381	100%

International revenue increased in 2022, driven by strength in our Asia-Pacific (“APAC”) region, but decreased as a percentage of total revenue compared to 2021.

Our operations are comprised of two reportable segments. In both segments, we report sales of products and services. Service revenue in both segments includes sales related to Axon Evidence.

●	The "Software and Sensors" segment includes software and sensors, which includes the sale of devices, wearables, applications, cloud and mobile products, and services.
o	“Axon Cloud revenue” includes recurring cloud-hosted software revenue, related non-recurring professional services, and certain software, including on-premise licenses.
o	“Sensors and Other revenue” is referred to as revenue from our “products” in the Software and Sensors segment, which is generally from the sales of sensors, including on-officer body cameras, Axon Fleet cameras, other hardware sensors, warranties on sensors, and other products.
●	The “TASER” segment includes the manufacture and sale of CEDs, batteries, accessories and extended warranties and other products and services;

o	Service revenue in this segment also includes digital subscription training content, VR training content, TASER Evidence.com, and other professional services tied to TASER and VR deployments.

Within the Software and Sensors segment, we include only revenues and costs attributable to that segment which costs include: costs of sales for both products and services, direct labor, and product management and R&D for products included, or to be included, within the Software and Sensors segment. All other costs are included in the TASER segment. Sales, general and administrative expenses are reported on a consolidated basis.

For the Years Ended December 31, 2022 and 2021

Net Sales

Net sales by product line were as follows for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,				Dollar	Percent
	2022		2021		Change	Change
TASER segment:
TASER 7	$224,905	18.9%	$135,906	15.7%	$88,999	65.5%
TASER X26P	33,725	2.8	40,629	4.7	(6,904)	(17.0)
TASER X2	24,068	2.0	58,081	6.7	(34,013)	(58.6)
TASER Consumer devices	6,420	0.5	7,132	0.8	(712)	(10.0)
Cartridges	181,686	15.3	152,842	17.8	28,844	18.9
Axon Evidence and cloud services	18,752	1.6	9,159	1.1	9,593	104.7
Extended warranties	29,008	2.5	24,125	2.8	4,883	20.2
Other	13,002	1.1	9,053	1.0	3,949	43.6
TASER segment	531,566	44.7	436,927	50.6	94,639	21.7
Software and Sensors segment:
Axon Body	124,164	10.4	75,484	8.8	48,680	64.5
Axon Flex	3,031	0.3	4,155	0.5	(1,124)	(27.1)
Axon Fleet	63,017	5.3	24,319	2.8	38,698	159.1
Axon Dock	30,086	2.5	24,441	2.8	5,645	23.1
Axon Evidence and cloud services	371,889	31.2	246,005	28.5	125,884	51.2
Extended warranties	49,765	4.2	33,686	3.9	16,079	47.7
Other	16,417	1.4	18,364	2.1	(1,947)	(10.6)
Software and Sensors segment	658,369	55.3	426,454	49.4	231,915	54.4
Total net sales	$1,189,935	100.0%	$863,381	100.0%	$326,554	37.8%

Net unit sales were as follows:

	Year Ended December 31,		Unit	Percent
	2022	2021	Change	Change
TASER 7	139,217	90,348	48,869	54.1%
TASER X26P	22,651	30,083	(7,432)	(24.7)
TASER X2	13,927	38,620	(24,693)	(63.9)
TASER Consumer devices	23,223	26,958	(3,735)	(13.9)
Cartridges	5,635,369	4,945,927	689,442	13.9
Axon Body	253,501	181,663	71,838	39.5
Axon Flex	6,018	7,828	(1,810)	(23.1)
Axon Fleet	24,344	11,264	13,080	116.1
Axon Dock	28,844	25,584	3,260	12.7

Net sales for the TASER segment increased $94.6 million, or 21.7%, primarily as a result of an increase of $89.0 million in TASER 7 devices and a $28.8 million increase in cartridge revenue. The increase in TASER 7 revenue is the result of increased unit sales and higher average selling prices. We continue to see a shift to purchases of TASER 7 from legacy devices. Cartridge revenue increased due to increased unit sales and higher average selling prices due to product mix shift from legacy handles to TASER 7. Axon Evidence and cloud services revenue increased based on the increased number of TASER 7 devices in the field. Partially offsetting the increases was a decrease in revenue of legacy devices of $40.9 million. The decrease was attributable to decreased unit sales and was partially offset by higher average selling prices.

Net sales for the Software and Sensors segment increased $231.9 million, or 54.4%. Revenue from Axon Evidence and cloud services increased $125.9 million as we continued to add users to our network during the year ended December 31, 2022. The increase in the aggregate number of users and devices also resulted in increased extended warranty revenues of $16.1 million. Sales of our Axon Body 3 camera drove most of the $48.7 million increase in Axon Body revenue and the $5.6 million increase in Axon Dock revenue. Fleet revenue increased $38.7 million driven by an increase in both units and higher average selling prices, driven largely by Fleet 3.

Backlog - As of December 31, 2022 compared to December 31, 2021

Our backlog for products and services includes all orders that have been received and are believed to be firm. We define backlog as cumulative bookings, net of cancellations, less product and service revenue recognized to date. Bookings are generally realized as revenue over multiple years.

The TASER segment backlog balance was $824.4 million as of December 31, 2022. This backlog balance includes $111.0 million of deferred revenue, and $713.5 million that has been recorded as bookings but not yet invoiced, all as of December 31, 2022. We expect to realize approximately $176.8 million of the December 31, 2022 backlog balance as revenue during the next 12 months.

The Software and Sensors backlog balance was $3.8 billion as of December 31, 2022. This backlog balance includes $497.1 million of deferred revenue, and $3.3 billion that has been recorded as bookings but not yet invoiced, all as of December 31, 2022. We expect to realize approximately $780.7 million of the December 31, 2022 backlog balance as revenue during the next 12 months.

	TASER	Software and Sensors	Total

	(in millions)
Balance, beginning of period	$449	$2,353	$2,802
Add: additions to backlog, net of cancellations	907	2,128	3,035
Less: revenue recognized during period	(532)	(658)	(1,190)
Balance end of period	$824	$3,823	$4,647

Our backlog of $4.6 billion as of December 31, 2022 has increased significantly from $2.8 billion as of December 31, 2021.

Gross Margin

Gross Margin (dollars in thousands):

	Year Ended December 31,
			Dollar	Percent
	2022	2021	Change	Change
TASER segment
Product gross margin	$316,053	$277,177	$38,876	14.0%
Service gross margin	20,556	9,866	10,690	108.4
Total TASER segment gross margin	336,609	287,043	49,566	17.3
Software and Sensors segment
Product gross margin	122,116	71,250	50,866	71.4
Service gross margin	269,913	182,617	87,296	47.8
Total Software and Sensors segment gross margin	392,029	253,867	138,162	54.4
Total gross margin	$728,638	$540,910	$187,728	34.7%
Gross margin as % of net sales	61.2%	62.7%

Gross margin increased $187.7 million to $728.6 million for the year ended December 31, 2022 compared to $540.9 million for 2021. As a percentage of net sales, gross margin decreased to 61.2% for 2022 from 62.7% for 2021 due to a mix of low to no margin professional services revenue and increased raw materials and labor expense.

As a percentage of total segment net sales, gross margin for the TASER segment decreased to 63.3% for the year ended December 31, 2022 from 65.7% for the year ended December 31, 2021 as a result of higher direct cost of goods. Impacting higher cost of goods sold were cost increases in raw materials and increased labor expense.

Within the Software and Sensors segment, gross margin as a percentage of total segment net sales remained consistent at 59.5% for each of the years ended 2022 and 2021, respectively. Within the Software and Sensors segment, product gross margin was 42.1% for the year ended December 31, 2022 and 39.2% for the same period in 2021. The increase in product gross margin was attributable to higher average selling prices for the Axon Body 3 and Fleet 3. The service margins were 73.3% for the year ended December 31, 2022 and 74.6% for the same period in 2021. The decrease in service margins was driven by a higher mix of low margin professional service revenue in 2022.

Sales, General and Administrative Expenses

Sales, General and Administrative ("SG&A") Expenses (dollars in thousands):

	Year Ended December 31,		Dollar	Percent
	2022	2021	Change	Change
Salaries, benefits and bonus	$160,936	$140,075	$20,861	14.9%
Stock-based compensation	51,301	238,813	(187,512)	(78.5)
Sales and marketing	72,451	52,058	20,393	39.2
Other	116,887	84,061	32,826	39.1
Total sales, general and administrative expenses	$401,575	$515,007	$(113,432)	(22.0)%
SG&A expenses as a percentage of net sales	33.7%	59.7%

SG&A expenses decreased $113.4 million, or 22.0%. Stock-based compensation expense decreased $187.5 million in comparison to the prior year comparable period, which was primarily attributable to a decrease of $122.9 million in expense related to the CEO Performance Award and a decrease of $83.8 million related to our XSPP. The decrease related to the vesting of ten tranches of the CEO Performance Award and nine tranches of the XSPP in 2021, which have no remaining unrecognized expense for the vested tranches, as well as no additional tranches that vested in 2022. The decrease was partially offset by increased stock-based compensation expense for time-based awards due to higher headcount.

Salaries, benefits and bonus expense increased $20.9 million. Of the total increase, $32.3 million is attributable to an increase in salaries and related primarily to increased headcount. An increase in bonus expense of $10.2 million reflected incremental bonuses paid during the year to employees at the senior director level and below, as well as higher attainment on the annual company bonus performance metrics compared to 2021. Partially offsetting the increase was a decrease of $18.4 million in payroll taxes related to the vesting of nine tranches of the XSPP and the exercise of options under the CEO Performance Award in 2021; as no tranches vested in 2022, we did not recognize any payroll tax expense related to the program in 2022. Salaries, benefits and bonus expense decreased as a percentage of sales from 16.2% for 2021 to 13.5% for 2022.

Sales and marketing expenses increased $20.4 million, driven by a $16.9 million increase in commissions tied to higher revenues. Of the total increase, $3.3 million related to trade shows and seminars, as we hosted additional in-person events including our annual user conference, Axon Accelerate, in 2022.

Other SG&A expenses increased by $32.8 million, reflecting higher headcount and the following:

●	Travel expenses increased $8.4 million reflecting increased in-person customer and vendor meetings. Increased travel costs per trip also impacted higher travel expenses.
●	Professional, consulting and lobbying expenses increased $5.2 million, driven primarily by initiatives supporting company growth and expansion.
●	Depreciation and amortization increased $4.5 million primarily due to an increase in depreciation and amortization expense following the implementation of several phases of our enterprise resource planning and related systems during 2021.

Research and Development Expenses

Research and Development ("R&D") Expenses (dollars in thousands):

	Year Ended December 31,		Dollar	Percent
	2022	2021	Change	Change
Salaries, benefits and bonus	$135,596	$95,057	$40,539	42.6%
Stock-based compensation	50,268	58,674	(8,406)	(14.3)
Indirect manufacturing costs and supplies	18,955	13,312	5,643	42.4
Other	28,991	26,983	2,008	7.4
Total research and development expenses	$233,810	$194,026	$39,784	20.5%
R&D expenses as a percentage of net sales	19.7%	22.5%

Within the TASER segment, R&D expenses increased $5.5 million or 11.9%. An increase of $8.3 million in salaries, benefits and bonus expense reflected higher headcount. Additionally, indirect manufacturing costs and supplies increased $3.8 million related to the development of next generation products. Partially offsetting these increases was a decrease in stock-based compensation expense of $5.7 million, due to the vesting of nine XSPP tranches during 2021, for which there is no remaining unamortized expense, as well as no additional tranches that vested in 2022.

R&D expense for the Software and Sensors segment increased $34.3 million or 23.2% and decreased as a percentage of sales to 27.7% compared to 34.7% in the prior year. An increase of $32.2 million related to salaries, benefits, and bonus attributable to increased headcount.

Stock-based compensation expense for the Software and Sensors segment decreased $2.7 million. Contributing to the decrease was the vesting of nine XSPP tranches during 2021, for which there is no remaining unamortized expense, as well as no additional tranches that vested in 2022. Partially offsetting the decrease was an increase in general stock-based compensation expense due to an increase in headcount.

Interest and Other Income, Net

Interest and other income, net was $103.3 million and $26.7 million for the years ended December 31, 2022 and 2021, respectively.

For the year ended December 31, 2022, we recorded a net unrealized gain of $131.9 million related to observable price changes for our investments in certain strategic investments and related warrants and the exercise of warrants in one of our strategic investees, which was partially offset by a $32.9 million unrealized loss on marketable securities related to our investment in CLBT. Interest and other income, net also reflected net interest income of $4.8 million and losses from foreign currency transactions of $0.9 million.

For the year ended December 31, 2021, we recorded a gain of $40.9 million related to observable price changes for our investments in certain strategic investments and related warrants. The gain was partially offset by a $17.8 million unrealized loss on marketable securities related to our investment in CLBT.  Interest and other income, net also reflected interest income of $1.7 million, other income of $0.9 million from a government grant, and gains from foreign currency transactions of $0.4 million.

Provision for Income Taxes

The provision for income taxes was an expense of $49.4 million for the year ended December 31, 2022. The effective income tax rate for 2022 was 25.1%. The benefits related to excess stock-based compensation of $4.6 million and research and development credits of $13.3 million, and a deduction for foreign derived intangible income (“FDII”) of $2.6 million were offset by the tax effects of permanently non-deductible expenses for executive compensation of $5.8 million, an increase in uncertain tax benefits of $3.2 million, and other permanently non-deductible expenses of $1.8 million. Additionally, we recorded a $10.2 million increase to our valuation allowance as of December 31, 2022 related to research and development tax credits that may not be utilized prior to expiration and an unrealized investment loss.

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

Net Income

We recorded net income of $147.1 million for the year ended December 31, 2022 compared to a net loss of $60.0 million in 2021. Net income per basic share was $2.07 while diluted net income per share was $2.03, compared to net loss per basic and diluted net loss per share of $0.91 for 2021.

Three Months Ended December 31, 2022 Compared to September 30, 2022

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended		Dollar	Percent
	December 31, 2022		September 30, 2022		Change	Change
TASER segment:
TASER 7	$55,448	16.5%	$65,951	21.2%	$(10,503)	(15.9)%
TASER X26P	6,010	1.8	5,897	1.9	113	1.9
TASER X2	7,617	2.3	8,298	2.7	(681)	(8.2)
TASER Consumer devices	1,335	0.4	1,702	0.6	(367)	(21.6)
Cartridges	47,541	14.1	46,475	14.9	1,066	2.3
Axon Evidence and cloud services	6,890	2.0	5,125	1.6	1,765	34.4
Extended warranties	7,580	2.3	7,290	2.3	290	4.0
Other	4,316	1.3	4,145	1.3	171	4.1
TASER segment	136,737	40.7	144,883	46.5	(8,146)	(5.6)
Software and Sensors segment:
Axon Body	31,561	9.4	35,427	11.4	(3,866)	(10.9)
Axon Flex	394	0.1	687	0.2	(293)	(42.6)
Axon Fleet	23,177	6.9	10,139	3.3	13,038	128.6
Axon Dock	11,927	3.5	4,830	1.5	7,097	146.9
Axon Evidence and cloud services	113,225	33.7	96,814	31.1	16,411	17.0
Extended warranties	13,695	4.1	14,511	4.6	(816)	(5.6)
Other	5,426	1.6	4,463	1.4	963	21.6
Software and Sensors segment	199,405	59.3	166,871	53.5	32,534	19.5
Total net sales	$336,142	100.0%	$311,754	100.0%	$24,388	7.8%

Net unit sales were as follows:

	Three Months Ended
			Unit	Percent
	December 31, 2022	September 30, 2022	Change	Change
TASER 7	34,530	40,502	(5,972)	(14.7)%
TASER X26P	3,737	3,745	(8)	(0.2)
TASER X2	4,056	5,120	(1,064)	(20.8)
TASER Consumer devices	4,685	7,180	(2,495)	(34.7)
Cartridges	1,527,929	1,481,169	46,760	3.2
Axon Body	60,018	71,070	(11,052)	(15.6)
Axon Flex	567	1,188	(621)	(52.3)
Axon Fleet	10,109	2,342	7,767	331.6
Axon Dock	11,644	3,822	7,822	204.7

Net sales for the TASER segment decreased $8.1 million, or 5.6%, on a sequential basis primarily due to a $10.5 million decrease in revenue from TASER 7 devices. This is tied to shipment timing on hardware, and we see healthy demand for TASER products and services for 2023. The decrease in TASER 7 revenues was partially offset by an increase in Axon Evidence revenue of $1.8 million and increased cartridge revenue of $1.1 million of other TASER devices. The decrease in revenue was a result of decreased unit sales, and was partially offset by higher average selling prices on our TASER 7 devices. The increase in Axon Evidence revenue was a result of more TASER devices in the field, as well as higher VR revenue. Cartridge revenue increased due to increased units, partially offset by lower average selling prices.

Net sales for the Software and Sensors segment increased $32.5 million, or 19.5%, on a sequential basis primarily due to a $16.4 million increase in Axon Evidence and cloud services revenue and a $13.0 million increase in Axon

Fleet revenue. The increase in Axon Evidence and cloud services revenue was a result of the increase in the aggregate number of users on our network. Axon Fleet revenue was driven primarily by increased unit sales, partially offset by a decrease in the average selling price.

International sales were $55.5 million in for the three months ended December 31, 2022 as compared to $47.1 million for the three months ended September 30, 2022, an increase of $8.4 million, primarily driven by increased sales in the EMEA region.

Non-GAAP Financial Measures

To supplement our financial results presented in accordance with accounting principles generally accepted in the U.S. ("GAAP"), we present the non-GAAP financial measures of EBITDA and Adjusted EBITDA. Our management uses these non-GAAP financial measures in evaluating our performance in comparison to prior periods. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance, and when planning and forecasting our future periods. A reconciliation of GAAP to the non-GAAP financial measures is presented below.

●	EBITDA (Most comparable GAAP Measure: Net income) - Earnings before interest expense, investment interest income, taxes, depreciation and amortization.
●	Adjusted EBITDA (Most comparable GAAP Measure: Net income) - Earnings before interest expense, investment interest income, taxes, depreciation, amortization and non-cash stock-based compensation expense, realized and unrealized gains and losses on strategic investments and marketable securities, and certain other pre-tax items.

Although these non-GAAP financial measures are not consistent with GAAP, management believes investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:

●	these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our GAAP financial measures;
●	these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our GAAP financial measures;
●	these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and
●	these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Annual Report on Form 10-K were prepared under a comprehensive set of rules or principles.

EBITDA and Adjusted EBITDA reconcile to net income as follows (dollars in thousands):

	Year Ended December 31,
	2022	2021
Net income (loss)	$147,139	$(60,018)
Depreciation and amortization	24,381	18,694
Interest expense	488	28
Investment interest (income) loss	(4,782)	(1,511)
Provision for (benefit from) income taxes	49,379	(81,357)
EBITDA	$216,605	$(124,164)

Non-GAAP adjustments:
Stock-based compensation expense	106,176	303,331
Realized and unrealized gains on strategic investments and marketable securities, net	(98,943)	(23,035)
Transaction costs related to strategic investments and acquisitions	2,368	2,068
Loss on disposal and abandonment of intangible assets	110	146
Loss on disposal and impairment of property, equipment and other assets, net	5,452	92
Costs related to FTC litigation	545	741
Payroll taxes related to XSPP vesting and CEO Award option exercises	—	18,933
Adjusted EBITDA	$232,313	$178,112

Liquidity and Capital Resources

Summary

As of December 31, 2022, we had $353.7 million of cash and cash equivalents, a decrease of $2.6 million from December 31, 2021. Cash and cash equivalents and investments totaled $1.1 billion, an increase of $689.6 million from December 31, 2021.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2022	2021
Operating activities	$235,361	$124,494
Investing activities	(830,967)	252,556
Financing activities	598,100	(174,181)
Effect of exchange rate changes on cash and cash equivalents	(3,380)	(1,982)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(886)	$200,887

Operating activities

Net cash provided by operating activities in 2022 of $235.4 million consisted of $147.1 million in net income, a net add-back of non-cash income statement items totaling $69.2 million, and an $19.1 million net change in operating assets and liabilities. Included in the non-cash items were $106.2 million in stock-based compensation expense, a $98.9 million net gain on the change in fair value of strategic investments and marketable securities, $24.4 million in depreciation and amortization expense, and a $22.1 million increase in deferred income tax assets. Cash provided by operations was impacted by an increase of $73.2 million in accounts and notes receivable and contract assets, which was largely attributable to increased sales in 2022, particularly for sales made under subscription plans. Cash provided by operations was also impacted by an increase of $52.2 million in prepaid expenses and other assets, resulting primarily from an increase in deferred commissions expense offset by a decrease in income tax receivable due to utilization of overpayments, plus an increase of $96.0 million in inventory as we proactively built up inventory to help meet future product demand. Partially offsetting this activity was an increase in deferred revenue of $159.7 million, which was primarily attributable to increased subscription invoicing for Software and Sensors hardware and services in advance of fulfillment, and a smaller increase in hardware deferred revenue from TASER subscription sales.

Investing activities

We used $831.0 million for investing activities in 2022. Cash outflows from investing activities included $692.2 million for purchases of available-for-sale investments, net of proceeds from calls and maturities, $74.3 million for new strategic minority investments and $6.6 million for the exercise of price of warrants related to our strategic investments. We also invested $55.5 million in the purchase of property and equipment and intangibles, net of proceeds on disposals.

Financing activities

Net cash provided by financing activities was $598.1 million for the year ended December 31, 2022. The increase in cash provided by financing activities was primarily due to net proceeds of $603.0 million from issuing the Notes and Warrants and the purchase of the Note Hedge. Partially offsetting the increase were payments totaling $4.9 million for certain restricted stock units (“RSUs”) that were net-share settled, such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.

Liquidity and Capital Resources

Our most significant source of liquidity continues to be funds generated by operating activities and available cash and cash equivalents and short-term investments. In addition, our $200.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. Advances under the line of credit bear interest at Term SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. “SOFR” is defined as a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York or a successor administrator of the secured overnight financing rate.

As of December 31, 2022, we had letters of credit outstanding of $7.0 million, leaving the net amount available for borrowing of $193.0 million The credit agreement will mature on the earlier of December 15, 2027 or the date that is six months prior to the stated maturity date of the 0.50% convertible senior notes due 2027 unless such Notes have been redeemed, repurchased, converted or defeased in full. Additionally, the credit agreement has an accordion feature which allows for an increase in the total line of credit up to $300.0 million, subject to each lender’s sole discretion. At December 31, 2022 and 2021, there were no borrowings under the line.

There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.

Our agreement with the bank requires us to comply with a net leverage ratio, defined as consolidated total indebtedness to EBITDA, of no greater than 3.50 to 1.00 based upon a trailing four fiscal quarter period. At December 31, 2022, our net leverage ratio was 0.97 to 1.00. Additionally, we must comply with a consolidated interest coverage ratio, defined as EBITDA to consolidated interest expense, of no less than 3.50 to 1.00 based upon a trailing four fiscal quarter end. We are compliant with the consolidated interest coverage ratio, which is not meaningful for the year ended December 31, 2022.

TASER subscription and installment purchase arrangements typically involve amounts invoiced in five equal installments at the beginning of each year of the five-year term. This is in contrast to a traditional CED sale in which the entire amount being charged for the hardware is invoiced upon shipment. This impacts liquidity in a commensurate fashion, with the cash for the subscription or installment purchase received in five annual installments rather than up front. Our strategy includes continuing to shift an increasing amount of our business to a subscription model, to better match the municipal budgeting process of our customers as well as to allow for multiple product offerings to be bundled into existing subscriptions. We carefully considered the cash flow impacts of this strategic shift and regularly revisit our cash flow forecast with the goal of maintaining a comfortable level of liquidity as we continue to offer products and services in which we incur upfront cash costs to produce and fulfill hardware sales ahead of the cash inflows from our customers.

Based on our strong balance sheet at December 31, 2022 and successful convertible senior notes offering completed during 2022, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.

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

Contractual Obligations

The following table outlines our future contractual financial obligations by period in which payment is expected, as of December 31, 2022 (dollars in thousands):

		Short	Long
	Total	Term	Term
Operating lease obligations	$55,893	$8,448	$47,445
Purchase obligations	915,102	544,341	370,761
Principal amount payable on our convertible senior notes	690,000	—	690,000
Total contractual obligations	$1,660,995	$552,789	$1,108,206

Purchase obligations in the table above represent $499.7 million of open purchase orders and $415.4 million of other purchase obligations. The open purchase orders represent both cancelable and non-cancelable purchase orders with key vendors, which are included in this table due to our strategic relationships with these vendors.

For additional information regarding our convertible senior notes, refer to Note 12 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We are subject to U.S. federal income tax as well as income taxes imposed by state and foreign jurisdictions. As of December 31, 2022, we had $21.5 million of gross unrecognized tax benefits related to uncertain tax positions. The settlement period for these long-term income tax liabilities cannot be determined; however, the liabilities are expected to increase by approximately $0.9 million within the next 12 months.

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

Standard Warranties

We warranty our CEDs, Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Estimated costs for the standard warranty are charged to cost of products sold when revenue is recorded for the related product. Future warranty costs are estimated on a quarterly basis based on historical data related to warranty claims and this rate is applied to current product sales. Historically, reserve amounts have been increased if management becomes aware of a component failure or other issue that could result in larger than anticipated warranty claims from customers. The warranty reserve is reviewed quarterly to verify that it sufficiently reflects the remaining warranty obligations based on the anticipated expenditures over the balance of the warranty obligation period, and adjustments are made when actual warranty claim experience differs from estimates. The warranty reserve is included in accrued liabilities on the accompanying consolidated balance sheets. As of December 31, 2022 and 2021, our warranty reserve was approximately $0.8 million and $2.8 million, respectively. Warranty expense for the years ended December 31, 2022, 2021 and 2020 was $0.2 million, $2.9 million and $0.0 million, respectively. Warranty expense for the year ended December 31, 2022 was impacted by lower than expected warranty claims for the Axon on-officer body cameras and TASER 7 handles. Warranty expense for the year ended December 31, 2021, was impacted by higher battery degradation resulting in shorter battery lives for the Axon Body 3 on-officer body camera and warranty claims for TASER 7 handles. Warranty expense for the year ended December 31, 2020 was impacted by lower than expected warranty claims for the Axon Body 3 on-officer body camera.

Revenue related to separately-priced extended warranties is initially recorded as deferred revenue at its allocated amount and subsequently recognized as net sales on a straight-line basis over the warranty service period. Costs related to extended warranties are charged to cost of product and service sales when incurred.

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out (“FIFO”) basis, or net realizable value, net of an inventory valuation allowance. We use a standard cost methodology to approximate the cost basis for our inventories. Costs include allocations for materials, labor, and overhead. All variances between actual costs and standard costs are apportioned to inventory and cost of product sales based upon inventory turnover. Additional provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on management’s best estimate after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions among other factors. We evaluate inventory costs for abnormal costs due to excess production capacity and treat such costs as period costs.

During the year ended December 31, 2022, we recorded provisions to reduce inventories to their lower of cost and net realizable value of approximately $1.5 million compared to $0.9 million during the year ended December 31, 2021.

Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable and Contract Assets

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

Additionally, we offer customers the ability to purchase CED cartridges and certain services on an unlimited basis over the contractual term. Due to the unlimited nature of these arrangements whereby we are obligated to deliver unlimited products at the customer’s request, we account for these arrangements as stand-ready obligations and recognize revenue ratably over the contract period. Cost of product sales is recognized when control of hardware products or accessories have transferred to the customer.

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

Valuation of Goodwill, Intangible and Long-lived Assets

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

During the year ended December 31, 2022, we recorded $5.3 million of impairment charges. Of this total, $3.3 million related to the cease-use of a portion of our Seattle office. An additional $1.4 million related to the decision to slow pacing on construction of our new Scottsdale, Arizona campus. During the year ended December 31, 2021, we recorded an immaterial amount of impairment charges. During the year ended December 31, 2020, we abandoned certain planning and site development activities related to our planned new headquarters, resulting in an impairment charge of $0.7 million. Additionally, we recognized impairment charges totaling $0.5 million related to improvements and remodeling of certain of our offices. During the year ended December 31, 2022, these charges were included in sales, general and administrative expense, except for $2.7 million related to the Seattle office lease cease-use, which was recorded in R&D, in the accompanying consolidated statements of operations.

Income Taxes

We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carry forwards.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed research and development tax credit studies for each year a tax credit was claimed for federal and state income tax purposes. We determined that it was more likely than not that the full benefit of the research and development tax credit would not be sustained on examination and accordingly, have established a liability for unrecognized tax benefits of $21.5 million as of December 31, 2022. We expect the amount of the unrecognized tax benefit to increase by approximately $0.9 million within the next 12 months. Should the unrecognized tax benefit of $21.5 million be recognized, our effective tax rate would be favorably impacted. Our estimates are based on information available to us at the time we prepare the income tax provision. Our income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws in the U.S. and internationally, or changes in other facts or circumstances. In addition, we recognize liabilities for potential tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary, or if the actual tax liability is greater than our current assessment, we may be required to recognize an income tax benefit, or additional income tax expense, respectively, in our consolidated financial statements.

In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. A valuation allowance is established if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business.

We have state net operating loss (“NOLs”) of $89.5 million, which expire at various dates between 2026 and 2041 or carryforward indefinitely. We anticipate sufficient future pre-tax book income to realize a large portion of our deferred tax assets. However, based on expected income for years in which Arizona R&D tax credits are set to expire, unrealized investment losses for which realization is uncertain, and specific identified intangibles with an indefinite life, a reserve of $26.4 million has been recorded as a valuation allowance against deferred tax assets as of December 31, 2022.

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

For performance-based options, stock-based compensation expense is recognized over the expected performance achievement period of individual performance goals when the achievement of each individual performance goal becomes probable. For performance-based awards with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense is recognized over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. The fair value of such awards is estimated on the grant date using Monte Carlo simulations. Refer to Note 16 of the notes to our consolidated financial statements within this Annual Report on Form 10-K.

We have granted a total of approximately 15.3 million performance-based awards (options and restricted stock units) of which approximately 3.8 million are outstanding as of December 31, 2022, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance and market capitalization. Of the 3.8 million performance-based awards that are outstanding, 1.4 million are options that are exercisable.

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

Contingencies and Accrued Litigation Expense

We are subject to the possibility of various loss contingencies arising in the ordinary course of business, including product-related and other litigation. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 13 of our consolidated financial statements within this Annual Report on Form 10-K.

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

Based on the balances of our financial instruments as of December 31, 2022, a hypothetical 25 percent increase in expected credit loss rates across all pools would result in a $0.8 million increase in the allowance for expected credit losses.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “available-for-sale”.  We report available-for-sale investments at fair value as of each balance sheet date and record any unrealized gains or losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income, net within the consolidated statements of operations. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If we have the intent to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. Based on investment positions as of December 31, 2022, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $3.4 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Additionally, we have access to a $200.0 million line of credit borrowing facility which bears interest at SOFR 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net leverage ratio and consolidated interest coverage ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $7.0 million at December 31, 2022. At December 31, 2022, there was no amount outstanding under the line of credit, and the available borrowing under the line of credit was $193.0 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 8.    Financial Statements and Supplementary Data

AXON ENTERPRISE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$353,684	$356,332
Marketable securities	39,240	72,180
Short-term investments	581,769	14,510
Accounts and notes receivable, net of allowance of $2,176 and $2,203 as of December 31, 2022 and December 31, 2021, respectively	358,190	320,819
Contract assets, net	196,902	180,421
Inventory	202,471	108,688
Prepaid expenses and other current assets	73,022	56,540
Total current assets	1,805,278	1,109,490
Property and equipment, net	169,843	138,457
Deferred tax assets, net	156,866	127,193
Intangible assets, net	12,158	15,470
Goodwill	44,983	43,592
Long-term investments	156,207	31,232
Long-term notes receivable, net	5,210	11,256
Long-term contract assets, net	45,170	29,753
Strategic investments	296,563	83,520
Other long-term assets	159,616	98,247
Total assets	$2,851,894	$1,688,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,918	$32,220
Accrued liabilities	155,934	103,707
Current portion of deferred revenue	360,037	265,591
Customer deposits	20,399	10,463
Other current liabilities	6,358	6,540
Total current liabilities	602,646	418,521
Deferred revenue, net of current portion	248,003	185,721
Liability for unrecognized tax benefits	10,745	3,797
Long-term deferred compensation	6,285	5,679
Deferred tax liability, net	1	811
Long-term lease liabilities	37,143	20,440
Convertible notes, net	673,967	-
Other long-term liabilities	4,613	5,392
Total liabilities	1,583,403	640,361
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 71,474,581 and 70,896,856 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	1,174,594	1,095,229
Treasury stock at cost, 20,220,227 shares as of December 31, 2022 and December 31, 2021	(155,947)	(155,947)
Retained earnings	257,022	109,883
Accumulated other comprehensive loss	(7,179)	(1,317)
Total stockholders’ equity	1,268,491	1,047,849
Total liabilities and stockholders’ equity	$2,851,894	$1,688,210

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Net sales from products	$801,388	$608,525	$500,250
Net sales from services	388,547	254,856	180,753
Net sales	1,189,935	863,381	681,003
Cost of product sales	363,219	260,098	224,131
Cost of service sales	98,078	62,373	40,541
Cost of sales	461,297	322,471	264,672
Gross margin	728,638	540,910	416,331
Sales, general and administrative	401,575	515,007	307,286
Research and development	233,810	194,026	123,195
Total operating expenses	635,385	709,033	430,481
Income (loss) from operations	93,253	(168,123)	(14,150)
Interest and other income, net	103,265	26,748	7,859
Income (loss) before provision (benefit) for income taxes	196,518	(141,375)	(6,291)
Provision (benefit) for income taxes	49,379	(81,357)	(4,567)
Net income (loss)	$147,139	$(60,018)	$(1,724)
Net income (loss) per share:
Basic	$2.07	$(0.91)	$(0.03)
Diluted	$2.03	$(0.91)	$(0.03)
Weighted average shares outstanding:
Basic	71,093	66,191	61,782
Diluted	72,534	66,191	61,782

Net income (loss)	$147,139	$(60,018)	$(1,724)
Foreign currency translation adjustments	(4,818)	(1,251)	1,237
Unrealized losses on available-for-sale investments	(1,044)	(207)	—
Comprehensive income (loss)	$141,277	$(61,476)	$(487)

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2019	59,497,759	$1	$528,272	20,220,227	$(155,947)	$172,265	$(1,096)	$543,495
Cumulative effect of applying a change in accounting principle	—	—	—	—	—	(640)	—	(640)
Issuance of common stock	3,450,000	—	306,779	—	—	—	—	306,779
Issuance of common stock under employee plans, net of shares withheld for payroll taxes	748,183	—	(7,514)	—	—	—	—	(7,514)
Stock-based compensation	—	—	133,572	—	—	—	—	133,572
Issuance of common stock for business combination contingent consideration and related tax effects	70,613	—	1,050	—	—	—	—	1,050
Net loss	—	—	—	—	—	(1,724)	—	(1,724)
Other comprehensive income, net	—	—	—	—	—	—	1,237	1,237
Balance, December 31, 2020	63,766,555	$1	$962,159	20,220,227	$(155,947)	$169,901	$141	$976,255
Issuance of common stock	577,956	—	105,514	—	—	—	—	105,514
Issuance of common stock under employee plans, net of shares withheld for payroll taxes	2,624,446	—	(331,309)	—	—	—	—	(331,309)
Stock options exercised	3,927,899	—	51,614	—	—	—	—	51,614
Stock-based compensation	—	—	303,331	—	—	—	—	303,331
Issuance of common stock for business combination contingent consideration	—	—	3,920	—	—	—	—	3,920
Net loss	—	—	—	—	—	(60,018)	—	(60,018)
Other comprehensive loss, net	—	—	—	—	—	—	(1,458)	(1,458)
Balance, December 31, 2021	70,896,856	$1	$1,095,229	20,220,227	$(155,947)	$109,883	$(1,317)	$1,047,849
Issuance of common stock	—	—	(74)	—	—	—	—	(74)
Issuance of common stock under employee plans, net of shares withheld for payroll taxes	566,780	—	(4,870)	—	—	—	—	(4,870)
Stock-based compensation	—	—	106,176	—	—	—	—	106,176
Issuance of common stock for business combination contingent consideration	10,945	—	—	—	—	—	—	—
Tax benefit related to convertible note hedge	—	—	48,858	—	—	—	—	48,858
Purchase of convertible note hedge	—	—	(194,994)	—	—	—	—	(194,994)
Issuance of warrants	—	—	124,269	—	—	—	—	124,269
Net income	—	—	—	—	—	147,139	—	147,139
Other comprehensive loss, net	—	—	—	—	—	—	(5,862)	(5,862)
Balance, December 31, 2022	71,474,581	$1	$1,174,594	20,220,227	$(155,947)	$257,022	$(7,179)	$1,268,491

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$147,139	$(60,018)	$(1,724)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,381	18,694	12,475
Amortization of issuance cost	198	—	—
Coupon interest expense	211	—	—
Purchase accounting adjustments to goodwill	58	—	—
Loss on disposal and abandonment of intangible assets	110	146	320
Loss on disposal and impairment of property, equipment, and other assets, net	5,452	92	1,722
Realized and unrealized gains on strategic investments and marketable securities, net	(98,943)	(23,035)	—
Stock-based compensation	106,176	303,331	133,572
Deferred income taxes	22,090	(81,303)	(16,528)
Unrecognized tax benefits	3,475	(706)	671
Bond amortization	(1,463)	5,217	3,345
Noncash lease expense	6,725	5,573	4,104
Provision for expected credit losses	699	(214)	1,302
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(73,228)	(205,769)	(107,762)
Inventory	(95,987)	(18,272)	(52,156)
Prepaid expenses and other assets	(52,207)	(40,158)	(14,885)
Accounts payable, accrued and other liabilities	80,757	45,301	8,886
Deferred revenue	159,718	175,615	65,139
Net cash provided by operating activities	235,361	124,494	38,481
Cash flows from investing activities:
Purchases of investments	(764,374)	(362,479)	(656,522)
Proceeds from call / maturity of investments	72,138	718,617	379,839
Exercise of warrants of strategic investments	(6,555)	—	—
Proceeds from sale of strategic investments	—	14,546	—
Purchases of property and equipment	(55,802)	(49,886)	(72,629)
Proceeds from disposal of property and equipment	287	43	95
Purchases of intangible assets	(307)	(392)	(241)
Strategic investments	(74,250)	(45,500)	(7,068)
Business acquisition, net of cash acquired	(2,104)	(22,393)	—
Net cash provided by (used in) investing activities	(830,967)	252,556	(356,526)
Cash flows from financing activities:
Net proceeds from equity offering	(74)	105,514	306,779
Proceeds from options exercised	—	51,614	295
Income and payroll tax payments for net-settled stock awards	(4,870)	(331,309)	(7,809)
Net proceeds from issuance of convertible senior notes	673,769	—	—
Proceeds from issuance of warrants	124,269	—	—
Purchase of convertible note hedge	(194,994)	—	—
Net cash provided by (used in) financing activities	598,100	(174,181)	299,265
Effect of exchange rate changes on cash and cash equivalents	(3,380)	(1,982)	1,976
Net increase (decrease) in cash and cash equivalents	(886)	200,887	(16,804)
Cash and cash equivalents and restricted cash, beginning of period	356,438	155,551	172,355
Cash and cash equivalents and restricted cash, end of period	$355,552	$356,438	$155,551

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Axon Enterprise, Inc. (“Axon”, the “Company”, "we", or "us") is a market-leading provider of law enforcement technology solutions. Our mission is to protect life in service of promoting peace, justice and strong institutions.

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

Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments include cash, money market funds, certificates of deposit, commercial paper, corporate bonds, term deposits, U.S. Government bonds, municipal bonds, agency bonds, U.S. Treasury bills, and U.S. Treasury inflation-protected securities. We place our cash and cash equivalents with high quality financial institutions. Although we deposit our cash with multiple financial institutions, our deposits regularly exceed federally insured limits. Cash and cash equivalents include funds on hand and highly liquid investments purchased with initial maturity of three months or less. Short-term investments include securities with an expected maturity date within one year of the balance sheet date that do not meet the definition of a cash equivalent, and long-term investments are securities with an expected maturity date greater than one year and less than two years in accordance with our investment policy.

We report available-for-sale investments at fair value as of each balance sheet date and record any unrealized gains or losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income, net within the consolidated statements of operations. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for expected credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If we have the intent to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. We do not intend to sell

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. There were no credit losses recorded on our investment portfolio during the years ended December 31, 2022 and 2021.

Restricted Cash

Restricted cash balances of $1.9 million and $0.1 million as of December 31, 2022 and 2021, respectively, primarily relate to funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. As of December 31, 2022, approximately $1.8 million was included in prepaid expenses and other assets on our condensed consolidated balance sheet, with the remainder in other long-term assets.

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out (“FIFO”) basis, or net realizable value, net of an inventory valuation allowance. We use a standard cost methodology to approximate the cost basis for our inventories. Costs include allocations for materials, labor, and overhead. All variances between actual costs and standard costs are apportioned to inventory and cost of product sales based upon inventory turnover. Additional provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on management’s best estimate after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions among other factors. We evaluate inventory costs for abnormal costs due to excess production capacity and treat such costs as period costs.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valuation of Goodwill, Intangible and Long-lived Assets

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

During the year ended December 31, 2022, we recorded $5.3 million of impairment charges. Of this total, $3.3 million related to the cease-use of a portion of our Seattle office. An additional $1.4 million related to the decision to slow pacing on construction of our new Scottsdale, Arizona campus. During the year ended December 31, 2021, we recorded an immaterial amount of impairment charges. During the year ended December 31, 2020, we abandoned certain planning and site development activities related to our planned new headquarters, resulting in an impairment charge of $0.7 million, as well as recognized impairment charges totaling $0.5 million related to improvements and remodeling of certain of our offices. During the year ended December 31, 2022, these charges were included in sales, general and administrative expense, except for $2.7 million related to the Seattle office lease cease-use, which was recorded in research and development (“R&D”), in the accompanying consolidated statements of operations.

Customer Deposits

We require deposits in advance of shipment for certain customer sales orders. Additionally, customers may elect to make deposits with us related to contracts for our products and services that were not executed as of the end of a reporting period. Customer deposits are included in other current liabilities in the accompanying consolidated balance sheets.

Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable and Contract Assets

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Sales are typically made on credit, and we generally do not require collateral. We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable, notes receivable, and contract assets is developed using historical collection experience, published or estimated credit default rates for entities that represent our customer base, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. We review receivables for U.S. and international customers separately to better reflect different published credit default rates and economic and market conditions. Additionally, specific reserve amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. Accounts and notes receivable and contract assets are presented net of a reserve for expected credit losses, which totaled $3.6 million and $3.3 million as of December 31, 2022 and 2021, respectively. This reserve represents management’s best estimate and application of judgment considering a number of factors, including those listed above. In the event that actual uncollectible amounts differ from our estimates, additional expense could be necessary.

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

Advertising Costs

We expense advertising costs in the period in which they are incurred. We incurred advertising costs of $2.3 million, $2.6 million and $1.3 million in the years ended December 31, 2022, 2021 and 2020, respectively. Advertising costs are included in sales, general and administrative expenses in the accompanying statements of operations.

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

Changes in our estimated warranty reserve were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of period	$2,822	$769	$1,476
Utilization of reserve	(2,209)	(873)	(700)
Warranty expense	198	2,926	(7)
Balance, end of period	$811	$2,822	$769

Research and Development Expenses

We expense as incurred R&D costs that do not meet the qualifications to be capitalized. We incurred R&D expense of $233.8 million, $194.0 million and $123.2 million in 2022, 2021 and 2020, respectively.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We also assess whether uncertain tax positions, as filed, could result in the recognition of a liability for possible interest and penalties. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. Refer to Note 14 for additional information regarding the change in unrecognized tax benefits.

The Tax Cuts and Jobs Act of 2017 contains a provision which subjects a U.S. parent of a foreign subsidiary to current U.S. tax on its global intangible low-taxed income (“GILTI”). GILTI is eligible for a deduction which lowers the effective tax rate on GILTI to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. We report the tax impact of GILTI as a period cost when incurred. Accordingly, we do not provide deferred taxes for basis differences expected to reverse as GILTI.

Concentration of Credit Risk and Major Customers / Suppliers

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts and notes receivable, contract assets, and cash. Historically, we have experienced an immaterial level of write-offs related to uncollectible accounts.

We maintain the majority of our cash at three depository institutions. As of December 31, 2022, the aggregate balances in such accounts were $139.9 million. Our balances with these three institutions regularly exceed Federal Deposit Insurance Corporation insured limits for domestic deposits and various deposit insurance programs covering our deposits in Australia, Canada, Finland, France, Germany, Hong Kong, India, Italy, the Netherlands, Spain, the United Kingdom, and Vietnam. To manage the related credit exposure, management continually monitors the creditworthiness of the financial institutions where we have deposits.

No customer represented more than 10% of total net sales for the years ended December 31, 2022, 2021 or 2020. At December 31, 2022, and 2021, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.

We currently purchase both off the shelf and custom components, including, but not limited to, finished circuit boards, injection-molded plastic components, small machined parts, custom cartridge components, electronic components, and off the shelf sub-assemblies from suppliers located in the U.S., Canada, China, Malaysia, Mexico, Republic of Korea, Taiwan, and Vietnam. We may source from other countries as well. Although we currently obtain many of these components from single source suppliers, we own the injection molded component tooling, most of the designs, and test fixtures used in their production for all custom components. As a result, we believe we could obtain alternative suppliers in most cases. Although we have experienced supply chain disruptions relating to materials and port constraints, we have remained focused on closely managing our supply chain. We continue to bolster our strategic relationships in our supply chain, identifying secondary/alternate sourcing, adjusting build plans accordingly, and building in logistic modes in support of our increasing demand while working to minimize disruption to customers. We acquire most of our components on a purchase order basis and do not currently have significant long-term purchase contracts with most component suppliers.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We have cash equivalents and investments, which at December 31, 2022 were comprised of money market funds, certificates of deposit, commercial paper, corporate bonds, term deposits, U.S. Government bonds, municipal bonds, agency bonds, U.S. Treasury bills, and U.S. Treasury inflation-protected securities. Cash equivalents and investments at December 31, 2021 were comprised of money market funds, corporate bonds, municipal bonds, and U.S. Government agency bonds. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Included in the balance of other assets as of December 31, 2022 and 2021 was $4.3 million and $5.3 million, respectively, related to corporate-owned life insurance policies which are used to fund our deferred compensation plan. We determine the fair value of our insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.

We have investments in marketable securities, for which changes in fair value are recorded in the consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in interest and other income, net.

We have strategic investments in various unconsolidated affiliates as of December 31, 2022. The estimated fair value of the investments was determined based on Level 3 inputs. In determining the estimated fair value of our strategic investments in privately held companies, we utilize observable data available to us as discussed further in Note 8.

We have convertible senior notes, for which the fair value is determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at December 31, 2022 to be a Level 2 measurement as they are not publicly traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.

Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the consolidated balance sheet.

Segment and Geographic Information

Our operations are comprised of two reportable segments: the development, manufacture and sale of fully integrated hardware and cloud-based software solutions that enable law enforcement to capture, securely store, manage, share and analyze video and other digital evidence (collectively, the "Software and Sensors" segment); and the manufacture and sale of conducted electrical devices ("CEDs"), batteries, accessories, extended warranties and other products and services (collectively, the “TASER” segment). In both segments, we report sales of products and services. Service revenue in both segments includes sales related to Axon Evidence. In the Software and Sensors segment, service revenue also includes

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

other recurring cloud-hosted software revenue and related professional services. Collectively, this revenue is sometimes referred to as "Axon Cloud revenue."

Reportable segments are determined based on discrete financial information reviewed by our Chief Executive Officer who is our chief operating decision maker ("CODM"). We organize and review operations based on products and services, and currently there are no operating segments that are aggregated. We perform an analysis of our reportable segments at least annually. Additional information related to our business segments is summarized in Note 20.

For a summary of net sales by geographic area, see Note 2. The majority of our sales to international customers are transacted in foreign currencies and are attributed to each country based on the shipping address of the distributor or customer. For the years ended December 31, 2022, 2021 and 2020, no individual country outside the U.S. represented more than 10% of net sales. Substantially all of our assets are located in the U.S.

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

eXponential Stock Performance Plan

On February 12, 2019, our shareholders approved the 2019 Stock Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our eXponential Stock Performance Plan (“XSPP”) and grants of eXponential Stock Units (“XSUs”) under the plan. The XSUs are grants of restricted stock units, each with a term of approximately nine years, that vest in 12 equal tranches. Each of the 12 tranches will vest upon certification by the Compensation Committee of the Board of Directors that both (i) the market capitalization goal for such tranche, which begins at $2.5 billion for the first tranche and increases by increments of $1.0 billion thereafter, and (ii) any one of eight operational goals focused on revenue or eight operational goals focused on Adjusted EBITDA (CEO Performance Award) have been met for the previous four consecutive fiscal quarters. A total of less than 0.1 million XSUs were granted during the year ended December 31, 2022.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Given the complexity of the awards, we utilized Monte Carlo simulations to simulate a range of possible future market capitalizations for the Company over the term of the awards at each of the respective grant dates. The average of all iterations of the simulation was used as the basis for the valuation and market capitalization goal derived service period for each tranche. Additionally, we applied an illiquidity discount of between 10.3% and 17.6% to the valuation of XSUs because the awards specify a post-vest holding period of 2.5 years for the acquired shares that vest. Certain of the XSU awards specify a post-vest holding period of the longer of 2.5 years or until the next tranche vests. The illiquidity discounts were estimated using the Finnerty model and reduced by the impact of expected payroll and income taxes due upon vesting of the awards, as the related proportion of shares are expected to be sold to satisfy such obligations. We measured the grant date fair value of the XSU awards with the following assumptions: risk-free interest rate of between 0.5% and 4.1%, expected term of between 5.2 and 8.0 years, expected volatility of between 46.4% and 55.8%, and dividend yield of 0.00%.

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

No options were awarded during the years ended December 31, 2022, 2021, or 2020.

Income (Loss) per Common Share

Basic income or loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per share reflects the potential dilution from outstanding stock options and unvested restricted stock units. The effects of outstanding stock options, unvested restricted stock units, our 2027 convertible senior notes (the “Notes” or “2027 Notes”), and warrants to acquire the number of shares of our common stock (the “Warrants” or “2027 Warrants”) are excluded from the computation of diluted net income per share in periods in which the effect would be antidilutive. The calculation of the weighted average number of shares outstanding and earnings per share are as follows (in thousands except per share data):

	For the Year Ended December 31,
	2022	2021	2020
Numerator for basic and diluted earnings per share:
Net income (loss)	$147,139	$(60,018)	$(1,724)
Denominator:
Weighted average shares outstanding-basic	71,093	66,191	61,782
Dilutive effect of stock-based awards	1,441	—	—
Diluted weighted average shares outstanding	72,534	66,191	61,782
Net income (loss) per common share:
Basic	$2.07	$(0.91)	$(0.03)
Diluted	$2.03	$(0.91)	$(0.03)

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Stock-based awards	3,264	7,690	12,150
2027 Notes	3,017	—	—
2027 Warrants	3,017	—	—
Total potentially dilutive securities	9,298	7,690	12,150

For additional information regarding our convertible senior notes, refer to Note 12.

Recently Issued Accounting Guidance

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Derivatives and Hedging (Topic 815), or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. Effective January 1, 2022, we adopted ASU 2020-06. There was no impact upon adoption as we had no outstanding debt upon adoption.

In November 2021, FASB issued ASU No. 2021-10, Government Assistance (Topic 832). The guidance improves the transparency of government assistance accounting as it requires business entities to disclose transactions that involve government assistance received if the transactions were accounted for by applying a grant or contribution accounting model by analogy. The ASU is effective for annual periods beginning after December 15, 2021. We adopted ASU 2021-10 on January 1, 2022 and will apply the disclosure requirement prospectively to all transactions within the scope of the amendments that are reflected in the financial statements at the date of the initial application along with new transactions that are entered into after the date of initial application. Adoption of this ASU did not have a material impact on our consolidated financial statements.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications are not material and had no effect on the reported results of operations.

Correction of an Immaterial Error

During the fourth quarter of 2022 we recorded out of period adjustments related to prior periods reflecting an $8.5 million increase to net sales and a $2.1 million increase to provision for income taxes. This increase to net sales relates primarily to Axon Cloud SaaS, software and professional services performance obligations which were fulfilled in prior periods, including $2.3 million which related to prior years. Based on our quantitative and qualitative analysis, we do not consider the out of period impact to be material to our financial position or results of operations for any prior periods or for the year ended December 31, 2022.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 - Revenues

Nature of Products and Services

The following table presents our revenues by primary product and service offering (in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER 7	$224,905	$—	$224,905	$135,906	$—	$135,906
TASER X26P	33,725	—	33,725	40,629	—	40,629
TASER X2	24,068	—	24,068	58,081	—	58,081
TASER Consumer devices	6,420	—	6,420	7,132	—	7,132
Cartridges	181,686	—	181,686	152,842	—	152,842
Axon Body	—	124,164	124,164	—	75,484	75,484
Axon Flex	—	3,031	3,031	—	4,155	4,155
Axon Fleet	—	63,017	63,017	—	24,319	24,319
Axon Dock	—	30,086	30,086	—	24,441	24,441
Axon Evidence and cloud services	18,752	371,889	390,641	9,159	246,005	255,164
Extended warranties	29,008	49,765	78,773	24,125	33,686	57,811
Other	13,002	16,417	29,419	9,053	18,364	27,417
Total	$531,566	$658,369	$1,189,935	$436,927	$426,454	$863,381

	Year Ended December 31, 2020
		Software and
	TASER	Sensors	Total
TASER 7	$107,506	$—	$107,506
TASER X26P	41,724	—	41,724
TASER X2	60,107	—	60,107
TASER Consumer devices	9,407	—	9,407
Cartridges	115,193	—	115,193
Axon Body	—	57,150	57,150
Axon Flex	—	4,082	4,082
Axon Fleet	—	20,108	20,108
Axon Dock	—	19,723	19,723
Axon Evidence and cloud services	2,935	176,797	179,732
Extended warranties	20,754	24,408	45,162
Other	8,926	12,183	21,109
Total	$366,552	$314,451	$681,003

The following table presents our revenues disaggregated by geography (in thousands):

	Year Ended December 31,
	2022		2021		2020
United States	$987,975	83%	$686,914	80%	$535,079	79%
Other Countries	201,960	17	176,467	20	145,924	21
Total	$1,189,935	100%	$863,381	100%	$681,003	100%

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

Contract assets generally result from our subscription programs where we satisfy a hardware performance obligation upon shipment to the customer, and the right to the portion of the transaction price allocated to that hardware performance obligation is conditional on our future performance of a SaaS service obligation under the contract. We recognize a portion of the amount allocated to hardware products shipped to the customer as accounts receivable when invoiced to the customer, and record the remaining allocated value as a contract asset as we have generally fulfilled our hardware performance obligation upon shipment. Unbilled accounts receivable expected to be invoiced and collected within twelve months was $8.9 million as of December 31, 2022, and was included in accounts and notes receivable, net on our consolidated balance sheet.

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

The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the year ended December 31, 2022 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Contract assets, net	$242,072	$210,174	$84,044
Contract liabilities (deferred revenue)	608,040	451,312	275,181
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	261,271	177,812	135,513

During the year ended December 31, 2022, our contract assets balance increased by $31.9 million or 15.2% due to increased sales under subscription plans. Contract liabilities increased $156.7 million or 34.7% for the year ended December 31, 2022 due to increased subscription invoicing for Software and Sensors hardware and services in advance of fulfilling performance obligations to customers.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	December 31, 2022			December 31, 2021
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$14,207	$17,618	$31,825	$21,257	$4,766	$26,023
Software and Sensors	26,229	15,338	41,567	23,175	18,137	41,312
	40,436	32,956	73,392	44,432	22,903	67,335
Hardware:
TASER	49,361	12,640	62,001	12,944	28,727	41,671
Software and Sensors	50,426	109,227	159,653	34,862	81,223	116,085
	99,787	121,867	221,654	47,806	109,950	157,756
Services:
TASER	7,637	9,501	17,138	2,701	3,482	6,183
Software and Sensors	212,177	83,679	295,856	170,652	49,386	220,038
	219,814	93,180	312,994	173,353	52,868	226,221
Total	$360,037	$248,003	$608,040	$265,591	$185,721	$451,312

	December 31, 2022			December 31, 2021
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$71,205	$39,759	$110,964	$36,902	$36,975	$73,877
Software and Sensors	288,832	208,244	497,076	228,689	148,746	377,435
Total	$360,037	$248,003	$608,040	$265,591	$185,721	$451,312

Remaining Performance Obligations

As of December 31, 2022, we had approximately $4.6 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of December 31, 2022. We expect to recognize between approximately 15% - 25% of this balance over the next twelve months, and expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2022, our assets for costs to obtain contracts were as follows (in thousands):

	December 31, 2022	December 31, 2021
Current deferred commissions (1)	$29,405	$19,962
Deferred commissions, net of current portion (2)	93,213	54,028
	$122,618	$73,990
(1)	Current deferred commissions are included within prepaid expenses and other current assets on the accompanying consolidated balance sheet.
(2)	Deferred commissions, net of current portion, are included in other assets on the accompanying consolidated balance sheet.

During the years ended December 31, 2022, 2021 and 2020, we recognized $24.2 million, $16.6 million, and $11.3 million, respectively, of amortization related to deferred commissions. These costs are recorded within sales, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss).

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

In contracts where there are timing differences between when we transfer a promised good or service to the customer and when the customer pays for that good or service, we have determined that, with the exception of our TASER 60 installment purchase arrangements, our contracts generally do not include a significant financing component. For the years ended December 31, 2022, 2021, and 2020, we recorded interest income of $0.6 million, $1.0 million, and $1.5 million, respectively.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

those products and services by customers and circumstances. In these instances, we may use information such as geographic region and distribution channel in determining the SSP.

Note 3 - Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents, marketable securities, and available-for-sale investments at December 31, 2022 (in thousands):

	As of December 31, 2022
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Marketable	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Securities	Investments	Investments
Cash	$143,744	$—	$—	$143,744	$143,744	$—	$—	$—

Level 1:
Money market funds	2,669	—	—	2,669	2,669	—	—	—
Agency bonds	164,486	6	(263)	164,229	—	—	69,862	94,367
Treasury bills	121,650	18	(3)	121,665	113,100	—	8,565	—
Marketable securities	90,000	—	(50,760)	39,240	—	39,240	—	—
Subtotal	378,805	24	(51,026)	327,803	115,769	39,240	78,427	94,367
Level 2:
State and municipal obligations	4,980	—	(33)	4,947	—	—	4,947	—
Certificate of deposits	5,002	—	—	5,002	—	—	5,002	—
Term deposits	200,000	—	—	200,000	25,000	—	175,000	—
Corporate bonds	257,422	33	(1,159)	256,296	28,883	—	168,074	59,339
U.S. Government	30,525	—	(159)	30,366	—	—	30,366	—
Treasury inflation-protected securities	2,503	—	(2)	2,501	—	—	—	2,501
Commercial paper	160,241	—	—	160,241	40,288	—	119,953	—
Subtotal	660,673	33	(1,353)	659,353	94,171	—	503,342	61,840
Total	$1,183,222	$57	$(52,379)	$1,130,900	$353,684	$39,240	$581,769	$156,207

As of December 31, 2022, we had $349.6 million of available-for-sale investments with unrealized losses.

During the year ended December 31, 2021, we acquired 9,000,000 shares of common stock of Cellebrite DI Ltd (“CLBT”) with a fair value of $90.0 million. The CLBT common stock is recorded as marketable securities in the accompanying consolidated balance sheets and its fair value is adjusted every reporting period. Changes in fair value are recorded in the consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in interest and other income, net. During the year ended December 31, 2022, we recorded a $32.9 million unrealized loss on marketable securities from our investment in CLBT.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes our cash, cash equivalents, and available-for-sale investments at December 31, 2021 (in thousands):

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a roll-forward of the allowance for expected credit losses that is deducted from the amortized cost basis of accounts receivable, notes receivable, and contract assets to present the net amount expected to be collected (in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021
	United States	Other countries	Total	United States	Other countries	Total
Balance, beginning of period	$3,171	$178	$3,349	$2,902	$474	$3,376
Provision for (recovery of) expected credit losses	309	391	700	245	(291)	(46)
Amounts written off charged against the allowance	(416)	—	(416)	(54)	—	(54)
Other, including foreign currency translation	—	(3)	(3)	78	(5)	73
Balance, end of period	$3,064	$566	$3,630	$3,171	$178	$3,349

As of December 31, 2022 and December 31, 2021, the allowance for expected credit losses for each type of customer receivable was as follows (in thousands):

	December 31,	December 31,
	2022	2021
Accounts receivable and notes receivable, current	$2,176	$2,203
Contract assets, net	1,360	1,010
Long-term notes receivable, net of current portion	94	136
Total allowance for expected credit losses on customer receivables	$3,630	$3,349

2.

Note 5 - Inventory

Inventory consisted of the following at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$72,740	$38,267
Finished goods	129,731	70,421
Total inventory	$202,471	$108,688

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6 - Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	Estimated
	Useful Life	December 31, 2022	December 31, 2021
Land	N/A	$51,612	$54,868
Building and leasehold improvements	3-39 years	25,874	25,712
Production equipment	3-5 years	57,170	54,090
Computers, equipment and software	3-5 years	25,154	15,343
Furniture and office equipment	3-5 years	7,420	6,838
Vehicles	5 years	4,027	2,932
Capitalized internal software development costs	3-5 years	14,198	12,200
Construction-in-process	N/A	62,283	25,258
Total cost		247,738	197,241
Less: Accumulated depreciation		(77,895)	(58,784)
Property and equipment, net		$169,843	$138,457

Construction-in-process included $28.3 million and $12.4 million related to the development of our new campus at December 31, 2022 and December 31, 2021, respectively.

Depreciation and amortization expense related to property and equipment was $20.4 million, $15.8 million and $9.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, of which $8.5 million, $6.3 million and $4.0 million was included in cost of sales for the respective years.

Note 7 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2022 were as follows (in thousands):

		Software and
	TASER	Sensors	Total
Balance, beginning of period	$1,396	$42,196	$43,592
Goodwill acquired	1,674	—	1,674
Purchase accounting adjustments	—	(58)	(58)
Foreign currency translation adjustments	(113)	(112)	(225)
Balance, end of period	$2,957	$42,026	$44,983

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets (other than goodwill) consisted of the following (in thousands):

		December 31, 2022			December 31, 2021
		Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable (definite-lived) intangible assets:
Domain names	5 ‑ 10 years	$3,043	$(1,823)	$1,220	$3,043	$(1,518)	$1,525
Issued patents	5 ‑ 25 years	2,981	(1,507)	1,474	3,061	(1,457)	1,604
Issued trademarks	3 ‑ 15 years	1,119	(713)	406	1,130	(643)	487
Customer relationships	4 ‑ 8 years	4,892	(2,995)	1,897	4,985	(2,439)	2,546
Non-compete agreements	3 ‑ 4 years	447	(447)	—	454	(444)	10
Developed technology	3 ‑ 5 years	18,586	(13,244)	5,342	18,060	(10,465)	7,595
Total amortizable		31,068	(20,729)	10,339	30,733	(16,966)	13,767
Non-amortizable (indefinite-lived) intangible assets:
TASER trademark		900	—	900	900	—	900
My90 trademark		168	—	168	168	—	168
Patents and trademarks pending		751	—	751	635	—	635
Total non-amortizable		1,819	—	1,819	1,703	—	1,703
Total intangible assets		$32,887	$(20,729)	$12,158	$32,436	$(16,966)	$15,470

Amortization expense of intangible assets was $4.0 million, $2.9 million and $3.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated amortization for intangible assets with definitive lives for the next five years ended December 31, and thereafter, is as follows (in thousands):

2023	$3,786
2024	3,722
2025	887
2026	688
2027	354
Thereafter	902
Total	$10,339

Note 8 – Strategic Investments

Strategic investments include investments in a number of non-public technology-driven companies. We account for strategic investments under the ASC Topic 321 measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for the investments. The investments are measured at cost less impairment, adjusted for observable price changes and are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

In conjunction with certain of our strategic investments, we have the ability to commit additional capital over time through warrants and call options; for some investments, the exercisability and exercise prices are conditional on the achievement of certain performance metrics.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables provide a roll-forward of the balance of strategic investments (in thousands):

	Year Ended December 31, 2022				Year Ended December 31, 2021
	Strategic investments	Warrants	Call options	Total	Strategic investments	Warrants	Total
Balance, beginning of period	$80,775	$2,745	$—	$83,520	$9,500	$2,211	$11,711
Investments	56,914	459	17,233	74,606	45,500	—	45,500
Observable price changes:
Realized gains	—	—	—	—	12,312	—	12,312
Unrealized gains	44,376	28,539	—	72,915	28,009	534	28,543
Unrealized losses	(1,108)	—	—	(1,108)	—	—	—
Exercises	96,719	(30,089)	—	66,630	—	—	—
Sales	—	—	—	—	(14,546)	—	(14,546)
Balance, end of period	$277,676	$1,654	$17,233	$296,563	$80,775	$2,745	$83,520

	Inception to date
	Strategic investments	Warrants	Call options	Total
Investments	$109,482	$3,047	$17,233	$129,762
Observable price changes:
Realized gains	12,312	—	—	12,312
Unrealized gains	74,817	29,073	—	103,890
Unrealized losses	(1,108)	(377)	—	(1,485)
Exercises	96,719	(30,089)	—	66,630
Sales	(14,546)	—	—	(14,546)
Balance, end of period	$277,676	$1,654	$17,233	$296,563

As part of our strategy, we continuously evaluate opportunities for strategic investments that align with our mission. During the year ended December 31, 2022 our investment areas included real-time crime center software, drones and related software, biometric sensors, and weapon detection solutions.

In the year ended December 31, 2022, we exercised warrants in one of our strategic investees for a total exercise price of $6.6 million, resulting in an unrealized gain of $60.1 million that was recognized in earnings for the year ended December 31, 2022. The estimated fair value of the investments were calculated using valuation techniques that included both observable and unobservable inputs. This estimated fair value reflects a value that was lower than the issue per share of the new equity issued by the strategic investees because of different characteristics of the newly issued equity instruments compared to our existing investments. The valuation techniques included both Level 2 and Level 3 inputs as defined by ASC Topic 820.

Note 9 – Variable Interest Entities

We evaluate our investments and other significant relationships to determine whether any investee is a variable interest entity (“VIE”). If we conclude that an investee is a VIE, we evaluate our power to direct the activities of the investee, our obligation to absorb the expected losses of the investee and our right to receive the expected residual returns of the investee to determine whether we are the primary beneficiary of the investee. If we are the primary beneficiary of a VIE, we consolidate such entity and reflect the non-controlling interest of other beneficiaries of that entity.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We determine whether we are the primary beneficiary of a VIE by performing an analysis that principally considers:

●	The VIE’s purpose, design, and risks the VIE was designed to create and pass through to its variable interest holders;
●	The VIE’s capital structure;
●	The terms between the VIE and its variable interest holders and other parties involved with the VIE; and
●	Related-party affiliations.

The table below presents a summary of the nonconsolidated VIEs in which we hold variable interests:

	December 31, 2022	December 31, 2021
Total nonconsolidated variable interest entities:
Carrying value of variable interest - assets	$11,530	$895
Carrying value of variable interest - liabilities	—	—
Maximum exposure to loss:
Non-public equity (1)	11,530	895
Total	$11,530	$895

(1) The maximum exposure to loss is limited to the carrying value of the interest.

In the table above:

●	The nature of our variable interest is described in the row under maximum exposure to loss.
●	Our exposure to the obligations of the VIE is limited to our interest in the entity.

The primary purpose of our U.S-based, nonconsolidated VIE investments is to create strategic partnerships within market-leading providers of law enforcement technology solutions. We present all variable interests in unconsolidated VIEs as strategic investments within the long-term assets section of the condensed consolidated balance sheet.

We have provided financial support to the nonconsolidated VIEs in exchange for preferred equity as well as other financial instruments that give us the ability to commit additional capital overtime. Financial support provided to the nonconsolidated VIEs is used to continue to finance their operations. We have no explicit or implicit arrangements to provide additional financial support to the VIEs and we have no liabilities to the VIEs as of December 31, 2022 and December 31, 2021.

Note 10 - Other Long-Term Assets

Other long-term assets consisted of the following at December 31 (in thousands):

	December 31, 2022	December 31, 2021
Cash surrender value of corporate-owned life insurance policies	$4,274	$5,276
Deferred commissions (1)	93,213	54,028
Restricted cash	54	57
Operating lease assets	38,370	23,270
Deferred implementation costs (2)	3,045	3,915
Prepaid expenses, deposits and other	20,660	11,701
Total other long-term assets	$159,616	$98,247

(1)	Represents the incremental costs of obtaining contracts with customers, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contracts and amortized

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consistent with the recognition timing of the revenue for the underlying performance obligations. See Note 2 “Costs to Obtain a Contract”.
(2)	During the year ended December 31, 2021, we completed an implementation of several software-as-a-service applications supporting our internal operations. Following the implementation, we placed $4.3 million of deferred implementation costs assets related to these applications into service.

Note 11 - Accrued Liabilities

Accrued liabilities consisted of the following at December 31 (in thousands):

	December 31, 2022	December 31, 2021
Accrued salaries, benefits and bonus	$97,882	$62,425
Accrued professional, consulting and lobbying fees	3,861	7,152
Accrued warranty expense	811	2,822
Accrued income and other taxes	13,559	3,736
Accrued inventory in transit	10,548	9,945
Other accrued expenses	29,273	17,627
Accrued liabilities	$155,934	$103,707

Note 12 – Convertible Senior Notes

2027 Notes

In December 2022, we issued $690.0 million aggregate principal amount of our 0.50% Convertible Senior Notes due 2027 in a private offering, which aggregate principal amount included the exercise in full of the initial purchasers’ option to purchase up to an additional $90.0 million principal amount of the Notes. The Notes mature on December 15, 2027 and bear interest at a fixed rate of 0.500% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. The total net proceeds from the issuance of the Notes, after deducting initial purchasers' discounts and commissions and estimated debt issuance costs of $16.2 million, were approximately $673.8 million.

The Notes are our senior unsecured obligations and rank senior in right of payment to any indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

Upon conversion, the Notes will be settled in cash up to the aggregate principal amount of the Notes to be converted, and in cash, shares of our common stock or a combination thereof, at our option, in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted.

	December 31, 2022
			Initial Conversion
	Maturity	Initial Conversion	Rate per	Initial Number
	Date	Price per Share	$1,000 Par Value	of Shares
2027 Notes	December 15, 2027	$228.73	4.3720 shares	3,016,680

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Notes are convertible, in multiples of $1,000 principal amount, at the option of the holders prior to the close of business on the business day immediately preceding September 15, 2027 only under the following circumstances:

•	during any calendar quarter commencing after the calendar quarter ending on March 31, 2023 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•	during the five business day period after any ten consecutive trading day period (“the 2027 Measurement Period”) in which the trading price (as defined in the 2027 indenture governing the Notes) per $1,000 principal amount of the Notes for each trading day of the 2027 Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate in effect on each such trading day;
•	if we call any or all of the Notes for redemption, but only with respect to the Notes called (or deemed called) for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date;
•	upon the occurrence of specified corporate events as set forth within the indenture governing the Notes.

On or after September 15, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes, in integral multiples of $1,000 principal amount, at their option, regardless of the foregoing conditions.

If we undergo a fundamental change (as defined in the indenture governing the Notes), subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Notes, in principal amounts of $1,000 or a multiple thereof, at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if we issue a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their notes in connection with such corporate event or during the relevant redemption period.

We may not redeem the Notes prior to December 22, 2025. We may redeem for cash all or any portion of the Notes, at our option, on or after December 22, 2025 and prior to December 15, 2027, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the Notes.

In accounting for the Notes after adoption of ASU 2020-06, the Notes are accounted for as a single liability, and the carrying amount of the Notes is $674.0 million as of December 31, 2022, with principal of $690.0 million, net of unamortized debt issuance costs of $16.0 million. The Notes were classified as long-term liabilities as of December 31, 2022. The issuance costs related to the Notes are being amortized to interest expense over the contractual term of the Notes at an effective interest rate of 0.99%.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The net carrying amount of the Notes was as follows (in thousands):

	December 31, 2022	December 31, 2021
Principal	$690,000	$—
Unamortized debt issuance costs	(16,033)	—
Convertible notes carrying amount, net	$673,967	$—

The total fair value of the Notes was $687.3 million as of December 31, 2022. The fair value was determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at December 31, 2022 to be a Level 2 measurement as they are not publicly traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.

There have been no changes to the initial conversion price of the Notes since issuance.

Interest expense related to the Notes was as follows (in thousands):

	December 31, 2022	December 31, 2021
Contractual interest expense	$211	$—
Amortization of debt issuance costs	198	—
Total interest expense	$409	$—

Note Hedge

To reduce the impact of potential economic dilution upon conversion of the Notes, we entered into a convertible note hedge transaction (the “Note Hedge” or “2027 Note Hedge”) with certain investment banks, with respect to our common stock, concurrently with the issuance of the 2027 Notes.

	Purchase Price	Shares Purchased
2027 Note Hedge	$194,994	3,016,680

The Note Hedge covers shares of our common stock at a strike price per share that corresponds to the initial conversion price of the respective Notes, subject to adjustment, and are exercisable upon conversion of the Notes. If exercised, we may elect to receive cash, shares of our common stock, or a combination of cash and shares. We have accounted for the aggregate amount of purchase price for the Note Hedge as a reduction to additional paid-in capital. The Note Hedge will expire upon the maturity of the Notes. The Note Hedge is intended to reduce the potential economic dilution upon conversion of the Notes in the event that the fair value per share of our common stock at the time of exercise is greater than the conversion price of the Notes. The Note Hedge is a separate transaction and is not part of the terms of the Notes. Holders of the Notes do not have any rights with respect to the Note Hedge. The Note Hedge does not impact earnings per share, as it was entered into to offset any dilution from the Notes. As of December 31, 2022, 3,016,680 shares remain subject to the Note Hedge.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note Warrants

	Proceeds	Shares	Strike Price	First Expiration
2027 Warrants	$124,269	3,016,680	$338.86	March 15, 2028

Separately, we entered into warrant transactions with certain investment banks, whereby we sold warrants to acquire, subject to adjustment, the number of shares of our common stock shown in the table above. If the average market value per share of our common stock, on each expiration date exceeds the strike price of the Warrants expiring on that day, such Warrants would have a dilutive effect on our earnings per share to the extent we report net income. According to the terms of the Warrants, the Warrants will be automatically exercised over a 60-trading day period beginning on the first expiration date as set forth above.

Note 13 - Commitments and Contingencies

Data Storage Commitment

In June 2022, we entered into a purchase agreement for cloud hosting with a six year term beginning July 1, 2022. The purchase agreement includes a total commitment of $425.0 million. Storage fees under this agreement were $23.8 million for the year ended December 31, 2022. The remaining purchase commitment at December 31, 2022 was $401.2 million.

Purchase Commitments

We routinely enter into cancelable and non-cancelable purchase orders with many of our key vendors. Based on the strategic relationships with many of these vendors, our ability to cancel these purchase orders and maintain a favorable relationship would be limited. As of December 31, 2022, we had approximately $499.7 million of open purchase orders and $415.4 million of other purchase obligations, inclusive of the data storage commitment noted above.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Based on our assessment of outstanding litigation and claims as of December 31, 2022, we have determined that it is not reasonably possible that these losses, if any, from these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements

Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At December 31, 2022, we had outstanding letters of credit issued under our credit facility of $7.0 million that are expected to expire throughout 2023 and 2024. Additionally, we had $18.0 million of outstanding surety bonds at December 31, 2022, with $7.5 million expiring in 2023 and the remaining $10.5 million expiring in 2024.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14 - Income Taxes

Income (loss) before provision (benefit) for income taxes included the following components for the years ended December 31 (in thousands):

	2022	2021	2020
United States	$191,631	$(146,995)	$(11,529)
Foreign	4,887	5,620	5,238
Total	$196,518	$(141,375)	$(6,291)

Significant components of the provision (benefit) for income taxes were as follows for the years ended December 31 (in thousands):

	2022	2021	2020
Current:
Federal	$10,804	$(331)	$5,277
State	10,118	85	3,886
Foreign	2,892	(60)	1,943
Total current	23,814	(306)	11,106
Deferred:
Federal	26,238	(65,557)	(10,175)
State	(2,002)	(15,266)	(3,111)
Foreign	(2,146)	478	(3,131)
Total deferred	22,090	(80,345)	(16,417)
Tax impact of unrecorded tax benefits liability	3,475	(706)	744
Provision for income taxes (Income tax benefit)	$49,379	$(81,357)	$(4,567)

A reconciliation of our effective income tax rate to the federal statutory rate follows for the years ended December 31 (in thousands):

	2022	2021	2020
Federal income tax at the statutory rate	$41,283	$(29,691)	$(1,321)
State income taxes, net of federal benefit	7,928	(12,717)	935
Difference between statutory and foreign tax rates	(428)	(155)	(86)
Other permanent differences (1)	1,771	1,842	794
Foreign derived intangible income deduction	(2,597)	—	(902)
Executive compensation limitation	5,784	180,509	15,463
R&D credits	(13,340)	(34,376)	(10,246)
Return to provision adjustment	(757)	204	(1,078)
Change in liability for unrecognized tax benefits	3,215	10,188	987
Excess stock-based compensation benefit	(4,616)	(205,483)	(9,002)
Change in valuation allowance	10,216	8,961	163
Tax effects of intercompany transactions	(417)	96	(389)
Other	1,337	(735)	115
Provision for income taxes (Income tax benefit)	$49,379	$(81,357)	$(4,567)
Effective tax rate	25.1%	57.5%	72.6%
(1)	Other permanent differences include certain expenses that are not deductible for tax purposes including meals and entertainment, lobbying fees, and taxable income as a result of global intangible low-tax income ("GILTI").

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of our deferred income tax assets and liabilities are as follows at December 31 (in thousands):

	2022	2021
Deferred income tax assets:
Net operating loss carryforward	$4,874	$68,353
Deferred revenue	47,586	27,031
Deferred compensation	1,575	1,414
Lease liability	9,973	5,886
Inventory reserve	1,279	684
Stock based compensation	15,374	10,913
Amortization	2,820	2,672
R&D tax credit carryforward	12,826	29,249
Reserves, accruals, and other	17,732	14,717
R&D capitalization, net	46,122	—
Convertible debt, net	48,378	—
Total deferred income tax assets	208,539	160,919
Deferred income tax liabilities:
Customer contract asset	(552)	(1,104)
Right of use asset	(8,748)	(5,008)
Depreciation	(10,272)	(8,938)
Strategic investments	(4,615)	(2,653)
Prepaid expenses	(1,119)	(594)
Other	—	(72)
Total deferred income tax liabilities	(25,306)	(18,369)
Net deferred income tax assets before valuation allowance	183,233	142,550
Valuation allowance	(26,368)	(16,168)
Net deferred income tax assets	$156,865	$126,382

We have $89.5 million of state net operating losses (“NOLs”) which will expire at various dates between 2026 and 2041 or carry forward indefinitely. We have $4.4 million of federal R&D credits, which expire between 2034 and 2041, and $0.1 million of which is subject to limitation under IRC Section 382. We have $21.6 million of state R&D credits carrying forward, which expire at various dates between 2023 and 2037, or carry forward indefinitely. In the U.K., we have $4.1 million of NOLs which may be carried forward indefinitely.

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

As of December 31, 2022, management continues to believe the positive evidence from projected future earnings outweighs the negative evidence and a valuation allowance is only needed on specific deferred tax assets.  We have concluded that a valuation allowance is necessary against unrealized investment losses as well as transaction costs incurred in connection with certain investments. Additionally, we do have Arizona R&D tax credits expiring unutilized each year; therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized, and a valuation allowance has been recorded against this net asset.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In Australia, we have determined that sufficient deferred tax liabilities will reverse in order to realize all assets except one long-lived intangible asset where there is not an expectation that the asset may be realized. Therefore, we continue to have a partial valuation allowance for Australia.

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

We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal and state income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $21.5 million as of December 31, 2022. Should the unrecognized benefit of $21.5 million be recognized, our effective tax rate would be favorably impacted.

The following table presents a roll forward of our liability for unrecognized tax benefits, exclusive of accrued interest, as of December 31 (in thousands):

	2022	2021	2020
Balance, beginning of period	$18,249	$7,657	$6,861
Increase (decrease) in previous year tax positions	232	22	(34)
Increase in current year tax positions	3,343	11,416	950
Decrease due to lapse of statutes of limitations	(332)	(846)	(120)
Balance, end of period	$21,492	$18,249	$7,657

Federal income tax returns for 2019 through 2021 remain open to examination by the U.S. Internal Revenue Service (the “IRS”), while state and local income tax returns for 2018 through 2021 also generally remain open to examination by state taxing authorities. The 2008 through 2017 state and local income tax returns are only open to the extent that net operating loss or other tax attributes carrying forward from those years were utilized in 2018 through 2021. The foreign tax returns for 2018 through 2021 also generally remain open to examination, although some foreign statutes can audit returns up to ten years.

We recognize interest and penalties related to unrecognized tax benefits within the provision (benefit) for income tax expense line in the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2022, and 2021, we had accrued interest of $0.3 million and $0.2 million, respectively.

Note 15 - Line of Credit

In December 2022, we entered into a Credit Agreement that provides for a senior unsecured multi-currency revolving credit facility in an aggregate principal amount of up to $200.0 million, $30.0 million of which is available for the issuance of letters of credit. The credit agreement will mature on the earlier of December 15, 2027 or the date that is six months prior to the stated maturity date of the 0.50% convertible senior notes due 2027 unless such Notes have been redeemed, repurchased, converted or defeased in full. Additionally, the credit agreement has an accordion feature which allows for an increase in the total line of credit up to $300.0 million, subject to each lender’s sole discretion.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2022, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of December 31, 2022, we had letters of credit outstanding of approximately $7.0 million under the facility and available borrowing of $193.0 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at Term SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio.

We are required to comply with a net leverage ratio, defined as consolidated total indebtedness to EBITDA, of no greater than 3.50 to 1.00 based upon a trailing four fiscal quarter period. At December 31, 2022, our leverage ratio was 0.97 to 1.00. Additionally, we must comply with a consolidated interest coverage ratio, defined as EBITDA to consolidated interest expense, of no less than 3.50 to 1.00 based upon a trailing four fiscal quarter end. We are compliant with the consolidated interest coverage ratio, which is not meaningful for the year ended December 31, 2022.

Note 16 - Stockholders’ Equity

Common Stock and Preferred Stock

We have authorized the issuance of two classes of stock designated as “common stock” and “preferred stock,” each having a par value of $0.00001 per share. We are authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.

Stock-based Compensation Plans

We have historically utilized stock-based compensation, consisting of RSUs and stock options, for key employees and non-employee directors as a means of attracting and retaining talented personnel. Service-based grants generally have a vesting period of 1 to 5 years and a contractual maturity of ten years. Performance-based grants generally have vesting periods ranging from 1 to 10 years and a contractual maturity of ten years.

In May 2022, our shareholders approved the Axon Enterprise, Inc. 2022 Stock Incentive Plan (the “2022 Plan”) authorizing an additional 2.5 million shares, plus remaining available shares under prior plans, for issuance under the new plan. Combined with the 2019 Plan and other legacy stock incentive plans, there are 2.7 million shares available for grant as of December 31, 2022.

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The first ten market capitalization goals have been achieved as of December 31, 2022. As of December 31, 2022, 5.3 million stock options have been certified by the Compensation Committee and vested. The eleventh market capitalization goal has not yet been attained, though the related operational goal has been achieved as of December 31, 2022. As twelve operational goals have been achieved or are considered probable of achievement, we recorded stock-based compensation expense of $243.9 million related to the CEO Performance Award from the grant date through December 31, 2022. The number of stock options that would vest related to the remaining unvested tranches is approximately 1.1 million shares. As of December 31, 2022, we had $2.1 million of total unrecognized stock-based

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

compensation expense for the performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 0.2 years.

eXponential Stock Performance Plan

On February 12, 2019, our shareholders approved the 2019 Stock Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our eXponential Stock Performance Plan (“XSPP”) and grants of eXponential Stock Units (“XSUs”) under the plan. Initial awards under the plan were granted in January 2019, with additional employee awards granted since that date. During the year ended December 31, 2022 we granted an additional seventy-four thousand XSUs.

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

The market capitalization and operational goals are identical to the CEO Performance Award, but a different number of shares is used to calculate the market capitalization goals if shares outstanding exceed the XSU Maximum. Additionally, because the grant date is different than that of the CEO Performance Award, the measurement period for market capitalization is not identical. As of December 31, 2022, actual shares outstanding exceeded the XSU Maximum. Accordingly, market capitalization as calculated for the purposes of achieving additional XSPP market capitalization goals uses the lower XSU Maximum share amount rather than actual shares outstanding.

The first nine market capitalization goals have been achieved as of December 31, 2022. The tenth and eleventh market capitalization goals have not yet been attained, though the related operational goals have been achieved as of December 31, 2022. The first XSU tranche vested in March 2021, the second and third tranches vested in May 2021, five tranches vested in September 2021, and one tranche vested in December 2021. As all twelve operational goals have been achieved or are considered probable of achievement, we recorded stock-based compensation expense of $186.2 million related to the XSU awards from their respective grant dates through December 31, 2022. The number of XSU awards that would vest related to the remaining three tranches is approximately 1.2 million shares. As of December 31, 2022, we had

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$14.7 million of total unrecognized stock-based compensation expense, which will be recognized over a weighted-average period of 1.2 years.

Restricted Stock Units

The following table summarizes RSU activity for the years ended December 31 (number of units and aggregate intrinsic value in thousands):

	2022		2021		2020
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant-Date	of	Grant-Date	of	Grant-Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Units outstanding, beginning of year	1,115	$133.40	1,107	$76.10	1,249	$45.47
Granted	1,142	143.03	686	165.67	577	100.76
Released	(541)	117.49	(554)	66.23	(598)	40.68
Forfeited	(151)	138.99	(124)	100.64	(121)	52.40
Units outstanding, end of year	1,565	145.48	1,115	133.40	1,107	76.10
Aggregate intrinsic value at year end	$259,729

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $165.93 per share on December 30, 2022, multiplied by the number of RSUs outstanding. The fair value as of the respective vesting dates of RSUs that vested during the year was $84.9 million, $96.4 million, and $56.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Certain RSUs that vested in the year ended December 31, 2022 were net-share settled, such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to RSUs during 2022 were eleven thousand and had a value of approximately $1.6 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

As of December 31, 2022, we had $192.7 million of total unrecognized stock-based compensation expense related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.32 years. RSUs are released when vesting requirements are met.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Performance Stock Units

The following table summarizes PSU activity, inclusive of XSUs, for the years ended December 31 (number of units and aggregate intrinsic value in thousands):

	2022		2021		2020
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant-Date	of	Grant-Date	of	Grant-Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Units outstanding, beginning of year	1,499	$39.86	5,618	$35.71	6,033	$34.47
Granted	158	106.57	309	77.53	417	58.11
Released	(78)	107.58	(4,345)	37.16	(184)	27.79
Forfeited	(210)	41.62	(83)	40.91	(648)	40.83
Units outstanding, end of year	1,369	43.43	1,499	39.86	5,618	35.71
Aggregate intrinsic value at year end	$227,125

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $165.93 per share, multiplied by the number of PSUs outstanding. As of December 31, 2022, there was $19.2 million in total unrecognized stock-based compensation expense related to PSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the PSUs over a weighted average period of 1.17 years. PSUs are released when vesting requirements are met.

As of December 31, 2022, the performance criteria had been met for approximately twenty thousand of the 1.4 million PSUs outstanding.

Certain PSUs that vested in the year ended December 31, 2022 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to PSUs were approximately twenty-six thousand and had a value of $3.3 million on their respective vesting dates as determined by the closing stock price on such dates.  Payments for the employees’ tax obligations are reflected as a financing activity within the consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital. Payments for the employees’ tax obligations are reflected as a financing activity within the consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Stock Option Activity

The following table summarizes stock option activity for the years ended December 31 (number of options in thousands):

	2022		2021		2020
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding, beginning of year	2,438	$28.58	6,366	$28.58	6,431	$28.34
Granted	—	—	—	—	—	—
Exercised	—	—	(3,928)	28.58	(65)	4.52
Expired / terminated	—	—	—	—	—	—
Options outstanding, end of year	2,438	28.58	2,438	28.58	6,366	28.58
Options exercisable, end of year	1,377	28.58	1,377	28.58	530	28.58

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We did not grant any stock options in 2022, 2021 or 2020. No options were exercised in the year ending December 31, 2022. The total intrinsic value of options exercised was $571.4 million and $5.1 million for the years ended December 31, 2021 and 2020, respectively. The intrinsic value for options exercised was calculated as the difference between the exercise price of the underlying stock option awards and the market price of our common stock on the date of exercise.

The following table summarizes information about stock options that were fully vested or expected to vest as of December 31, 2022 (number of options in thousands):

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average	Weighted		Average
	Number of	Average	Remaining	Number of	Average	Remaining
Range of	Options	Exercise	Contractual	Options	Exercise	Contractual
Exercise Price	Outstanding	Price	Life (Years)	Exercisable	Price	Life (Years)
$28.58	1,377	$28.58	5.16	1,377	$28.58	5.16

The aggregate intrinsic value of options exercisable at December 31, 2022 was $189.1 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $165.93 on December 30, 2022.

At December 31, 2022, we had 1.1 million unvested options outstanding with a weighted average exercise price of $28.58 per share, weighted average grant-date fair value of $35.80 per share and weighted average remaining contractual life of 5.16 years. The aggregate intrinsic value of unvested options at December 31, 2022 was $145.7 million.

Stock-based Compensation Expense

We account for stock-based compensation using the fair-value method. Reported stock-based compensation expense was classified as follows for the years ended December 31 (in thousands):

	2022	2021	2020
Cost of product and service sales	$4,607	$5,844	$3,464
Sales, general and administrative expenses	51,301	238,813	103,860
Research and development expenses	50,268	58,674	26,248
Total stock-based compensation expense	$106,176	$303,331	$133,572
Income tax benefit	$25,154	$30,586	$29,329

Stock Inducement Plan

In September 2022, our Board of Directors adopted the Axon Enterprise, Inc. 2022 Stock Inducement Plan (the “2022 Inducement Plan”) pursuant to which we reserved 250,000 shares of common stock for issuance under the Inducement Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employed by us (or following such individuals’ bona fide periods of non-employment by us), as an inducement material to the individuals’ entry into employment with us. The terms and conditions of the 2022 Inducement Plan are substantially similar to our 2019 Stock Inducement Plan. There are approximately 0.1 million shares available for grant as of December 31, 2022.

At-the-Market equity offering

During the year ended December 31, 2021, we sold 577,956 shares of our common stock under our "at-the-market" equity offering program (the “ATM”). We generated approximately $107.6 million in aggregate gross proceeds from sales under the ATM.  Aggregate net proceeds from the ATM were $105.4 million after deducting related expenses, including

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

commissions to the sales agent of $1.6 million and issuance costs of $0.5 million. During the year ending December 31, 2022, no shares were sold under the ATM.

We may sell up to a total of 3.0 million shares of our common stock under the ATM, of which approximately 2.4 are remaining. The ATM expires on April 20, 2024. We intend to use the net proceeds from the ATM for general corporate purposes, which may include, among other things, providing capital to satisfy a portion of the tax obligations related to the vesting and settlement of stock compensation awards granted to our executive officers and other employees under our stock incentive plans, to support our growth, and to acquire or invest in product lines, products, services, technologies or facilities.

Stock Repurchase Plan

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. As of December 31, 2022 and 2021, $16.3 million remained available under the plan for future purchases.

Note 17 – Accumulated Other Comprehensive Income (loss)

The following table reflects the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Gains (Losses)
	on Available-for-Sale	Foreign Currency
	Investments	Translation	Total
Balance, December 31, 2019	$—	$(1,096)	$(1,096)
Other comprehensive income	—	1,237	1,237
Balance, December 31, 2020	$—	$141	$141
Other comprehensive loss	(207)	(1,251)	(1,458)
Balance, December 31, 2021	$(207)	$(1,110)	$(1,317)
Other comprehensive loss	(1,044)	(4,818)	(5,862)
Balance, December 31, 2022	$(1,251)	$(5,928)	$(7,179)

Note 18 - Leases

Lease Obligations

We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Additionally, we use the portfolio approach in determining the discount rate used to present value lease payments. We give consideration to our convertible notes, line of credit, macroeconomic factors as well as publicly available data for instruments with similar characteristics when estimating our incremental borrowing rates. The ROU asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives.

We have operating leases for office space and logistical functions. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For leases beginning on or after January 1, 2019, we account for lease components separately from non-lease components for all asset classes.

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our leases have remaining terms of less than 1 to approximately 11 years, some of which include one or more options to renew for up to 5 years, and some of which include options to terminate the leases within 1 year. The exercise of lease renewal options is at our sole discretion and such options are included in ROU assets and liabilities for renewal periods that are reasonably certain of exercise. Certain of our lease agreements include stated rental payment escalations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We had no finance leases as of December 31, 2022.

Leases (in thousands)	Classification	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Other assets	$38,370	$23,270
Liabilities
Current
Operating	Other current liabilities	$6,357	$6,540
Noncurrent
Operating	Other long-term liabilities	37,143	20,440
Total lease liabilities		$43,500	$26,980

The components of operating lease expense were as follows for the years ended December 31 (in thousands):

	Classification	2022	2021	2020
Operating lease expense	Sales, general and administrative expenses (1)	$4,388	$3,820	$3,762
	Research and development expense	4,315	3,675	2,995
	Total operating lease expense (2)	8,703	7,495	6,757

Sublease income	Other income	—	—	(55)
Net lease expense		$8,703	$7,495	$6,702
(1)	An immaterial portion of operating lease expense is included within cost of sales.
(2)	Includes short-term leases, which are immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Twelve Months Ended		Twelve Months Ended
	December 31, 2022		December 31, 2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,216		$7,506
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	21,815		6,726
Weighted average remaining lease term:
Operating leases	7.2	years	4.2	years
Weighted average discount rate:
Operating leases	5.44%		2.73%

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows (in thousands):

Operating
2023	8,448
2024	8,936
2025	8,990
2026	5,374
2027	3,566
Thereafter	20,579
Total minimum lease payments	55,893
Less: Amount representing interest	(12,393)
Present value of lease payments	$43,500

As of December 31, 2022, we do not have any leases that have not yet commenced that create significant rights and obligations for us.

Note 19 - Employee Benefit Plans

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

Our matching contributions for all defined contribution plans for the years ended December 31, 2022, 2021 and 2020, were approximately $10.9 million, $7.4 million and $5.6 million, respectively.

Note 20 - Segment Data

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

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information relative to our reportable segments was as follows (in thousands):

	For the year ended December 31, 2022
		Software and
	TASER	Sensors	Total
Net sales from products	$511,010	$290,378	$801,388
Net sales from services	20,556	367,991	388,547
Net sales	531,566	658,369	1,189,935
Cost of product sales	194,957	168,262	363,219
Cost of service sales	—	98,078	98,078
Cost of sales	194,957	266,340	461,297
Gross margin	$336,609	$392,029	$728,638

Research and development	$51,607	$182,203	$233,810

	For the year ended December 31, 2021
		Software and
	TASER	Sensors	Total
Net sales from products	$426,916	$181,609	$608,525
Net sales from services	10,011	244,845	254,856
Net sales	436,927	426,454	863,381
Cost of product sales	149,739	110,359	260,098
Cost of service sales	145	62,228	62,373
Cost of sales	149,884	172,587	322,471
Gross margin	$287,043	$253,867	$540,910

Research and development	$46,136	$147,890	$194,026

	For the year ended December 31, 2020
		Software and
	TASER	Sensors	Total
Net sales from products	$362,649	$137,601	$500,250
Net sales from services	3,903	176,850	180,753
Net sales	366,552	314,451	681,003
Cost of product sales	136,925	87,206	224,131
Cost of service sales	—	40,541	40,541
Cost of sales	136,925	127,747	264,672
Gross margin	$229,627	$186,704	$416,331

Research and development	$15,380	$107,815	$123,195

AXON ENTERPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 21 - Supplemental Disclosure to Cash Flows

Supplemental non-cash and other cash flow information were as follows as of and for the years ended December 31 (in thousands):

	2022	2021	2020
Supplemental disclosures:
Cash and cash equivalents	$353,684	$356,332	$155,440
Restricted cash	$1,868	$106	$111
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$355,552	$356,438	$155,551

Cash paid for income taxes, net of refunds	$10,508	$5,108	$10,893

Non-cash transactions:
Property and equipment purchases in accounts payable	$1,056	$1,994	878
Non-cash purchase consideration related to business combinations	—	3,920	—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Axon Enterprise, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Axon Enterprise, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2023 expressed an adverse opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Bundled Arrangements with Multiple Performance Obligations

As described further in Notes 1 and 2 to the financial statements, the Company derives revenue from two primary sources: the sale of physical products (including conducted energy devices (CEDs), cameras, corresponding hardware extended warranties, and related accessories), and subscriptions to the Axon Evidence digital evidence management software-as-a-service. To a lesser extent, the Company also recognizes revenue related to training, professional services and other software services. Many of the Company’s products are sold on a standalone basis; however, the Company also bundles its hardware product and service performance obligations and sells them to customers as part of a single transaction.

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

The principal consideration for our determination that these revenue recognition matters are a critical audit matter is that significant judgment is exercised by the Company in determining revenue recognition for contracts with multiple performance obligations, and includes the following:

•	Judgment in modification assessment and conclusions resulting from amendments to existing contracts.
•	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized (e.g., substantive termination penalties).
•	Identification of all promises in the contract and whether such promises are limited to distinct explicit goods or services or whether they may be implied.
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

February 28, 2023

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2022 our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

During the year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Specifically, during the year ended December 31, 2022, we identified a material weakness in our internal controls stemming from control deficiencies with respect to the risks of understatement of software and services revenue and overstatement of deferred revenue. This material weakness in internal control over financial reporting resulted from a failure to effectively manage the migration of triggering events for certain software and services performance obligations during the quote-to-cash phase of the implementation of our Enterprise Resource Planning (“ERP”) and related systems in 2021.  Additionally, there were limited instances of invoicing errors resulting from ineffective change management of the quote-to-cash systems implementation.  The manual business processes for tracking open software and services performance obligations and for monitoring billing events were not sufficiently robust to prevent the errors. The related business processes and account reconciliation detective controls were not designed to operate with a sufficient degree of precision to identify these errors on a timely basis.  These deficiencies resulted in immaterial understatements of revenue that accumulated over time and were corrected in the fourth quarter of 2022 as disclosed in Note 1 of the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Grant Thornton LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Remediation Plan

To remediate the material weakness described above, we are designing and implementing new business processes and automation of integrations between our systems as well as enhancing our reconciliation controls and monitoring procedures to properly ensure transactions are identified and recorded timely and accurately.

We are in the process of documenting, assessing and testing the necessary changes in our internal control over financial reporting as part of our efforts to comply with Section 404 of the Sarbanes-Oxley Act.

The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2023.

Changes in Internal Control over Financial Reporting

Except for the changes noted above, there have been no other changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Axon Enterprise, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Axon Enterprise, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness resulting from a failure to effectively manage the migration of triggering events for certain software and services performance obligations and invoicing errors during the quote-to-cash cycle. The related business processes and account reconciliation detective controls were not designed to operate with a sufficient degree of precision to identify these errors on a timely basis.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated February 28, 2023 which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 28, 2023

Item 9B.    Other Information

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), which proxy statement we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

Item 11.   Executive Compensation

The information required to be disclosed by this item is incorporated herein by reference to our 2023 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

A description of our equity compensation plans approved by our stockholders is included in Note 16 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The following table provides details of our equity compensation plans at December 31, 2022:

	Number of	Weighted	Number of Securities
	Securities to be	Average	Remaining Available for
	Issued upon	Exercise Price	Future Issuance Under Equity
	Exercise of Outstanding	of Outstanding Options,	Compensation Plans (Excluding Securities
	Options, Warrants and Rights	Warrants and Rights	Reflected
Plan Category	(a)	(b) (1)	in Column (a)) (c)
Equity compensation plans approved by security holders	5,096,956	$28.58	2,749,539
Equity compensation plans not approved by security holders(2)	275,095		112,505
Total	5,372,051	$—	2,862,044
(1)	The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs which have no exercise price.
(2)	In September 2022, our Board of Directors adopted the Axon Enterprise, Inc. 2022 Stock Inducement Plan (the “2022 Inducement Plan”) pursuant to which we reserved 250,000 shares of common stock for issuance under the Inducement Plan. In September 2019, our Board of Directors adopted the Axon Enterprise, Inc. 2019 Stock Inducement Plan (the “2019 Inducement Plan”) pursuant to which we reserved 500,000 shares of common stock for issuance under the Inducement Plan. The 2022 and 2019 Inducement Plans were adopted without stockholder approval pursuant to Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules. The Inducement Plans provides for the grant of equity-based awards, including restricted stock units, restricted stock, performance shares and performance units, and its terms are substantially similar to our stockholder-approved 2022 Plan and 2019 Plan, respectively. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company.

All other information required to be disclosed by this item is incorporated herein by reference to our 2023 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is incorporated herein by reference to our 2023 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required to be disclosed by this item is incorporated herein by reference to our 2023 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
1.	Consolidated financial statements: All consolidated financial statements as set forth under Part II, Item 8 of this report.
2.	Supplementary Financial Statement Schedules: Supplementary schedules have not been included because they are not applicable or because the information is included elsewhere in this report.
3.	Exhibits:
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed August 9, 2022)
3.2	Bylaws, as amended and restated (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed August 9, 2022)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))
4.2	Description of securities of Axon Enterprise, Inc. registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K, filed February 28, 2020)
4.3

Indenture, dated as of December 9, 2022, between Axon Enterprise, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed December 9, 2022)

4.4	Form of 0.50% Convertible Senior Note due 2027 (incorporated by reference to Exhibit A in Exhibit 4.1 to the Current Report on Form 8-K, filed December 9, 2022)
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

10.3+	TASER International, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on July 12, 2013)
10.4+	2016 Stock Incentive Plan (incorporated by reference to Annex B of 2016 Proxy Statement, filed on April 15, 2016)
10.5+	Axon Enterprise, Inc. 2018 Stock Incentive Plan (incorporated by reference to Annex B of the Company’s Proxy Statement, filed on April 13, 2018)

Exhibit Number	Description
10.6+	CEO Performance Award (incorporated by reference to Annex A of the Company’s Proxy Statement, filed on April 13, 2018)
10.7+	Axon Enterprise, Inc. 2019 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Proxy Statement, filed on December 31, 2018)
10.8+	Axon Enterprise, Inc. 2019 Stock Incentive Plan Exponential Stock Unit Grant Notice (incorporated by reference to Annex B of the Company’s Proxy Statement, filed on December 31, 2018)
10.9+	Executive Employment Agreement by and between Axon Enterprise, Inc. and Luke S. Larson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 4, 2019)
10.10+	Executive Employment Agreement by and between Axon Enterprise, Inc. and Joshua M. Isner (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed June 4, 2019)
10.11+

Executive Employment Agreement by and between Axon Enterprise, Inc. and Jeffrey C. Kunins, dated September 23, 2019 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K, filed February 28, 2020)

10.12+	Axon Enterprise, Inc. 2019 Stock Inducement Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8, filed September 23, 2019)
10.13+	Auction Statement from the Company to the Arizona State Land Department (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed November 6, 2020)
10.14±

Construction Management Agreement, dated February 23, 2022, by and between Axon Enterprise, Inc. and Okland Construction Company, Inc. (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K, filed February 24, 2022)

10.15+	Executive Employment Agreement by and between Axon Enterprise, Inc. and James C. Zito (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed August 9, 2022)
10.16+	Axon Enterprise, Inc. 2022 Stock Incentive Plan (incorporated by reference to Annex B of the Company’s Proxy Statement, filed April 8, 2022)
10.17+	Axon Enterprise, Inc. 2022 Stock Inducement Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8, filed September 23, 2022)
10.18+	Executive Employment Agreement by and between Axon Enterprise, Inc. and Brittany Bagley (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed November 9, 2022)
10.19	Form of Convertible Note Hedge Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed December 9, 2022)
10.20	Form of Warrant Confirmation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed December 9, 2022)
10.21*	Credit Agreement, dated December 15, 2022, by and between Axon Enterprise, Inc. and JPMorgan Chase Bank, N.A.
21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton, LLP, independent registered public accounting firm
24.1*	Powers of attorney (see signature page)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company’s Annual Report for the year ended December 31, 2022, formatted in Inline XBRL

+	Management contract or compensatory plan or arrangement

*	Filed herewith
**	Furnished herewith
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

AXON ENTERPRISE, INC.

Date: February 28, 2023
	By:	/s/ PATRICK W. SMITH
Chief Executive Officer, Director
(Principal Executive Officer)

Date: February 28, 2023	By:	/s/ BRITTANY BAGLEY
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

Signature	Title	Date

Chief Executive Officer, Director
/s/ PATRICK W. SMITH	(Principal Executive Officer)	February 28, 2023
Patrick W. Smith

Chief Financial Officer and Chief Business Officer
/s/ BRITTANY BAGLEY	(Principal Financial and Accounting Officer)	February 28, 2023
Brittany Bagley

/s/ ADRIANE M. BROWN	Director	February 28, 2023
Adriane M. Brown

/s/ JULIE A. CULLIVAN	Director	February 28, 2023
Julie A. Cullivan

/s/ MICHAEL GARNREITER	Director	February 28, 2023
Michael Garnreiter

/s/ CAITLIN E. KALINOWSKI	Director	February 28, 2023
Caitlin E. Kalinowski

/s/ MARK W. KROLL	Director	February 28, 2023
Mark W. Kroll

/s/ MATTHEW R. MCBRADY	Director	February 28, 2023
Matthew R. McBrady

/s/ HADI PARTOVI	Director	February 28, 2023
Hadi Partovi