Form 10-Q
period 2023-03-31
AXON ENTERPRISE, INC.
filed 2023-05-09
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023 or
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

The number of shares of the registrant’s common stock outstanding as of May 5, 2023 was 73,885,305.

AXON ENTERPRISE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

Special Note Regarding Forward-Looking Statements

This Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed products and services and related development efforts and activities; expectations about the market for our current and future products and services; the impact of pending litigation; strategies and trends relating to subscription plan programs and revenues; our anticipation that contracts with governmental customers will be fulfilled; strategies and trends, including the amounts and benefits of, research and development investments; the sufficiency of our liquidity and financial resources; expectations about customer behavior; the impact on our investment portfolio of changes in interest rates; our potential use of foreign currency forward and option contracts; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements of management’s strategies, goals and objectives and other similar expressions; as well as the ultimate resolution of financial statement items requiring critical accounting estimates, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. The following important factors could cause actual results to differ materially from those in the forward-looking statements: our exposure to cancellations of government contracts due to appropriation clauses, exercise of a cancellation clause, or non-exercise of contractually optional periods; the ability of law enforcement agencies to obtain funding, including based on tax revenues; our ability to design, introduce and sell new products or features; our ability to defend against litigation and protect our intellectual property, and the resulting costs of this activity; our ability to win bids through the open bidding process for governmental agencies; our ability to manage our supply chain and avoid production delays, shortages, and impacts to expected gross margins; the impacts of inflation, macroeconomic conditions and global events; the impact of stock-based compensation expense, impairment expense, and income tax expense on our financial results; customer purchase behavior, including adoption of our software as a service delivery model; negative media publicity or sentiment regarding our products; the impact of product mix on projected gross margins; defects in, or misuse of, our products; changes in the costs of product components and labor; loss of customer data, a breach of security, or an extended outage, including by our third party cloud-based storage providers; exposure to international operational risks; delayed cash collections and possible credit losses due to our subscription model; changes in government regulations in the U.S. and in foreign markets, especially related to the classification of our products by the United States Bureau of Alcohol, Tobacco, Firearms and Explosives; our ability to integrate acquired businesses; our ability to attract and retain key personnel; litigation or inquiries and related time and costs; and counter-party risks relating to cash balances held in excess of FDIC insurance limits. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. The following Report lists various important factors that could cause actual results to differ materially from expected and historical results. These factors are intended as cautionary statements for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in the Report below, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the SEC. Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AXON ENTERPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$263,414	$353,684
Marketable securities	54,810	39,240
Short-term investments	775,129	581,769
Accounts and notes receivable, net of allowance of $2,029 and $2,176 as of March 31, 2023 and December 31, 2022, respectively	379,887	358,190
Contract assets, net	216,869	196,902
Inventory	220,268	202,471
Prepaid expenses and other current assets	142,319	73,022
Total current assets	2,052,696	1,805,278
Property and equipment, net	172,674	169,843
Deferred tax assets, net	171,122	156,866
Intangible assets, net	11,270	12,158
Goodwill	44,982	44,983
Long-term investments	31,116	156,207
Long-term notes receivable, net	4,467	5,210
Long-term contract assets, net	54,886	45,170
Strategic investments	296,563	296,563
Other long-term assets	168,173	159,616
Total assets	$3,007,949	$2,851,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,988	$59,918
Accrued liabilities	120,607	155,934
Current portion of deferred revenue	408,061	360,037
Customer deposits	13,961	20,399
Other current liabilities	7,510	6,358
Total current liabilities	616,127	602,646
Deferred revenue, net of current portion	250,366	248,003
Liability for unrecognized tax benefits	16,198	10,745
Long-term deferred compensation	7,983	6,285
Deferred tax liability, net	—	1
Long-term lease liabilities	35,045	37,143
Convertible notes, net	674,724	673,967
Other long-term liabilities	4,511	4,613
Total liabilities	1,604,954	1,583,403
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 73,874,062 and 71,474,581 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	1,262,099	1,174,594
Treasury stock at cost, 20,220,227 shares as of March 31, 2023 and December 31, 2022	(155,947)	(155,947)
Retained earnings	302,161	257,022
Accumulated other comprehensive loss	(5,319)	(7,179)
Total stockholders’ equity	1,402,995	1,268,491
Total liabilities and stockholders’ equity	$3,007,949	$2,851,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Net sales from products	$219,389	$176,204
Net sales from services	123,654	80,222
Net sales	343,043	256,426
Cost of product sales	107,584	79,352
Cost of service sales	31,357	21,335
Cost of sales	138,941	100,687
Gross margin	204,102	155,739
Operating expenses:
Sales, general and administrative	116,567	90,129
Research and development	70,927	48,416
Total operating expenses	187,494	138,545
Income from operations	16,608	17,194
Interest and other income, net	25,276	55,299
Income before provision for income taxes	41,884	72,493
Provision for (benefit from) income taxes	(3,255)	17,622
Net income	$45,139	$54,871
Net income per common and common equivalent shares:
Basic	$0.62	$0.77
Diluted	$0.61	$0.76
Weighted average number of common and common equivalent shares outstanding:
Basic	72,638	70,950
Diluted	73,880	72,349
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$45,139	$54,871
Foreign currency translation adjustments	1,676	(1,072)
Unrealized gain (loss) on available-for-sale investments	184	(489)
Comprehensive income	$46,999	$53,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2022	71,474,581	$1	$1,174,594	20,220,227	$(155,947)	$257,022	$(7,179)	$1,268,491
Issuance of common stock	154,500	—	33,650	—	—	—	—	33,650
Issuance of common stock under employee plans, net	335,629	—	(34,841)	—	—	—	—	(34,841)
Stock options exercised	1,901,535		54,346	—	—	—	—	54,346
Stock-based compensation	—	—	34,350	—	—	—	—	34,350
Issuance of common stock for business combination contingent consideration	7,817	—	—	—	—	—	—	—
Net income	—	—	—	—	—	45,139	—	45,139
Other comprehensive income, net	—	—	—	—	—	—	1,860	1,860
Balance, March 31, 2023	73,874,062	$1	$1,262,099	20,220,227	$(155,947)	$302,161	$(5,319)	$1,402,995

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

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$45,139	$54,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,689	5,755
Amortization of issuance cost	756	—
Coupon interest expense	863	—
Loss on disposal and abandonment of intangible assets	10	40
Loss on disposal and impairment of property, equipment, and other assets, net	146	106
Unrealized gains on strategic investments and marketable securities, net	(15,570)	(55,851)
Stock-based compensation	34,350	25,088
Deferred income taxes	(9,660)	18,029
Unrecognized tax benefits	855	1,365
Bond amortization	(3,890)	159
Noncash lease expense	1,395	1,556
Provision for expected credit losses	28	228
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(50,431)	7,495
Inventory	(15,811)	(14,260)
Prepaid expenses and other assets	(64,348)	(7,074)
Accounts payable, accrued and other liabilities	(37,043)	(9,580)
Deferred revenue	50,199	16,037
Net cash provided by (used in) operating activities	(56,323)	43,964
Cash flows from investing activities:
Purchases of investments	(145,124)	—
Proceeds from call / maturity of investments	81,088	7,200
Purchases of property and equipment	(8,513)	(17,098)
Proceeds from disposal of property and equipment	—	87
Purchases of intangible assets	(125)	(37)
Strategic investments	—	(500)
Net cash used in investing activities	(72,674)	(10,348)
Cash flows from financing activities:
Net proceeds from equity offering	33,650	(71)
Proceeds from options exercised	39,181	—
Income and payroll tax payments for net-settled stock awards	(34,841)	(1,388)
Net cash provided by (used in) financing activities	37,990	(1,459)
Effect of exchange rate changes on cash and cash equivalents	779	(157)
Net increase (decrease) in cash and cash equivalents	(90,228)	32,000
Cash and cash equivalents and restricted cash, beginning of period	355,552	356,438
Cash and cash equivalents and restricted cash, end of period	$265,324	$388,438

Supplemental disclosures:
Cash and cash equivalents	$263,414	$386,367
Restricted cash (Note 1)	1,910	2,071
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$265,324	$388,438

Cash paid for income taxes, net of refunds	$20,936	$334

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$1,130	$888
Receivables from options exercised	$15,165	$—

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2022, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

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

Segment Information

Our operations comprise two reportable segments: the development, manufacture and sale of fully integrated hardware and cloud-based software solutions that enable law enforcement to capture, securely store, manage, share and analyze video and other digital evidence (collectively, the "Software and Sensors" segment); and the manufacture and sale of conducted electrical devices ("CEDs"), batteries, accessories, extended warranties and other products and services (collectively, the “TASER” segment). In both segments, we report sales of products and services. Service revenue in both segments includes sales related to Axon Evidence. In the Software and Sensors segment, service revenue also includes other recurring cloud-hosted software revenue and related professional services. Collectively, this revenue is sometimes referred to as "Axon Cloud revenue." Reportable segments are determined based on discrete financial information reviewed by our Chief Executive Officer who is our chief operating decision maker ("CODM"). We organize and review operations based on products and services, and currently there are no operating segments that are aggregated. We perform an analysis of our reportable segments at least annually. Additional information related to our business segments is summarized in Note 15.

Geographic Information and Major Customers / Suppliers

For the three months ended March 31, 2023, no individual country outside the U.S. represented more than 10% of total net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of our customers. For the three months ended March 31, 2023, no customer represented more than 10% of total net sales. At March 31, 2023 and December 31, 2022, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.

We currently purchase both off the shelf and custom components, including, but not limited to, finished circuit boards, injection-molded plastic components, small machined parts, custom cartridge components, electronic components, and off the shelf sub-assemblies from suppliers located in the U.S., China, Republic of Korea, Malaysia, Mexico, Sri Lanka, Taiwan, and Vietnam. We may source from other countries as well. Although we currently obtain many of these components from single source suppliers, we own the injection molded component tooling, most of the designs, and the test fixtures used in their production for all custom components. As a result, we believe we could obtain alternative suppliers in most cases. Although we have experienced supply chain disruptions relating to materials and port constraints, we have remained focused on closely managing our supply chain. We continue to bolster our strategic relationships in our supply chain, identifying secondary/alternate sourcing, adjusting build plans accordingly, and building in logistic modes in support of our increasing demand while working to minimize disruption to customers. We acquire most of our components on a purchase order basis and do not currently have significant long-term purchase contracts with most component suppliers.

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

	Three Months Ended March 31,
	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$45,139	$54,871
Denominator:
Weighted average shares outstanding	72,638	70,950
Dilutive effect of stock-based awards	1,242	1,399
Diluted weighted average shares outstanding	73,880	72,349

Net income per common share:
Basic	$0.62	$0.77
Diluted	$0.61	$0.76

Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock-based awards	1,469	2,942
2027 Notes	3,017	—
2027 Warrants	3,017	—
Total potentially dilutive securities	7,503	2,942

For additional information regarding our convertible senior notes, refer to Note 9.

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

Changes in our estimated product warranty liabilities were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$811	$2,822
Utilization of reserve	(438)	(1,434)
Warranty expense	2,928	116
Balance, end of period	$3,301	$1,504

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

We have cash equivalents and investments, which at March 31, 2023 comprised money market funds, commercial paper, corporate bonds, term deposits, U.S. Government bonds, municipal bonds, agency bonds and U.S. Treasury inflation-protected securities. Cash equivalents and investments at December 31, 2022 also included certificates of deposit and U.S. Treasury bills. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Included in the balance of other long-term assets as of March 31, 2023 and December 31, 2022 was $5.1 million and $4.3 million, respectively, related to corporate-owned life insurance policies which are used to fund our deferred compensation plan. We determine the fair value of insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.

We have an investment in marketable securities, for which changes in fair value are recorded in the condensed consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in interest and other income, net.

We have strategic investments in eight unconsolidated affiliates as of March 31, 2023. The estimated fair value of the investments was determined based on Level 3 inputs. In determining the estimated fair value of our strategic investments in privately held companies, we utilize observable data available to us as discussed further in Note 6.

We have convertible senior notes, for which the fair value is determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at March 31, 2023 to be a Level 2 measurement as they are not publicly traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.

Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the condensed consolidated balance sheet.

Restricted Cash

Restricted cash balances were $1.9 million as of March 31, 2023 and December 31, 2022, respectively. The balances were primarily related to funds held in an international bank account securing a guarantee and funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. Approximately $1.8 million was included in prepaid expenses and other assets on our condensed consolidated balance sheet, with the remainder in other long-term assets.

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

Note 2 - Revenues

Nature of Products and Services

The following tables present our revenues by primary product and service offering (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER Devices (Professional)	$67,472	$—	$67,472	$63,164	$—	$63,164
Cartridges	46,800	—	46,800	37,825	—	37,825
Axon Evidence and Cloud Services	7,201	118,314	125,515	3,017	79,939	82,956
Extended Warranties	7,670	14,085	21,755	6,679	9,061	15,740
Axon Body Cameras and Accessories	—	38,797	38,797	—	38,517	38,517
Axon Fleet Systems	—	32,972	32,972	—	13,820	13,820
Other (1) (2)	5,139	4,593	9,732	3,675	729	4,404
Total	$134,282	$208,761	$343,043	$114,360	$142,066	$256,426

(1)	TASER segment “Other” includes smaller categories, such as VR hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)	Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room and Axon Air.

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2023		2022
United States	$290,938	85%	$214,214	84%
Other countries	52,105	15	42,212	16
Total	$343,043	100%	$256,426	100%

Contract Balances

The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the three months ended March 31, 2023 (in thousands):

March 31, 2023
Contract assets, net	$271,755
Contract liabilities (deferred revenue)	658,427
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	133,707

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	March 31, 2023			December 31, 2022
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$13,333	$18,198	$31,531	$14,207	$17,618	$31,825
Software and Sensors	28,105	15,467	43,572	26,229	15,338	41,567
	41,438	33,665	75,103	40,436	32,956	73,392
Hardware:
TASER	46,575	16,896	63,471	49,361	12,640	62,001
Software and Sensors	61,554	106,398	167,952	50,426	109,227	159,653
	108,129	123,294	231,423	99,787	121,867	221,654
Services:
TASER	6,016	9,425	15,441	7,637	9,501	17,138
Software and Sensors	252,478	83,982	336,460	212,177	83,679	295,856
	258,494	93,407	351,901	219,814	93,180	312,994
Total	$408,061	$250,366	$658,427	$360,037	$248,003	$608,040

	March 31, 2023			December 31, 2022
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$65,924	$44,519	$110,443	$71,205	$39,759	$110,964
Software and Sensors	342,137	205,847	547,984	288,832	208,244	497,076
Total	$408,061	$250,366	$658,427	$360,037	$248,003	$608,040

Remaining Performance Obligations

As of March 31, 2023, we had approximately $4.8 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, as of March 31, 2023. We expect to recognize between 15% - 25% of this balance over the next twelve months, and generally expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Note 3 - Cash, Cash Equivalents and Investments

The following tables summarize our cash, cash equivalents, marketable securities, and available-for-sale investments at March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Marketable	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Securities	Investments	Investments
Cash	$213,446	$—	$—	$213,446	$213,446	$—	$—	$—

Level 1:
Money market funds	49,968	—	—	49,968	49,968	—	—	—
Agency bonds	160,615	39	(230)	160,424	—	—	154,688	5,736
Treasury bills	41,079	6	(2)	41,083	—	—	41,083	—
Marketable securities	90,000	—	(35,190)	54,810	—	54,810	—	—
Subtotal	341,662	45	(35,422)	306,285	49,968	54,810	195,771	5,736
Level 2:
State and municipal obligations	3,026	—	(14)	3,012	—	—	3,012	—
Term deposits	175,000	—	—	175,000	—	—	175,000	—
Corporate bonds	241,401	45	(1,081)	240,365	—	—	226,468	13,897
U.S. government	43,948	—	(158)	43,790	—	—	32,307	11,483
Treasury inflation-protected securities	2,525	17	—	2,542	—	—	2,542	—
Commercial paper	140,029	—	—	140,029	—	—	140,029	—
Subtotal	605,929	62	(1,253)	604,738	—	—	579,358	25,380
Total	$1,161,037	$107	$(36,675)	$1,124,469	$263,414	$54,810	$775,129	$31,116

As of March 31, 2023, we had $375.6 million of available-for-sale investments with unrealized losses. Of the $375.6 million of available-for-sale investments with unrealized losses, $17.6 million have been in a continuous unrealized loss position for 12 months or longer, with total gross unrealized losses of $0.6 million. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.

During the year ended December 31, 2021, we acquired 9,000,000 shares of common stock of Cellebrite DI Ltd (“CLBT”) with a fair value of $90.0 million. The CLBT common stock is recorded as marketable securities in the accompanying condensed consolidated balance sheets and its fair value is adjusted every reporting period. Changes in fair value are recorded in the condensed consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in interest and other income, net. During the three months ended March 31, 2023, we recorded an unrealized gain on marketable securities of $15.6 million relating to CLBT.

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

The following table provides a roll-forward of the allowance for expected credit losses that is deducted from the amortized cost basis of accounts receivable, notes receivable, and contract assets to present the net amount expected to be collected (in thousands):

	Three Months Ended March 31, 2023
	United States	Other countries	Total
Balance, beginning of period	$3,064	$566	$3,630
Provision for expected credit losses	(76)	104	28
Amounts written off charged against the allowance	(353)	(5)	(358)
Balance, end of period	$2,635	$665	$3,300

As of March 31, 2023 and December 31, 2022, the allowance for expected credit losses for each type of customer receivable was as follows (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable and notes receivable, current	$2,029	$2,176
Contract assets, net	1,211	1,360
Long-term notes receivable, net of current portion	60	94
Total allowance for expected credit losses on customer receivables	$3,300	$3,630

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

Inventory consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$86,607	$72,740
Finished goods	133,661	129,731
Total inventory	$220,268	$202,471

Note 6 - Strategic Investments

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

The following tables provide a roll-forward of the balance of strategic investments (in thousands):

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Strategic investments	Warrants	Call options	Total	Strategic investments	Warrants	Total
Balance, beginning of period	$277,676	$1,654	$17,233	$296,563	$80,775	$2,745	$83,520
Investments	—	—	—	—	500	—	500
Observable price changes:
Unrealized gains	—	—	—	—	41,893	28,539	70,432
Unrealized losses	—	—	—	—	—	—	—
Exercises	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Balance, end of period	$277,676	$1,654	$17,233	$296,563	$123,168	$31,284	$154,452

	Inception to date
	Strategic investments	Warrants	Call options	Total
Investments	$109,482	$3,047	$17,233	$129,762
Observable price changes:
Realized gains	12,312	—	—	12,312
Unrealized gains	74,817	29,073	—	103,890
Unrealized losses	(1,108)	(377)	—	(1,485)
Exercises	96,719	(30,089)	—	66,630
Sales	(14,546)	—	—	(14,546)
Balance, end of period	$277,676	$1,654	$17,233	$296,563

As part of our strategy, we continuously evaluate opportunities for strategic investments that align with our mission. Examples of investment areas include real-time crime center software, drones and related software, biometric sensors, and weapon detection solutions.

Note 7 - Variable Interest Entities

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

We determine whether we are the primary beneficiary of a VIE by performing an analysis that principally considers:

●	The VIE’s purpose, design, and risks the VIE was designed to create and pass through to its variable interest holders;
●	The VIE’s capital structure;
●	The terms between the VIE and its variable interest holders and other parties involved with the VIE; and
●	Related-party affiliations.

The table below presents a summary of the nonconsolidated VIEs in which we hold variable interests:

	March 31, 2023	December 31, 2022
Total nonconsolidated variable interest entities:
Carrying value of variable interest - assets	$11,530	$11,530
Carrying value of variable interest - liabilities	—	—
Maximum exposure to loss:
Non-public equity (1)	11,530	11,530
Total	$11,530	$11,530

(1) The maximum exposure to loss is limited to the carrying value of the interest.

In the table above:

●	The nature of our variable interest is described in the row under maximum exposure to loss.
●	Our exposure to the obligations of the VIE is limited to our interest in the entity.

The primary purpose of our U.S-based, nonconsolidated VIE investments is to create strategic partnerships with market-leading providers of law enforcement technology solutions. We present all variable interests in unconsolidated VIEs as strategic investments within the long-term assets section of the condensed consolidated balance sheet.

We have provided financial support to the nonconsolidated VIEs in exchange for preferred equity as well as warrants and call options that give us the ability to commit additional capital overtime. Financial support provided to the nonconsolidated VIEs is used to continue to finance their operations. We have no explicit or implicit arrangements to provide additional financial support to the VIEs and we have no liabilities to the VIEs as of March 31, 2023 and December 31, 2022.

Note 8 - Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Accrued salaries, benefits and bonus	$63,975	$97,882
Accrued professional, consulting and lobbying fees	6,840	3,861
Accrued warranty expense	3,301	811
Accrued income and other taxes	7,486	13,559
Accrued inventory in transit	11,318	10,548
Other accrued expenses	27,687	29,273
Accrued liabilities	$120,607	$155,934

Note 9 – Convertible Senior Notes

2027 Notes

In December 2022, we issued $690.0 million aggregate principal amount of our 0.50% Convertible Senior Notes due 2027 in a private offering, which aggregate principal amount included the exercise in full of the initial purchasers’ option to purchase up to an additional $90.0 million principal amount of the Notes. The Notes mature on December 15, 2027 and bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. The total net proceeds from the issuance of the Notes, after deducting initial purchasers' discounts and commissions and estimated debt issuance costs of $16.2 million, were approximately $673.8 million. The effective interest rate for the Notes was 0.99% and included interest payable and amortization of debt issuance cost.

If we undergo a fundamental change (as defined in the indenture governing the Notes), holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, but excluding the fundamental change repurchase date. In addition, following certain corporate events or if we issue a notice of redemption, it will increase the conversion rate for holders who elect to convert their notes in connection with such corporate event or during the relevant redemption period.

The following table summarizes the carrying value of the Notes (in thousands):

	March 31, 2023	December 31, 2022
Principal	$690,000	$690,000
Unamortized debt issuance costs	(15,276)	(16,033)
Convertible notes carrying amount, net	$674,724	$673,967

We consider the fair value of the Notes to be a Level 2 measurement. The estimated fair value of the Notes at March 31, 2023 and December 31, 2022 is based on the closing trading price per $1,000 of the Notes as of the last day of trading for each period as follows (in millions):

	March 31, 2023	December 31, 2022
2027 Notes	$812.3	$687.3

Interest expense related to the Notes was as follows (in thousands):

	March 31, 2023	December 31, 2022
Contractual interest expense	$863	$211
Amortization of debt issuance costs	756	198
Total interest expense	$1,619	$409

Note Hedge

To reduce the impact of potential economic dilution upon conversion of the Notes, we entered into a convertible note hedge transaction (the “Note Hedge” or “2027 Note Hedge”) with certain investment banks, with respect to our common stock, concurrently with the issuance of the 2027 Notes.

	Purchase Price	Shares Purchased
2027 Note Hedge	$194,994	3,016,680

The Note Hedge covers shares of our common stock at a strike price per share that corresponds to the initial conversion price of the respective Notes, subject to adjustment, and are exercisable upon conversion of the Notes. If exercised, we may elect to receive cash, shares of our common stock, or a combination of cash and shares. We have accounted for the aggregate amount of purchase price for the Note Hedge as a reduction to additional paid-in capital. The Note Hedge will expire upon the maturity of the Notes. The Note Hedge is intended to reduce the potential economic dilution upon conversion of the Notes in the event that the fair value per share of our common stock at the time of exercise is greater than the conversion price of the Notes. The Note Hedge is a separate transaction and is not part of the terms of the Notes. Holders of the Notes do not have any rights with respect to the Note Hedge. The Note Hedge does not impact earnings per share, as it was entered into to offset any dilution from the Notes. As of March 31, 2023, 3,016,680 shares remain subject to the Note Hedge.

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

Deferred Tax Assets

Net deferred income tax assets at March 31, 2023, primarily include R&D capitalization net of amortization, deferred revenue, convertible debt net of amortization, accruals and reserves, and stock-based compensation expense partially offset by accelerated depreciation expense, unrealized investment gains, and valuation allowance reserve. Our total net deferred tax assets at March 31, 2023 were $171.1 million.

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

As of March 31, 2023, management continues to believe the positive evidence from projected future earnings outweighs the negative evidence and a valuation allowance is only needed on specific deferred tax assets. We have concluded that a valuation allowance is necessary against unrealized investment losses as well as transaction costs incurred in connection with certain investments. Additionally, we do have Arizona R&D tax credits expiring unutilized each year; therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized, and a valuation allowance has been recorded against this net asset.

In Australia, we have determined that sufficient deferred tax liabilities will reverse in order to realize all assets except one long-lived intangible where there is not an expectation that the asset may be realized. Therefore, we continue to recognize a partial valuation allowance for Australia.

We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal and state income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $22.3 million as of March 31, 2023. Should the unrecognized benefit of $22.3 million be recognized, our effective tax rate would be favorably impacted. Approximately $5.0 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D deferred tax asset.

Effective Tax Rate

Our overall effective tax rate for the three months ended March 31, 2023, after discrete period adjustments, was -7.8%. Before discrete adjustments, the tax rate was 22.8%, which differs from the federal statutory rate, primarily due to the impact of R&D tax credits and a decrease in valuation allowance offset by the executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m) and an increase in unrecognized tax benefits, on projected pre-tax income for the year. The effective tax rate was favorably impacted by a $13.0 million discrete tax benefit primarily associated with net windfalls related to stock-based compensation for restricted stock units (“RSUs”) and performance stock units (“PSUs”) that vested and stock options that were exercised during the three months ended March 31, 2023, primarily attributed to the vesting of tranche 10 of the XSPP in March 2023.

Note 11 - Stockholders’ Equity

CEO Performance Award

On May 24, 2018, our stockholders approved the Board of Directors’ grant of 6,365,856 stock option awards to Patrick W. Smith, our CEO (the “CEO Performance Award”). The CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational goals (performance conditions) and market capitalization goals (market conditions), assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each attainment date. Each of the 12 vesting tranches of the CEO Performance Award have a 10-year contractual term and will vest upon certification by the Compensation Committee of the Board of Directors that both (i) the market capitalization goal for such tranche, which begins at $2.5 billion for the first tranche and increases by increments of $1.0 billion thereafter, and (ii) any one of the following eight operational goals focused on revenue or eight operational goals focused on Adjusted EBITDA have been met for the previous four consecutive fiscal quarters. Adjusted EBITDA for purposes of the CEO Performance Award is defined as net income (loss) attributable to common stockholders before interest expense, interest and other income (such as dividends) earned on investments in marketable securities, provision (benefit) for income taxes, depreciation and amortization, and stock-based compensation expense.

Revenue Goal (1) (in thousands)	Achievement Status	Adjusted EBITDA (in thousands)	Achievement Status
Goal #1, $710,058	Achieved	Goal #1, $125,000	Achieved
Goal #2, $860,058	Achieved	Goal #2, $155,000	Achieved
Goal #3, $1,010,058	Achieved	Goal #3, $175,000	Achieved
Goal #4, $1,210,058	Achieved	Goal #4, $190,000	Achieved
Goal #5, $1,410,058	Not Applicable	Goal #5, $200,000	Achieved
Goal #6, $1,610,058	Not Applicable	Goal #6, $210,000	Achieved
Goal #7, $1,810,058	Not Applicable	Goal #7, $220,000	Achieved
Goal #8, $2,010,058	Not Applicable	Goal #8, $230,000	Achieved
(1)	In connection with the business acquisition that was completed during the three months ended September 30, 2018, the revenue goals were adjusted for the acquiree’s Target Revenue, as defined in the CEO Performance Award agreement.

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

The first eleven market capitalization goals have been achieved as of March 31, 2023 while the final market capitalization goal was achieved in April 2023. As of March 31, 2023, 5.8 million stock options have been certified by the Compensation Committee and vested. As twelve operational goals have been achieved or are considered probable of achievement, we recorded stock-based compensation expense of $246.0 million related to the CEO Performance Award from the grant date through March 31, 2023, with no unamortized expense remaining. The number of stock options that are expected to vest upon certification by the Compensation Committee related to the remaining tranche is approximately 0.5 million shares.

On March 28, 2023, the Company's Board of Directors approved a new stock option grant to our CEO (the “2023 CEO Performance Award”), which is subject to shareholder approval at our upcoming Annual Meeting of Shareholders.  The 2023 CEO Performance Award will consist of 10 vesting tranches, each equal to 0.5% of the Company's outstanding common stock as of March 27, 2023, the business day prior to the date the award was approved by the Board of Directors. The stock options comprising the 2023 CEO Performance Award will have a per share exercise price equal to $218.59, which reflects the closing price for a share of the Company’s common stock as of the last trading day immediately preceding the grant date. The 2023 CEO Performance Award will not have a financial statement impact unless and until it is approved by shareholders at the Annual Meeting in May 2023.

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

The market capitalization and operational goals are identical to the CEO Performance Award, but a different number of shares is used to calculate the market capitalization goals if shares outstanding exceed the XSU Maximum. Additionally, because the grant date is different than that of the CEO Performance Award, the measurement period for market capitalization is not identical. As of March 31, 2023, actual shares outstanding exceeded the XSU Maximum. Accordingly, market capitalization as calculated for the purposes of achieving additional goals uses the lower XSU Maximum share amount rather than actual shares outstanding.

The first ten market capitalization goals had been achieved as of March 31, 2023, and the final two market capitalization goals were achieved in April 2023. As all twelve operational goals have been achieved, we recorded stock-based compensation expense of $191.3 million related to the XSU awards from their respective grant dates through March 31, 2023. The number of XSU awards that would vest related to the remaining two tranches is approximately 0.8 million shares. As of March 31, 2023, we had $9.3 million of total unrecognized stock-based compensation expense, which will be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2023 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	1,565	$145.38
Granted	73	192.07
Released	(103)	135.31
Forfeited	(32)	152.72
Units outstanding, end of period	1,503	148.20	$338,003

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $224.85 multiplied by the number of RSUs outstanding. As of March 31, 2023, there was $176.3 million in unrecognized compensation costs related to RSUs under our stock plans for awards that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.2 years. RSUs are released when vesting requirements are met.

Certain RSUs that vested in the three months ended March 31, 2023 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to RSUs were approximately one thousand and had a value of $0.2 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Performance Stock Units

The following table summarizes PSU activity, inclusive of XSUs, for the three months ended March 31, 2023 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	1,369	$43.43
Granted	—	—
Released	(401)	33.95
Forfeited	(12)	30.24
Units outstanding, end of period	956	47.58	$214,939

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $224.85 per share, multiplied by the number of PSUs outstanding. As of March 31, 2023, there was $12.3 million in unrecognized compensation costs related to PSUs under our stock plans for awards that are expected to vest. We expect to recognize the cost related to the PSUs over a weighted average period of 1.0 years. PSUs are released when vesting requirements are met.

Certain PSUs that vested in the three months ended March 31, 2023 were net-share settled such that we withheld shares to cover the employees’ tax obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to PSUs were 160 thousand and had a value of $34.7 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2023 (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Aggregate
	Options	Price	Life (years)	Intrinsic Value
Options outstanding, beginning of year	2,438	$28.58
Granted	—	—
Exercised	(1,901)	—
Expired / terminated	—	—
Options outstanding, end of period	537	28.58	4.91	$105,284
Options exercisable, end of period	6	28.58	4.91	1,165

Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $224.85 on March 31, 2023.

Of the total stock options exercised during the three months ended March 31, 2023, 0.9 million were immediately sold to cover the exercise price and the option holder’s tax obligation for the applicable income and other employment taxes. As of March 31, 2023, total options outstanding included 0.5 million unvested performance-based stock options, which relate to the CEO Performance Award and are probable of achievement.

Stock-based Compensation Expense

The following table summarizes the composition of stock-based compensation expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of product sales and service sales	$1,320	$1,108
Sales, general and administrative expenses	15,445	12,982
Research and development expenses	17,585	10,998
Total stock-based compensation expense	$34,350	$25,088

Stock Incentive Plan

In May 2022, our shareholders approved the Axon Enterprise, Inc. 2022 Stock Incentive Plan (the “2022 Plan”) authorizing an additional 2.5 million shares, plus remaining available shares under prior plans, for issuance under the new plan. Combined with the 2019 Plan and other legacy stock incentive plans, there are 2.7 million shares available for grant as of March 31, 2023.

Stock Repurchase Plan

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. During the three months ended March 31, 2023 and 2022, no common shares were purchased under the program. As of March 31, 2023, $16.3 million remains available under the plan for future purchases. Any future purchases will be discretionary.

At-the-Market equity offering

During the three months ended March 31, 2023, we sold 154,500 shares of our common stock under our "at-the-market" equity offering program (the “ATM”). We generated approximately $34.2 million in aggregate gross proceeds from sales under the ATM.  Aggregate net proceeds from the ATM were $33.7 million after deducting related expenses, including commissions to the sales agent and issuance costs of $0.5 million.

We may sell up to a total of 3.0 million shares of our common stock under the ATM, with 2.3 million shares remaining as of March 31, 2023. The ATM expires on April 20, 2024. We intend to use the net proceeds from this offering for general corporate purposes, which may include, among other things, providing capital to satisfy a portion of the tax obligations related to the vesting and settlement of stock compensation awards granted to our executive officers and other employees under our stock incentive plans, to support our growth, and to acquire or invest in product lines, products, services, technologies or facilities.

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

At March 31, 2023 and December 31, 2022, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of March 31, 2023 we had letters of credit outstanding of approximately $7.0 million under the facility and available borrowing of $193.0 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at Term SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net debt to earnings before interest expense, taxes, depreciation and amortization ("EBITDA") ratio. EBITDA for the purposes of the credit agreement excludes investment interest income.

We are required to comply with a net leverage ratio, defined as consolidated total indebtedness to EBITDA, of no greater than 3.50 to 1.00 based upon a trailing four fiscal quarter period. At March 31, 2023, our leverage ratio was 0.78 to 1.00. Additionally, we must comply with a consolidated interest coverage ratio, defined as EBITDA to consolidated interest expense, of no less than 3.50 to 1.00 based upon a trailing four fiscal quarter end. We are compliant with the consolidated interest coverage ratio, which is not meaningful for the three months ended March 31, 2023.

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

U.S. Federal Trade Commission Litigation

The U.S. Federal Trade Commission (“FTC”) filed an administrative enforcement action in January 2020 regarding our May 2018 acquisition of an insolvent body worn camera competitor, Vievu LLC. The FTC alleges the merger was anticompetitive and adversely affected the body worn camera and digital evidence management market for “large metropolitan police departments,” which we deny. The administrative hearing is presently stayed pending our federal court constitutional challenges to the FTC’s structure. Even if we ultimately are required to divest Vievu and other assets, we do not expect that any such result will interfere with our ability to meet contractual obligations or implement our solutions.

Prior to the FTC’s enforcement action, on January 3, 2020 we sued the FTC in federal court in the District of Arizona for declaratory and injunctive relief alleging the FTC’s structure is unconstitutional. The district court dismissed the action, without prejudice, for lack of jurisdiction and the Ninth Circuit affirmed in a split decision. The U.S. Supreme Court granted our petition for certiorari in January 2022 and heard oral argument on November 7, 2022. On April 17, 2023, the Supreme Court issued a unanimous decision in Axon’s favor, confirming district court jurisdiction for constitutional challenges to the structure and existence of federal agencies like the FTC. The case will be remanded to district court for further proceedings on the merits of Axon’s claims.

As always, we are open to evaluating strategic alternatives to litigation if achievable on terms agreeable to the FTC and Axon and determined to be in the best interests of shareholders and customers.

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

Based on our assessment of outstanding litigation and claims as of the date of these financial statements, we have determined that it is not reasonably probable that these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements

Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At March 31, 2023, we had outstanding letters of credit issued under our credit facility of $7.0 million that are expected to expire throughout 2023 and 2024. Additionally, we had $14.0 million of outstanding surety bonds at March 31, 2023, with $3.5 million expiring in 2023 and $10.5 million expiring in 2024.

Note 14 – Accumulated Other Comprehensive Income (loss)

The following tables reflect the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Gains (Losses)
	on Available-for-Sale	Foreign Currency
	Investments	Translation	Total
Balance, December 31, 2022	$(1,251)	$(5,928)	$(7,179)
Other comprehensive income	184	1,676	1,860
Balance, March 31, 2023	$(1,067)	$(4,252)	$(5,319)

	Unrealized Gains (Losses)
	on Available-for-Sale	Foreign Currency
	Investments	Translation	Total
Balance, December 31, 2021	$(207)	$(1,110)	$(1,317)
Other comprehensive loss	(489)	(1,072)	(1,561)
Balance, March 31, 2022	$(696)	$(2,182)	$(2,878)

Note 15 - Segment Data

Our operations comprise two reportable segments: the TASER segment and the Software and Sensors segment.

Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Net sales from products	$127,081	$92,308	$219,389	$111,154	$65,050	$176,204
Net sales from services	7,201	116,453	123,654	3,206	77,016	80,222
Net sales	134,282	208,761	343,043	114,360	142,066	256,426
Cost of product sales	50,583	57,001	107,584	40,625	38,727	79,352
Cost of service sales	180	31,177	31,357	—	21,335	21,335
Cost of sales	50,763	88,178	138,941	40,625	60,062	100,687
Gross margin	$83,519	$120,583	$204,102	$73,735	$82,004	$155,739

Research and development	$16,080	$54,847	$70,927	$9,896	$38,520	$48,416

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2023, and results of operations for the three months ended March 31, 2023 and 2022, should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes in our 2022 Annual Report on Form 10-K filed with the SEC on February 28, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Item 1a. Risk Factors.” See also "Special Note Regarding Forward-Looking Statements" on page ii of this Quarterly Report on Form 10-Q.

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

Our revenues for the three months ended March 31, 2023 were $343.0 million, an increase of $86.6 million, or 33.8%, from the comparable period in the prior year. We had income from operations of $16.6 million compared to $17.2 million for the same period in the prior year. Gross margin dollars increased $48.4 million but decreased slightly as a percentage of revenue compared to the three months ended March 31, 2022, reflecting increases in nonrecurring inventory reserves and other cost adjustments. Operating expenses increased $48.9 million, reflecting an increase in salaries, benefits, and bonus expense and increases in sales, marketing, and commissions expense, as well as an increase in stock-based compensation expense. Net income of $45.1 million included an unrealized gain of $15.6 million related to changes in fair value for our marketable securities related to our investment in CLBT, compared to net income of $54.9 million for the comparable period in the prior year, which included unrealized gains of $70.4 million related to observable price changes for our existing investments and related warrants and an unrealized loss of $14.6 million related to our investment in CLBT.

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
Net sales from products	$219,389	64.0%	$176,204	68.7%
Net sales from services	123,654	36.0	80,222	31.3
Net sales	343,043	100.0	256,426	100.0
Cost of product sales	107,584	31.4	79,352	31.0
Cost of service sales	31,357	9.1	21,335	8.3
Cost of sales	138,941	40.5	100,687	39.3
Gross margin	204,102	59.5	155,739	60.7
Operating expenses:
Sales, general and administrative	116,567	34.0	90,129	35.1
Research and development	70,927	20.7	48,416	18.9
Total operating expenses	187,494	54.7	138,545	54.0
Income from operations	16,608	4.8	17,194	6.7
Interest and other income, net	25,276	7.4	55,299	21.6
Income before provision for income taxes	41,884	12.2	72,493	28.3
Provision for (benefit from) income taxes	(3,255)	(1.0)	17,622	6.9
Net income	$45,139	13.2%	$54,871	21.4%

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2023		2022
United States	$290,938	85%	$214,214	84%
Other countries	52,105	15	42,212	16
Total	$343,043	100%	$256,426	100%

International revenue increased compared to the prior year comparable period, but decreased slightly as a percentage of total revenue. The increase in domestic revenue was driven by demand for the premium versions of our products and bundles.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended March 31,				Dollar	Percent
	2023		2022		Change	Change
TASER segment:
TASER Devices (Professional)	$67,472	19.7%	$63,164	24.6%	$4,308	6.8%
Cartridges	46,800	13.6	37,825	14.8	8,975	23.7
Axon Evidence and Cloud Services	7,201	2.1	3,017	1.2	4,184	138.7
Extended Warranties	7,670	2.2	6,679	2.6	991	14.8
Other (1)	5,139	1.5	3,675	1.4	1,464	39.8
Total TASER segment	134,282	39.1	114,360	44.6	19,922	17.4
Software and Sensors segment:
Axon Body Cameras and Accessories	38,797	11.3	38,517	15.0	280	0.7
Axon Fleet Systems	32,972	9.6	13,820	5.4	19,152	138.6
Axon Evidence and Cloud Services	118,314	34.5	79,939	31.2	38,375	48.0
Extended Warranties	14,085	4.1	9,061	3.5	5,024	55.4
Other (2)	4,593	1.4	729	0.3	3,864	530.0
Total Software and Sensors segment	208,761	60.9	142,066	55.4	66,695	46.9
Total net sales	$343,043	100.0%	$256,426	100.0%	$86,617	33.8%

(1)	TASER segment “Other” includes smaller categories, such as VR hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)	Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room and Axon Air.

Net sales for the TASER segment increased 17.4% primarily due to an increase of $9.0 million in cartridge revenue. The increase in cartridge revenue is due to an increase in unit sales, partially offset by lower average selling prices. Net sales for TASER devices (professional) also increased $4.3 million in the quarter due to increased unit sales and higher average selling prices. We started shipping our next generation device, TASER 10, in Q1 2023. Axon Evidence and cloud services revenue increased $4.2 million due to an increase of software revenue tied to our VR solution and TASER devices. The increase in other revenue was favorably impacted by an increase in VR hardware revenue, partially offset by a decrease in consumer device sales.

Net sales for the Software and Sensors segment increased 46.9% for the three months ended March 31, 2023 as compared to the prior year quarter as we continued to add users and associated devices to our network. The increase in the aggregate number of users and the revenue per user drove the majority of the increase in Axon Evidence and cloud services revenue of $38.4 million. The $19.2 million increase in Axon Fleet systems revenue was primarily driven by higher unit sales and higher average selling prices as we continue to see strong demand since the release of Fleet 3 in 2021. An increase in cameras, docks and Fleet systems in the field drove the $5.0 million increase in extended warranties, as most of those devices are sold with extended warranties. Demand for Signal Sidearm and Interview Room drove the $3.9 million increase in other revenue.

We consider total company future contracted revenues a forward-looking performance indicator. As of March 31, 2023, we had approximately $4.8 billion of total company future contracted revenue, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. We expect to recognize between 15% - 25% of this balance over the next twelve months, and expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment decreased to 62.2% from 64.5% for the three months ended March 31, 2023 and 2022, respectively. The decrease is primarily a result of nonrecurring inventory reserves and other cost adjustments in the quarter, partially offset by higher average selling prices and favorable product mix.

As a percentage of net sales, gross margin for the Software and Sensors segment increased slightly to 57.8% from 57.7% for the three months ended March 31, 2023 and 2022, respectively. Within the Software and Sensors segment, hardware gross margin decreased to 38.2% for the three months ended March 31, 2023 compared to 40.5% for the same period in 2022 due to unfavorable product mix, partially offset by lower freight expense. Service margins increased to 73.2% for the three months ended March 31, 2023 from 72.3% for the same period in 2022 due to improved margins on professional services and savings on cloud hosting costs.

Sales, General and Administrative Expenses

Sales, general and administrative ("SG&A") expenses were comprised as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar	Percent
	2023	2022	Change	Change
Total sales, general and administrative expenses	$116,567	$90,129	$26,438	29.3
Sales, general, and administrative as a percentage of net sales	34.0%	35.1%

Salaries, benefits, and bonus expense increased $17.4 million in comparison to the prior year comparable period. An increase of $9.1 million in salaries, benefits, and bonus expense was attributable to an increase in headcount and higher wages. Additionally, $6.4 million was attributed to payroll taxes related to the vesting of one tranche of our XSPP in March 2023 and payroll taxes for CEO option exercises completed during the quarter ended March 31, 2023. An increase of $1.4 million was related to 401(k) matching contributions due to an increase in headcount and higher wages.

Sales and marketing and travel expenses increased $5.9 million in comparison to the prior year comparable period. The increase was partially attributable to a $2.5 million increase related to trade shows and seminars as we hosted our annual public safety training conference TASERCON in January 2023. Additionally, sales commissions increased $1.7 million, tied to higher revenue. The increase also reflects a $1.8 million increase in travel expenses, reflecting an increase of in-person customer meetings and increased expense related to our in-person annual company kickoff meeting in January 2023.

Stock-based compensation expense increased $2.5 million in comparison to the prior year comparable period, which was attributable to an increase of $1.7 million in expense related to the XSPP, partially offset by a $0.8 million decrease related to the CEO Performance Award. The increase in stock-based compensation expense related to XSPP was due to the attainment of the tenth market capitalization goal in March 2023. Also contributing to the total increase in stock-based compensation expense is expense related to time-based awards due to higher headcount.

Research and Development Expenses

Research and development ("R&D") expenses were comprised as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar	Percent
	2023	2022	Change	Change
Total research and development expenses	$70,927	$48,416	$22,511	46.5
Research and development as a percentage of net sales	20.7%	18.9%

Within the TASER segment, R&D expense increased $6.2 million. An increase of $3.0 million in salaries, benefits and bonus expense and an increase of $1.9 million related to stock-based compensation expense reflected higher headcount. Additionally, indirect manufacturing costs and supplies increased $1.1 million related to the development of next generation products.

R&D expense for the Software and Sensors segment increased $16.3 million, reflecting an increase of $8.6 million in salaries, benefits, and bonus expense due to higher headcount and increased wages. Additionally, there was a $4.7 million increase related to stock-based compensation expense, primarily related to increased headcount.

Interest and Other Income, Net

Interest and other income, net was $25.3 million for the three months ended March 31, 2023, compared to income of $55.3 million for the same period in 2022, in which we recorded an unrealized gain of $70.4 million related to observable price changes for our existing investments and related warrants, and a $14.6 million unrealized loss related to our investment in CLBT. During the first quarter of 2023, we recorded a $15.6 million unrealized gain on marketable securities related to our investment in CLBT and $10.6 million of interest income related to our investment portfolio.

Provision for Income Taxes

The provision for income taxes was a benefit of $3.3 million for the three months ended March 31, 2023, which was an effective tax rate of -7.8%. Our estimated full year effective income tax rate for 2023, before discrete period adjustments, is 22.8%, which differs from the federal statutory rate primarily due to the impact of R&D tax credits and decrease in valuation allowance offset by the executive compensation limitation under Internal Revenue Code ("IRC") Section 162(m) and an increase in unrecognized tax benefits, on projected pre-tax income for the year. The effective tax rate was favorably impacted by a $13.0 million discrete tax benefit associated with net windfalls related to stock-based compensation for RSUs and PSUs that vested and stock options that were exercised during the three months ended March 31, 2023, primarily attributed to the vesting of tranche 10 of the XSPP in March 2023.

Net Income

We recorded net income of $45.1 million for the three months ended March 31, 2023 compared to net income of $54.9 million for the same period in 2022. Net income per basic share was $0.62 for the three months ended March 31, 2023 compared to $0.77 net income per basic share for the same period in 2022. Net income per diluted share was $0.61 for the three months ended March 31, 2023 compared to $0.76 net income per diluted share for the same period in 2022.

Three Months Ended March 31, 2023 Compared to the Three Months Ended December 31, 2022

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended		Dollar	Percent
	March 31, 2023		December 31, 2022		Change	Change
TASER segment:
TASER Devices (Professional)	$67,472	19.7%	$69,075	20.5%	$(1,603)	(2.3)%
Cartridges	46,800	13.6	47,541	14.1	(741)	(1.6)
Axon Evidence and Cloud Services	7,201	2.1	6,890	2.0	311	4.5
Extended Warranties	7,670	2.2	7,580	2.3	90	1.2
Other (1)	5,139	1.5	5,651	1.7	(512)	(9.1)
Total TASER segment	134,282	39.1	136,737	40.6	(2,455)	(1.8)
Software and Sensors segment:
Axon Body Cameras and Accessories	38,797	11.3	43,882	13.1	(5,085)	(11.6)
Axon Fleet Systems	32,972	9.6	23,177	6.9	9,795	42.3
Axon Evidence and Cloud Services	118,314	34.5	113,225	33.7	5,089	4.5
Extended Warranties	14,085	4.1	13,695	4.1	390	2.8
Other (2)	4,593	1.4	5,426	1.6	(833)	(15.4)
Software and Sensors segment	208,761	60.9	199,405	59.4	9,356	4.7
Total net sales	$343,043	100.0%	$336,142	100.0%	$6,901	2.1%

(1)	TASER segment “Other” includes smaller categories, such as VR hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)	Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room and Axon Air.

Net sales within the TASER segment decreased by approximately $2.5 million or 1.8% as compared to the prior quarter, primarily due to a slight decrease in the units of TASER devices and cartridges related to seasonality with Q1 typically carrying lower volumes during the year. A decrease of $0.5 million in other revenue is attributable to decreased revenue from TASER professional services. Partially offsetting the decrease in TASER segment revenue is an increase in Axon Evidence and cloud services revenue tied to TASER devices and VR hardware.

Within the Software and Sensors segment, net sales increased $9.4 million or 4.7% during the three months ended March 31, 2023 compared to the prior quarter. Net sales of Axon Fleet systems increased $9.8 million due to increased units and higher average selling prices. Unit increases of Axon Fleet primarily drove the $5.1 million increase in Axon Evidence and cloud revenue due to increased professional services revenue related to Fleet installations. Partially offsetting the increases in the Software and Sensors segment is a decrease of $5.1 million of Axon Body cameras and accessories due to decreased units and lower average selling price related to seasonality and strong sales in the fourth quarter.

Non-GAAP Measures

To supplement our financial results presented in accordance with GAAP, we present the non-GAAP financial measures of EBITDA and Adjusted EBITDA. Our management uses these non-GAAP financial measures in evaluating our performance in comparison to prior periods. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance, and when planning and forecasting our future periods. A reconciliation of GAAP to the non-GAAP financial measures is presented below.

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

Although these non-GAAP financial measures are not consistent with GAAP, management believes investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:

●	these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our GAAP financial measures;
●	these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our GAAP financial measures;
●	these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and
●	these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q were prepared under a comprehensive set of rules or principles.

EBITDA and Adjusted EBITDA reconciles to net income as follows (in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2023	2022	2022
Net income	$45,139	$29,175	$54,871
Depreciation and amortization	6,689	6,210	5,755
Interest expense	1,724	474	8
Investment interest (income) loss	(11,390)	(4,614)	346
Provision for (benefit from) income taxes	(3,255)	5,555	17,622
EBITDA	$38,907	$36,800	$78,602

Non-GAAP adjustments:
Stock-based compensation expense	34,350	31,722	25,088
Unrealized gains on strategic investments and marketable securities, net	(15,570)	(6,445)	(55,851)
Transaction costs related to strategic investments and acquisitions	843	64	871
Loss on disposal and abandonment of intangible assets	10	42	40
Loss on disposal and impairment of property, equipment and other assets, net	146	3,488	106
Costs related to FTC litigation	—	250	4
Payroll taxes related to XSPP vesting and CEO Award option exercises	6,392	—	—
Adjusted EBITDA	$65,078	$65,921	$48,860

Liquidity and Capital Resources

Summary

As of March 31, 2023, we had $263.4 million of cash and cash equivalents, a decrease of $90.3 million as compared to December 31, 2022. Cash and cash equivalents and investments totaled $1.07 billion, representing a decrease of $22.0 million from December 31, 2022.

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

As of March 31, 2023, we had letters of credit outstanding of $7.0 million, leaving the net amount available for borrowing of $193.0 million. The credit agreement will mature on the earlier of December 15, 2027 or the date that is six months prior to the stated maturity date of the 0.50% convertible senior notes due 2027 unless such Notes have been redeemed, repurchased, converted or defeased in full. Additionally, the credit agreement has an accordion feature which allows for an increase in the total line of credit up to $300.0 million, subject to each lender’s sole discretion. At March 31, 2023 and December 31, 2022, there were no borrowings under the line.

There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.

Our agreement with the bank requires us to comply with a net leverage ratio, defined as consolidated total indebtedness to EBITDA, of no greater than 3.50 to 1.00 based upon a trailing four fiscal quarter period. At March 31, 2023, our net leverage ratio was 0.78 to 1.00. Additionally, we must comply with a consolidated interest coverage ratio, defined as EBITDA to consolidated interest expense, of no less than 3.50 to 1.00 based upon a trailing four fiscal quarter end. We are compliant with the consolidated interest coverage ratio, which is not meaningful for the quarter ended March 31, 2023.

Based on our strong balance sheet at March 31, 2023 and successful convertible senior notes offering completed during 2022, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions or investments, income and payroll tax payments for net-settled stock awards, and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to authorization as well as market and business conditions.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating activities	$(56,323)	$43,964
Investing activities	(72,674)	(10,348)
Financing activities	37,990	(1,459)
Effect of exchange rate changes on cash and cash equivalents	779	(157)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(90,228)	$32,000

Operating activities

Net cash used in operating activities in the first three months of 2023 of $56.3 million reflects net income of $45.1 million, non-cash income statement items totaling $16.0 million, and a decrease of $117.4 million for the net change in operating assets and liabilities. Included in the non-cash items were $34.4 million in stock-based compensation expense, a decrease of $9.7 million in deferred income taxes, net, $6.7 million in depreciation and amortization expense, and a $15.6 million gain on the change in fair value of marketable securities. Cash provided by operations was favorably impacted by increased deferred revenue of $50.2 million, which was primarily attributable to increased sales where the customer is invoiced before performance occurs. Offsetting this activity was an increase of accounts and notes receivables and contract assets of $50.4 million, an increase in prepaid expenses and other assets of $64.3 million, an increase of $15.8 million in inventory, and a decrease in accounts payable, accrued and other liabilities of $37.0 million. Of the increase in prepaid expenses and other assets, $33.0 million was primarily driven by a receivable for proceeds from shares sold to cover the tax liability and option cost for options exercised during the first three months of 2023, but received in April 2023. The increase in accounts and notes receivable and contract assets is due to increased sales and timing of satisfied performance obligations compared to customer payments of accounts receivable. Inventory increases were a result of advance purchases to support future sales. The decrease in accounts payable, accrued and other liabilities was driven primarily by the timing of the annual bonus payout.

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

Investing activities

We used $72.7 million of cash for investing activities during the first three months of 2023. Cash outflows from investing activities included $64.0 million for the purchase of available-for-sale investments, net of proceeds from calls and maturities. Property and equipment purchases totaled $8.5 million.

We used $10.3 million in investing activities during the first three months of 2022. Cash inflows from investing activities included proceeds from available-for-sale investments of $7.2 million. The inflows were offset by $17.1 million for the purchase of property and equipment and $0.5 million for a strategic minority investment.

Financing activities

Net cash provided by financing activities was $38.0 million during the first three months of 2023 and was primarily attributable to proceeds of $39.2 million from the exercise of stock options where shares were sold to cover the exercise price and net proceeds of $33.7 million received from our ATM offering. Partially offsetting net cash provided by financing activities was $34.8 million for the payment of income and payroll taxes on behalf of employees who net-settled stock awards during the period related to the vesting of tranche 10 of the XSPP.

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

Our significant accounting policies are discussed in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes to these policies for the three months ended March 31, 2023.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “available-for-sale”.  We report available-for-sale investments at fair value as of each balance sheet date and record any unrealized gains or losses within accumulated other comprehensive income (loss) as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income (expense), net within the condensed consolidated statements of operations. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the condensed consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If we have the intent to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations. Based on investment positions as of March 31, 2023, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $3.0 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Additionally, we have access to a $200.0 million line of credit borrowing facility which bears interest at SOFR 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net leverage ratio and consolidated interest coverage ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $7.0 million at March 31, 2023. At March 31, 2023, there was no amount outstanding under the line of credit, and the available borrowing under the line of credit was $193.0 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that because a material weakness exists in our internal control over financial reporting, as further described below, our disclosure controls and procedures were not effective as of March 31, 2023.

Specifically, during the year ended December 31, 2022, we identified a material weakness in our internal controls stemming from control deficiencies with respect to the risks of understatement of software and services revenue and overstatement of deferred revenue. This material weakness in internal control over financial reporting resulted from a failure to effectively manage the migration of triggering events for certain software and services performance obligations during the quote-to-cash phase of the implementation of our Enterprise Resource Planning (“ERP”) and related systems in 2021.  Additionally, there were limited instances of invoicing errors resulting from ineffective change management of the quote-to-cash systems implementation.  The manual business processes for tracking open software and services performance obligations and for monitoring billing events were not sufficiently robust to prevent the errors. The related business processes and account reconciliation detective controls were not designed to operate with a sufficient degree of precision to identify these errors on a timely basis.  These deficiencies resulted in immaterial understatements of revenue that accumulated over time and were corrected in the fourth quarter of 2022 as disclosed in Note 1 of the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K filed February 28, 2023.

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

The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  As remediation has not yet been completed and tested, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023 at a level that provides reasonable assurance as of the last day of the period covered by this report.

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

Strategic Risks

●	If law enforcement agencies do not continue to purchase and use our products and services, our growth prospects, operating results and financial conditions will be materially adversely affected.
●	If our TASER CEDs do not continue to be widely accepted, our growth prospects will be diminished.
●	If we are unable to design, introduce, sell and deploy new products or new product features successfully, our business and financial results could be adversely affected.
●	We face risks associated with rapid technological change and new competing products.
●	Our future success is dependent on our ability to expand sales through direct sales and distributors and our inability to increase direct sales or recruit new distributors would negatively affect our sales.
●	Acquisitions of, or investments in, other companies, products, or technologies could disrupt our business, dilute stockholder value, and adversely affect our operating results.
●	Our failure to retain executive officers, including Patrick W. Smith, could adversely impact our business.

Operational Risks

●	Unavailability of materials or higher costs could adversely affect our financial results.
●	Material adverse developments in domestic and global economic conditions, or the occurrence of other world events, could materially adversely affect our revenue and results of operations.
●	To the extent demand for our products increases, our future success will be dependent upon our ability to manage our growth and to increase manufacturing production capacity.
●	Delays in product development schedules could adversely affect our revenues and cash flows.
●	We expend significant resources in anticipation of a sale and may receive no revenue in return.
●	Changes in civil forfeiture laws may affect our customers’ ability to purchase our products.
●	Catastrophic events could materially adversely affect our business, results of operations and/or financial condition.
●	If our security measures or those of our third-party cloud storage providers are breached and unauthorized access is obtained to customers’ data or our data, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.
●	Defects or disruptions in our services could impact demand for our services and subject us to substantial liability.
●	Defects in our products could reduce demand for our products or result in product recalls and result in a loss of sales, delay in market acceptance and damage to our reputation.
●	Our international operations expose us to additional risks that could adversely affect our business.
●	We depend on our ability to attract and retain our key management, sales and technical personnel.
●	If we fail to comply with federal, state or local regulations applicable to TASER 10 we may be subject to governmental actions or litigation which could materially harm our business.
●	If we fail to maintain effective internal control over financial reporting or identify a material weakness or significant deficiency, our ability to accurately and timely report our financial condition and results of operations could be adversely affected, investor confidence could diminish, and the value of our common stock may decline.

Financial Risks

●	An increasing percentage of our revenue is derived from subscription billing arrangements which may result in delayed cash collections and may increase customer credit risk on receivables and contract assets.

●	We may experience a decline in gross margins due to a shift in product sales to software and sensors products and services which may continue to carry a lower gross margin than that of TASER devices.
●	Software-as-a-Service revenue for Axon Evidence is recognized over the terms of the contracts, which may be several years, and, as such, trends in new business may not be immediately reflected in our operating results.
●	Most of our end-user customers are subject to budgetary and political constraints that may prevent sales.
●	Due to government funding rules, certain of our contracts are subject to various cancellation clauses, which could allow our customers to cancel or not exercise options to renew contracts in the future.
●	The open bidding process creates uncertainty in predicting future contract awards.
●	We maintain most of our cash balances, some of which are not insured, at three depository institutions.
●	Stock transactions may have a material, unpredictable impact on our results of operations and may result in dilution to existing shareholders.
●	Our financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.
●	Unanticipated changes in our effective tax rate and additional tax liabilities may impact our operating results.
●	Our revenues and operating results may fluctuate unexpectedly, which may cause our stock price to decline.

Legal and Compliance Risks

●	We may face personal injury, wrongful death, product liability and other liability claims that harm our reputation and adversely affect our sales and financial condition.
●	Other litigation, government inquiries and regulatory actions may subject us to significant costs and judgments and divert management attention from our business.
●	We have been, and may be subject to intellectual property infringement and other claims, which could incur substantial litigation costs, result in significant damage awards, inhibit our use of certain technologies, and divert management attention from our business.
●	If we are unable to protect our intellectual property, the value of our brands and products may decrease and we may lose our competitive market advantage.
●	We may be limited in our ability to enforce patent rights internationally to only those jurisdictions in which our patent applications have been granted.
●	A variety of new and existing laws and/or interpretations could materially and adversely affect our business.
o	Our business could be adversely affected by rules and regulations governing our radio spectrum devices.
o	Changes in statutes, regulations, and interpretation outside of our control may result in our products being classified or reclassified as firearms and could substantially reduce our private citizen market.
o	Failure to comply with U.S. federal regulations could disrupt our operations.
o	Our inability to obtain export licenses or classifications on a timely basis for sales of our products to our international customers could adversely affect our international sales.
o	Inability to comply with federal regulation of foreign national employees could curtail our ability to execute research and development and production related to CED technology.
o	Our product sales may be adversely affected by state and local governmental regulation of our TASER-branded devices.
o	Certain jurisdictions prohibit, restrict, or require a permit for importation, sale, possession or use of CEDs, including in some countries by law enforcement agencies, limiting our international sales opportunities.
o	Abrupt changes to domestic and international regulation of imports and exports of components in our supply chain can result in delays or interruptions to final product supplies.
o	Any failure to properly maintain or license our foreign operations could limit our ability to sell, support, or develop our products and services both internationally and in the U.S. market.
o	We may be adversely impacted by environmental or climate change disclosure litigation and new, or changes in, environmental safety laws, regulations or rules.
o	Our inability to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, could result in signiﬁcant regulatory and third party liability and increased costs and may adversely affect our business.

●	We are subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.

Risks Related to our Convertible Notes

●	Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow to pay our substantial debt.
●	The conditional conversion feature of our Notes, if triggered, may adversely affect our operating results.
●	Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
●	Changes in the accounting treatment for the Notes may have a material effect on our reported financial results.
●	The convertible note hedge and warrant transactions may affect the value of the Notes and our common stock.
●	We are subject to counterparty risk with respect to the convertible note hedge transactions.

Because of the following factors, as well as other variables affecting our operating results, our past financial performance may not be a reliable indicator of our future performance and historical trends should not be used to anticipate our results or trends in future periods. You should carefully consider the trends, risks and uncertainties described below and other information in this Quarterly Report on Form 10-Q and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Strategic Risks

We are substantially dependent on acceptance of our products by law enforcement markets throughout the world. If law enforcement agencies do not continue to purchase and use our products and services, our growth prospects, operating results and financial conditions will be materially adversely affected.

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

In each of the years ended December 31, 2022, 2021 and 2020, we derived a significant portion of our revenues from sales of TASER brand devices and related cartridges, whether on a standalone basis or as part of a bundled offering, and expect to depend on sales of these products for a significant portion of our revenue for the foreseeable future. A decrease in the selling prices of, or demand for these products, or their failure to maintain broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.

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

We have devoted, and continue to devote, significant resources to develop and deploy our cloud-based productivity and real-time operations SaaS solutions, which we continue to broadly deploy to a large number of customers. Customers' requirements for these products are complex and varied. If we cannot develop scalable solutions that can be consistently configured for customers with minimal effort or grow a professional services team that can consistently configure our products to meet the requirements of large numbers of customers in a timely and cost-effective manner, our ability to broadly scale our cloud-based productivity and real-time operations SaaS solutions could be negatively impacted, and our business prospects, operating results and financial condition could be negatively impacted.

We cannot provide any assurance that products that we may develop in the future will achieve market acceptance. If we fail to develop new products or new product features on a timely basis that achieve market acceptance, our business, financial results and competitive position could be adversely affected.

We face risks associated with rapid technological change and new competing products.

The technology associated with law enforcement devices and software is receiving significant attention and is rapidly evolving. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Additionally, our products and services are expected to meet and keep pace with evolving security standards and requirements of our industry and customers, including those of the U.S. federal government and international governments. While we have some patent protection in certain key areas of our Axon device, CED and SaaS technology, new technology may result in competing products that operate outside our patents and could present significant competition for our products, which could adversely affect our business, financial results and competitive position.

Our future success is dependent on our ability to expand sales through direct sales and distributors and our inability to increase direct sales or recruit new distributors would negatively affect our sales.

Our distribution strategy is to pursue sales through multiple channels which is principally through direct sales and independent distributors. We are focusing on direct sales to larger agencies through our regional sales managers and our inability to grow sales to these agencies in this manner would materially adversely affect our business prospects, operating results and financial condition. In addition, our inability to establish relationships with and retain law enforcement equipment distributors, who we believe can successfully sell our products, would materially adversely affect our business prospects, operating results and financial condition. If we do not competitively price our products, meet the requirements of our distributors or end-users, provide adequate marketing support, or comply with the terms of our distribution arrangements, our distributors may fail to aggressively market our products or may terminate their relationships with us. These developments would likely have a material adverse effect on our sales. Our reliance on the sales of our products by others also makes it more difficult to predict our revenues, cash flow and operating results.

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

Our business strategy may include acquiring other complementary products, technologies or businesses. Identifying and negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals and certifications, which are beyond our control. Consequently, we can make no assurance that these transactions once undertaken and announced, will close.

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

●	inability to integrate or benefit from acquired technologies, products, personnel or services in a profitable manner;
●	inability to correct or achieve regulatory approvals or certifications;
●	unanticipated costs or liabilities associated with the acquisition, including potential liabilities due to litigation and potential identified or unknown security vulnerabilities in acquired technologies that expose us to additional security risks or delay our ability to integrate the product into our offerings or recognize the benefits of our investment;
●	differences between our values and those of an acquired company, as well as potential disruptions to our workplace culture or how we are perceived by investors;
●	incurrence of acquisition-related costs, including costs related to integration activities;
●	difficulty integrating the accounting and information systems, operations, and personnel of the acquired business;
●	augmenting the acquired technologies and platforms to the levels that are consistent with our brand and reputation;
●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
●	challenges converting the acquired company’s revenue recognition policies and forecasting the related revenues, including subscription-based revenues and software license revenues;
●	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;
●	difficulty converting the customers of the acquired business onto our platform and contract terms;
●	diversion of management’s attention and other company resources;
●	harm to our existing business relationships with business partners and customers as a result of the acquisition;
●	the potential loss of key employees;
●	use of resources that are needed in other parts of our business; and
●	use of substantial portions of our available cash to consummate the acquisition.

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

We are highly dependent on the services of our executive officers, including Patrick W. Smith, our Chief Executive Officer.

Our future success depends upon our ability to retain executive officers, specifically Patrick W. Smith, and any failure to do so could adversely impact our business, prospects, new product development, financial condition and operating results.

Among other qualifications, Patrick W. Smith is the founder of Axon and brings extensive executive leadership experience in the technology industry, including the management of worldwide operations, sales, service, and support as well as technology innovation as he currently holds 45 U.S. patents. Mr. Smith has been instrumental in building the public safety operating system of the future by integrating a suite of hardware devices and cloud software solutions that lead to modern policing and help save lives. From the early days of founding the organization to today as a market leader, Mr. Smith’s expertise has brought forth entirely new product categories, including the less-lethal TASER de-escalation platform, body-worn cameras and cloud software that lead to modernized public safety.

The loss of any of our senior management, including Patrick W. Smith, could interrupt our ability to execute our business plan, as such individuals may be difficult to replace.

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

Single or sole-source components used in the manufacture of our products may become unavailable or discontinued. Delays caused by industry allocations or obsolescence may take weeks or months to resolve. In some cases, parts obsolescence may require a product re-design to ensure quality replacement components. These delays could cause significant delays in manufacturing and loss of sales, leading to adverse effects significantly impacting our financial condition or results of operations and could harm our reputation. For example, revenue from TASER 7 for 2021 was impacted by approximately $35.0 million for orders that were scheduled to ship prior to December 31, 2021, but could not be fulfilled due to the delayed receipt of a manufacturing component for our TASER 7 devices. Additionally, Axon Body revenue was impacted by approximately $15.5 million for orders that were scheduled to ship prior to December 31, 2021, but could not be fulfilled due to supply chain constraints for our Axon Body 3 devices.

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

A significant number of our raw materials or components comprise petroleum-based products or incur some form of landed cost associated with transporting the raw materials or components to our facility. Our freight and import costs and the timely delivery of our products could be adversely impacted by a number of factors which could reduce the profitability of our operations, including: higher fuel costs; potential port closures; customs clearance issues; increased government regulation or regulatory changes for imports of foreign products into the U.S.; delays created by terrorist attacks or threats, public health issues, national disasters or work stoppages; and other matters. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition. For example, there have been disruptions in the semi-conductor supply chain that could negatively impact our ability to make our products.

International or domestic geopolitical or other events, including the imposition of new or increased tariffs and/or quotas by the U.S. government on any of these raw materials or components and other government trade policies, could adversely impact the supply and cost of these raw materials or components, and could adversely impact our revenues, profitability and financial condition. In particular, the implementation of tariffs and trade restrictions as well as changes in trade policies between the U.S. and China have in the past led to some increases in our supply costs and have made it more difficult to obtain suppliers, and may in the future have an adverse effect on our supply chain from a cost and sourcing perspective. We source certain raw materials from China, as do some of our suppliers. We may be unable to transition away from China to other jurisdictions or obtain secondary sources for raw materials which could result in a material adverse effect on our revenues, profitability and financial condition.

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

A disruption or failure of our systems or operations in the event of a major earthquake, weather event (including those caused or exacerbated by the effects of climate change), fire, explosion, failure to contain hazardous materials, industrial accident, utility failure, cyber-attack, terrorist attack, public health crisis, pandemic, or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results as well as expose us to claims, litigation and governmental investigations and fines.

Public health emergencies such as the COVID-19 global pandemic have adversely affected workforces, economies, and financial markets globally, and led to an economic downturn in the past and may do so again in the future. As an essential provider of products and services for law enforcement and other first responders, we remain focused on protecting the health and well-being of our employees while assuring the continuity of our business operations.

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

Security breaches of Axon body worn cameras, docks, fleet vehicle cameras, signal devices and Axon Evidence and other cloud services or products which could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our clients’ data. Additionally, breaches of our network or data security measures or those of our third-party cloud storage providers could disrupt the security of our internal systems and business applications, impair our ability to provide services to our clients and protect the privacy of their data, result in product development delays, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our business. Any security breach could result in a loss of confidence in the security of our services, damage our reputation, disrupt our business, lead to legal liability, and negatively impact our future sales.

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

We currently serve our Axon Evidence customers from third-party cloud storage providers based in the U.S. and other countries. The use of these cloud storage providers gives us greater flexibility in efficiently delivering a more tailored, scalable customer experience, but also exposes us to additional risks and vulnerabilities. Lack of availability of this infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks that we cannot predict or prevent. Interruptions in our service, or loss or corruption of digital evidence, may reduce our revenue, cause us to issue credits or pay penalties, cause customers to file litigation against us, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

Our international operations are significant, and we plan to continue to grow internationally by acquiring existing entities or setting up new legal entities in new markets. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed. Our international operations additionally expose us to other risks, including the following:

●	Restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.
●	Import and export requirements; tariffs, trade disputes and barriers, product certification requirements, sanctions, and customs classifications which may prevent us from offering products or providing services to a particular market or obtaining necessary parts and components to manufacture products leading to potentially decreased sales and increased operating costs.
●	Longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud.
●	Uncertainty regarding liability for our products and services, including uncertainty as a result of local laws and lack of legal precedent.
●	Different labor laws and customs, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions.
●	Our suite of TASER devices are regulated by the U.S. Bureau of Industry and Security and require licenses for exportation abroad. Changes in U.S. Foreign Policy, foreign governmental status, and evolving human rights objectives may all impact Axon’s ability to obtain said licenses.

Additionally, changes in international local political, economic, regulatory, tax, social, and labor conditions may adversely harm our business and compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, environmental regulations, tax and statutory financial regulations, internal control and disclosure rules, privacy and data protection requirements, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and competition regulations, among others.

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

Our success depends upon the continued service of our key management personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified technical employees. Although we have employment agreements with our officers and other members of our executive management team, the employment of such persons is “at-will” and either we or the employee can terminate the employment relationship at any time, subject to the applicable terms of the employment agreements. In particular, we expect to continue to face significant challenges in hiring personnel, particularly for executive-level engineering talent, whether as a result of competition with other companies or other factors.

We currently have unique equity incentives designed to attract and retain long-term employees. We utilize these plans to align pay and performance and drive shareholder returns while reducing near-term cash expenditures. Our equity incentives and ongoing stock and option grants are subject to having sufficient shares under our stock plan and any new plans or increases in the number of shares available for grant under existing plans must be approved by our shareholders. If we are unable to obtain shareholder approval, we may be unable to attract and retain top talent. Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. The loss of the service of one or more of our key personnel could adversely impact our business, prospects, financial condition and operating results.

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

The ATF conducts periodic audits of our Arizona facilities which hold federal firearms licenses. If we fail to comply with ATF rules and regulations, the ATF may limit our TASER 10 activities or growth, fine us, or, ultimately, suspend our ability to produce and sell the TASER 10 product line. There are also various state laws, regulations, and local ordinances relating to firearm characteristics, features, and sales. Axon and local distributors must comply with state and local laws, regulations, and ordinances pertaining to firearm and magazine sales in the jurisdictions where TASER 10 is sold. Additionally, certain TASER 10 components are regulated for import into the U.S. by ATF and are subject to ATF import permits which limits Axon’s ability to source from some suppliers leading to a potential decrease in supply chain agility. Supply chain constraints or an inability to source TASER 10 components could have a material adverse effect on our business, prospects, financial condition and operating results.

Federal and state legislatures frequently consider legislation relating to the regulation of firearms, including the amendment or repeal of existing legislation. Existing laws may also be affected by future judicial rulings and interpretations. These possible changes to existing legislation or the enactment of new legislation may seek to restrict the makeup of a firearm, mandate the use of certain technologies in a firearm, remove existing legal defenses in lawsuits, set minimum age limits to purchase certain firearms, or ban the sale and, in some cases, the ownership of various types of firearms and accessories. Such restrictions or bans could have a material adverse effect on our business, prospects, financial condition and operating results.

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

Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these processes may result in errors that may not be detected and could result in a material misstatement or other errors in our consolidated financial statements. Such errors may be more likely to occur when implementing new systems and processes, particularly when implementing evolving and complex accounting rules. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that as a publicly-traded company we disclose whether our internal control over financial reporting and disclosure controls and procedures are effective.

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

We may experience a decline in gross margins due to a shift in product sales to software and sensors products and services which may continue to carry a lower gross margin than that of TASER products and services.

We continue to invest in the growth of the Software and Sensors segment, and this expected growth may result in a higher percentage of total revenues comprising Software and Sensors products and services. Certain hardware and professional services in this segment may carry lower gross margins compared to software services and to hardware in the TASER segment. For example, in 2022, gross margin as a percentage of net sales for the Software and Sensors segment was 59.5% while it was 63.3% for the TASER segment, and may continue to be lower in the future, thus potentially decreasing our consolidated gross margin.

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

Due to government funding rules, certain of our contracts are subject to appropriation, termination for convenience, or similar cancellation clauses, which could allow our customers to cancel or not exercise options to renew contracts in the future.

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

The open bidding process creates uncertainty in predicting future contract awards.

Many governmental agencies purchase products and services through an open bidding process. Generally, a governmental entity will publish an established list of requirements requesting potential vendors to propose solutions for the established requirements. To respond successfully to these requests for proposals, we must accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations for the proposed client, and the likely terms of any other third-party proposals submitted. We cannot guarantee that we will win any bids in the future through the request for proposal process, or that any winning bids will ultimately result in contracts on favorable terms. Our failure to secure contracts through the open bidding process, or to secure such contracts on favorable terms, may adversely affect our revenues and gross margins.

We maintain most of our cash balances, some of which are not insured, at two depository institutions.

We maintain the majority of our cash and cash equivalents accounts at two depository institutions. As of March 31, 2023, the aggregate balances in such accounts at these two institutions were $227.9 million. Our balances with these and other institutions regularly exceed Federal Deposit Insurance Corporation insured limits for domestic deposits and various foreign deposit insurance programs covering our deposits in Australia, Canada, Finland, France, Germany, Hong Kong, India, Italy, the Netherlands, Spain, the United Kingdom, and Vietnam.

We could suffer losses with respect to the uninsured balances if the depository institutions failed (such as the bank failures at several U.S. banks in spring 2023) and the institution’s assets were insufficient to cover its deposits and/or the governments did not take actions to support deposits in excess of existing insurance limits. Any such losses or delays in access to funds as a result of such events could have a material adverse effect on our liquidity, financial condition and results of operations.

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

If we achieve specific operational goals and the covered employees complete the requisite service conditions for the performance-based awards with multiple service, performance, and market conditions, including our CEO Performance Award and our eXponential Stock Performance Plan ("XSPP"), we will recognize stock compensation expense regardless of whether the market conditions are achieved and the underlying tranches vest. In addition, we have granted, subject to shareholder approval at our upcoming Annual Meeting of Stockholders, a new CEO performance award comprised of 10 tranches of stock options, the vesting of which is based on rapidly escalating goals for growth in both our share price and operational plan.  If approved by shareholders, we will also recognize stock compensation expense related to the new CEO performance award, regardless of whether the market conditions are achieved and the underlying tranches vest.

As we continue to mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past. We may also issue equity securities to pay for acquisitions and grant stock-based awards to retain the employees of acquired companies. If we issue significant equity to attract additional employees, to retain our existing employees, or related to acquisitions, we could incur substantial additional share-based compensation expense and the ownership of our existing stockholders would be further diluted, which could depress the market price for our stock.

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

Our tax provision could also be impacted by changes in federal, state or international tax laws including fundamental tax law changes applicable to corporate multinationals, including proposals by the current U.S. president or Congress.

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

Our revenues and operating results have varied significantly in the past and may vary significantly in the future due to various factors, including, but not limited to:

●	budgetary cycles of municipal, state and federal law enforcement and corrections agencies;
●	market acceptance of our products and services;
●	the timing of large domestic and international orders;
●	the outcome of any existing or future litigation;
●	adverse publicity surrounding our products, the safety of our products, or the use of our products;

●	changes in our sales mix;
●	new product introduction costs;
●	increased raw material expenses;
●	changes in our operating expenses, including stock-based compensation expense;
●	changes in foreign currency exchange rates, inflation, and interest rates;
●	inventory obsolescence;
●	existing or future tariffs; and
●	regulatory changes that may affect the marketability of our products.

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

Our CED products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our CED products may be associated with these injuries. A person, or the family members of a person, injured or killed in a confrontation or otherwise in connection with the use of our products, may bring legal action against us to recover damages on the basis of theories including wrongful death, personal injury, negligent design, defective product, product performance issues, or inadequate warnings or training. We are currently subject to a number of such lawsuits and have been and may be in the future subject to significant adverse judgments and settlements. We may also be subject to lawsuits involving allegations of criminal misuse of our products. We have no control over how our products and services are used by our customers or other end-users and cannot assure they are used consistent with our specifications and design. While our products are designed to be non-lethal, we cannot guarantee they will be used in a manner consistent with our intent and any such use exposes us to litigation, reputational harm and controversy. If successful, wrongful death, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition and could result in negative publicity about our products. Similar to product liability claims, we face exposure to class action lawsuits related to the design, performance, safety, or advertising of our products. Such class action lawsuits could also result in substantial monetary judgments, injunctions related to the sale of products, and potentially harm our reputation.

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

We have been or could in the future be involved in numerous other litigation, government inquiries and regulatory matters relating to our products, employees, contracts and business relationships, including litigation against persons or entities we believe have infringed on our intellectual property, infringement litigation filed against us, litigation against a competitor, enforcement actions filed against us, and litigation involving the U.S. Federal Trade Commission (FTC).

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

Our intellectual property may also be at risk if we are unable to defend against enforcement actions, such as that filed by the FTC regarding our acquisition of Vievu LLC from Safariland LLC on May 3, 2018. For additional discussion of this matter, refer to Note 13 to the consolidated financial statements included in Part II, Item 8 of this Quarterly Report on Form 10-Q. If successful, the FTC is seeking a divestiture of Vievu along with Axon assets sufficient to stand up a viable competitor.

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

Radio Spectrum and Unmanned Aerial and Ground-Based Robotic Devices

Certain of our products utilize the radio spectrum to provide wireless voice, data and video communications services. The allocation of spectrum is regulated in the U.S. and other countries and limited spectrum space is allocated to wireless services and specifically to public safety users. We manufacture and market products in spectrum bands already made available by regulatory bodies. If current products do not comply with the regulations set forth by these governing bodies, we may be unable to sell our products or could incur penalties. Our results could be negatively affected by the rules and regulations adopted from time to time by the U.S. Federal Communications Commission (FCC), Innovation, Science and Economic Development Canada (ISED), the European Union Directorate-General for Environment or regulatory agencies in other countries. Regulatory changes in current spectrum bands may also require modifications to some of our products so they can continue to be manufactured and marketed.

Axon body worn cameras, docks, fleet vehicle cameras and signal devices are subject to the FCC’s rules and regulations in the United States, as well as local rules and regulations as applicable outside of the United States. These regulations affect CEDs with Signal technology, including the TASER 7, SPPM, and future CEDs implementing wireless technology. Compliance with government regulations could increase our operations and product costs and impact our future financial results.

Additionally, some of our products depend on drones or other unmanned aerial and ground-based systems which operate on the radio spectrum.  The Federal Aviation Administration and other agencies at the federal, state and local levels (as well as in foreign jurisdictions) are beginning to address some of the numerous certification, regulatory and legal challenges associated with drones, but a comprehensive set of standards and enforcement procedures will need to be developed. Changes to the regulation of drones or other unmanned aerial systems may impact our future financial results.

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

Privacy Regulations

We are subject to various risks and costs associated with the collection, processing, storage and transmission of personally identifiable information and other sensitive and confidential information. This data is wide ranging and relates to our employees, customers, third parties, and the subjects of law enforcement. Our compliance obligations include laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive and hold certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. If one or more of the legal mechanisms for transferring data from other countries to the U.S. is invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results. Countries may also pass legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and expose us to significant penalties for non-compliance. The European Parliament adopted the General Data Protection Regulation (“GDPR”), effective May 2018, that extended the scope of European privacy laws to any entity that controls or processes personal data of European Union residents in connection with the offer of goods or services or the monitoring of behavior and imposes new compliance obligations concerning the handling of personal data. We are also subject to U.S. laws and regulations, including, without limitation, the California Privacy Rights Act, which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory ﬁnes and damages for data breaches or other California Consumer Privacy Act violations, as well as a requirement of “reasonable” cybersecurity, which could subject us to additional compliance costs as well as potential fines, individual claims, class actions and commercial liabilities.

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

Additionally, unfavorable perception regarding our social initiatives, governance practices, diversity initiatives, the perceived or actual impacts of our products and services, environmental policies or other growing concerns of our stakeholders, could adversely affect our reputation. Any negative effect on our reputation could have an adverse effect on the size of our customer base, which could adversely affect our business and financial results. We have been, and may be in the future, subject to informal private or public inquiries and formal proxy proposals by activists urging us to take certain corporate actions related to ESG matters, which may not be aligned with our best interests. These activities may adversely affect our business in a number of ways, since responding to inquiries or proposals can be costly, time consuming, and disruptive to our operations and could meaningfully divert the attention of our resources, including those of our management team and our employees.

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

As of December 31, 2022, we had outstanding an aggregate principal amount of $690.0 million of our 0.50% Convertible Senior Notes due 2027 (the “Notes”). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the notes.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6.    Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the
Quarterly Report on Form 10-Q, filed August 9, 2022)
3.2	Bylaws, as amended and restated (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed August 9, 2022)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL

+Management contract or compensatory plan or arrangement

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	May 9, 2023
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2023	By:	/s/ BRITTANY BAGLEY
Chief Financial Officer and Chief Business Officer
(Principal Financial and
Accounting Officer)