Form 10-Q
period 2023-06-30
AXON ENTERPRISE, INC.
filed 2023-08-08
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023 or
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

The number of shares of the registrant’s common stock outstanding as of August 4, 2023 was 74,759,989.

AXON ENTERPRISE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed products and services and related development efforts and activities; expectations about the market for our current and future products and services; the impact of pending litigation; strategies and trends relating to subscription plan programs and revenues; statements related to recently completed acquisitions; our anticipation that contracts with governmental customers will be fulfilled; strategies and trends, including the amounts and benefits of, research and development investments; the sufficiency of our liquidity and financial resources; expectations about customer behavior; the impact on our investment portfolio of changes in interest rates; our potential use of foreign currency forward and option contracts; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements of management’s strategies, goals and objectives and other similar expressions; as well as the ultimate resolution of financial statement items requiring critical accounting estimates, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. The following important factors could cause actual results to differ materially from those in the forward-looking statements: our exposure to cancellations of government contracts due to appropriation clauses, exercise of a cancellation clause, or non-exercise of contractually optional periods; the ability of law enforcement agencies to obtain funding, including based on tax revenues; our ability to design, introduce and sell new products or features; our ability to defend against litigation and protect our intellectual property, and the resulting costs of this activity; our ability to win bids through the open bidding process for governmental agencies; our ability to manage our supply chain and avoid production delays, shortages, and impacts to expected gross margins; the impacts of inflation, macroeconomic conditions and global events; the impact of stock-based compensation expense, impairment expense, and income tax expense on our financial results; customer purchase behavior, including adoption of our software as a service delivery model; negative media publicity or sentiment regarding our products; the impact of product mix on projected gross margins; defects in, or misuse of, our products; changes in the costs of product components and labor; loss of customer data, a breach of security, or an extended outage, including by our third party cloud-based storage providers; exposure to international operational risks; delayed cash collections and possible credit losses due to our subscription model; changes in government regulations in the United States and in foreign markets, especially related to the classification of our products by the United States Bureau of Alcohol, Tobacco, Firearms and Explosives; our ability to integrate acquired businesses; the impact of declines or increases in the fair value or impairment of our investments, including our strategic investments; our ability to attract and retain key personnel; litigation or inquiries and related time and costs; and counter-party risks relating to cash balances held in excess of FDIC insurance limits. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. This Quarterly Report on Form 10-Q lists various important factors that could cause actual results to differ materially from expected and historical results. These factors are intended as cautionary statements for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in this Quarterly Report on Form 10-Q, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures

ii

we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission (“SEC”). Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AXON ENTERPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$474,203	$353,684
Marketable securities	64,800	39,240
Short-term investments	594,942	581,769
Accounts and notes receivable, net of allowance of $1,950 and $2,176 as of June 30, 2023 and December 31, 2022, respectively	372,060	358,190
Contract assets, net	255,306	196,902
Inventory	249,767	202,471
Prepaid expenses and other current assets	101,572	73,022
Total current assets	2,112,650	1,805,278
Property and equipment, net	179,096	169,843
Deferred tax assets, net	198,581	156,866
Intangible assets, net	21,837	12,158
Goodwill	57,741	44,983
Long-term investments	15,481	156,207
Long-term notes receivable, net	5,278	5,210
Long-term contract assets, net	75,200	45,170
Strategic investments	233,637	296,563
Other long-term assets	177,903	159,616
Total assets	$3,077,404	$2,851,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,989	$59,918
Accrued liabilities	118,162	155,934
Current portion of deferred revenue	412,212	360,037
Customer deposits	14,517	20,399
Other current liabilities	7,359	6,358
Total current liabilities	625,239	602,646
Deferred revenue, net of current portion	265,458	248,003
Liability for unrecognized tax benefits	17,812	10,745
Long-term deferred compensation	8,767	6,285
Deferred tax liability, net	2,782	1
Long-term lease liabilities	33,987	37,143
Convertible notes, net	675,518	673,967
Other long-term liabilities	2,843	4,613
Total liabilities	1,632,406	1,583,403
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 74,763,004 and 71,474,581 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	1,293,089	1,174,594
Treasury stock at cost, 20,220,227 shares as of June 30, 2023 and December 31, 2022	(155,947)	(155,947)
Retained earnings	314,581	257,022
Accumulated other comprehensive loss	(6,726)	(7,179)
Total stockholders’ equity	1,444,998	1,268,491
Total liabilities and stockholders’ equity	$3,077,404	$2,851,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales from products	$233,474	$200,051	$452,863	$376,255
Net sales from services	141,131	85,562	264,785	165,784
Net sales	374,605	285,613	717,648	542,039
Cost of product sales	101,192	87,502	208,776	166,854
Cost of service sales	41,292	24,148	72,649	45,483
Cost of sales	142,484	111,650	281,425	212,337
Gross margin	232,121	173,963	436,223	329,702
Operating expenses:
Sales, general and administrative	119,922	95,005	236,489	185,134
Research and development	71,940	57,547	142,867	105,963
Total operating expenses	191,862	152,552	379,356	291,097
Income from operations	40,259	21,411	56,867	38,605
Interest and other income (loss), net	(52,368)	47,026	(27,092)	102,325
Income (loss) before provision for income taxes	(12,109)	68,437	29,775	140,930
Provision for (benefit from) income taxes	(24,529)	17,475	(27,784)	35,097
Net income	$12,420	$50,962	$57,559	$105,833
Net income per common and common equivalent shares:
Basic	$0.17	$0.72	$0.78	$1.49
Diluted	$0.16	$0.71	$0.77	$1.46
Weighted average number of common and common equivalent shares outstanding:
Basic	74,224	71,040	73,435	70,995
Diluted	75,780	72,283	74,834	72,316
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$12,420	$50,962	$57,559	$105,833
Foreign currency translation adjustments	(557)	(2,166)	1,119	(3,238)
Unrealized loss on available-for-sale investments	(850)	(161)	(666)	(650)
Comprehensive income	$11,013	$48,635	$58,012	$101,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2022	71,474,581	$1	$1,174,594	20,220,227	$(155,947)	$257,022	$(7,179)	$1,268,491
Issuance of common stock	154,500	—	33,650	—	—	—	—	33,650
Issuance of common stock under employee plans, net	335,629	—	(34,841)	—	—	—	—	(34,841)
Stock options exercised	1,901,535		54,346	—	—	—	—	54,346
Stock-based compensation	—	—	34,350	—	—	—	—	34,350
Issuance of common stock for business combination contingent consideration	7,817	—	—	—	—	—	—	—
Net income	—	—	—	—	—	45,139	—	45,139
Other comprehensive income, net	—	—	—	—	—	—	1,860	1,860
Balance, March 31, 2023	73,874,062	$1	$1,262,099	20,220,227	$(155,947)	$302,161	$(5,319)	$1,402,995
Issuance of common stock	313,094	—	61,156	—	—	—	—	61,156
Issuance of common stock under employee plans, net	570,357	—	(62,214)	—	—	—	—	(62,214)
Stock options exercised	5,491		157	—	—	—	—	157
Stock-based compensation	—	—	31,891	—	—	—	—	31,891
Net income	—	—	—	—	—	12,420	—	12,420
Other comprehensive loss, net	—	—	—	—	—	—	(1,407)	(1,407)
Balance, June 30, 2023	74,763,004	$1	$1,293,089	20,220,227	$(155,947)	$314,581	$(6,726)	$1,444,998

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2021	70,896,856	$1	$1,095,229	20,220,227	$(155,947)	$109,883	$(1,317)	$1,047,849
Issuance of common stock	—	—	(70)	—	—	—	—	(70)
Issuance of common stock under employee plans, net	99,802	—	(1,388)	—	—	—	—	(1,388)
Stock-based compensation	—	—	25,088	—	—	—	—	25,088
Net income	—	—	—	—	—	54,871	—	54,871
Other comprehensive loss, net	—	—	—	—	—	—	(1,561)	(1,561)
Balance, March 31, 2022	70,996,658	$1	$1,118,859	20,220,227	$(155,947)	$164,754	$(2,878)	$1,124,789
Issuance of common stock		—	(4)	—	—	—	—	(4)
Issuance of common stock under employee plans, net	81,041	—	(931)	—	—	—	—	(931)
Stock-based compensation	—	—	21,162	—	—	—	—	21,162
Net income	—	—		—	—	50,962	—	50,962
Other comprehensive loss, net	—	—		—	—		(2,327)	(2,327)
Balance, June 30, 2022	71,077,699	1	1,139,086	20,220,227	(155,947)	215,716	(5,205)	1,193,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$57,559	$105,833
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,169	11,965
Amortization of issuance cost	1,531	—
Coupon interest expense	1,725	—
Purchase accounting adjustments to goodwill	—	58
Loss on disposal and abandonment of intangible assets	18	48
Loss on disposal and impairment of property, equipment, and other assets, net	162	189
Unrealized loss (gain) on strategic investments and marketable securities, net	46,342	(103,836)
Gain on insurance recoveries	(789)	—
Stock-based compensation	66,241	46,250
Deferred income taxes	(37,605)	26,050
Unrecognized tax benefits	2,867	3,895
Bond amortization	(8,036)	301
Noncash lease expense	2,978	3,279
Provision for expected credit losses	341	183
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(102,205)	(80,247)
Inventory	(43,585)	(47,109)
Prepaid expenses and other assets	(49,290)	(2,688)
Accounts payable, accrued and other liabilities	(35,976)	24,569
Deferred revenue	69,886	74,600
Net cash provided by (used in) operating activities	(13,667)	63,340
Cash flows from investing activities:
Purchases of investments	(246,049)	(108,240)
Proceeds from call, maturity, and sale of investments	381,082	9,473
Exercise of warrants of strategic investments	—	(6,555)
Purchases of property and equipment	(21,650)	(29,847)
Proceeds from disposal of property and equipment	3	91
Purchases of intangible assets	(187)	(104)
Strategic investments	(10,917)	(61,500)
Business acquisition, net of cash acquired	(21,026)	(2,104)
Net cash provided by (used in) investing activities	81,256	(198,786)
Cash flows from financing activities:
Net proceeds from equity offering	94,806	(74)
Proceeds from options exercised	54,503	—
Income and payroll tax payments for net-settled stock awards	(97,055)	(2,319)
Net cash provided by (used in) financing activities	52,254	(2,393)
Effect of exchange rate changes on cash and cash equivalents	806	(3,910)
Net increase (decrease) in cash and cash equivalents	120,649	(141,749)
Cash and cash equivalents and restricted cash, beginning of period	355,552	356,438
Cash and cash equivalents and restricted cash, end of period	$476,201	$214,689

Supplemental disclosures:
Cash and cash equivalents	$474,203	$212,815
Restricted cash (Note 1)	1,998	1,874
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$476,201	$214,689

Cash paid for income taxes, net of refunds	$25,052	$2,289

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$750	$2,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 - Organization and Summary of Significant Accounting Policies

Axon Enterprise, Inc. (“Axon”, the “Company”, “we”, or “us”) is a market-leading provider of law enforcement technology solutions. Our mission is to protect life in service of promoting peace, justice and strong institutions.

Our headquarters in Scottsdale, Arizona houses our executive management, sales, marketing, certain engineering, manufacturing, finance and other administrative support functions. Our global software hub is located in Seattle, Washington, and we also have subsidiaries and / or offices located in Australia, Belgium, Canada, Finland, France, Germany, Hong Kong, India, Italy, the Netherlands, Spain, the United Kingdom, and Vietnam.

The accompanying unaudited condensed consolidated financial statements include the accounts of Axon Enterprise, Inc. and our subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2022, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

●	product warranty reserves,
●	inventory valuation,
●	revenue recognition,
●	reserve for expected credit losses,
●	valuation of goodwill, intangible and long-lived assets,
●	valuation of strategic investments,
●	recognition, measurement and valuation of current and deferred income taxes,
●	stock-based compensation, and
●	recognition and measurement of contingencies and accrued litigation expense.

Actual results could differ materially from those estimates.

Segment Information

Our operations comprise two reportable segments: the development, manufacture and sale of fully integrated hardware and cloud-based software solutions that enable law enforcement to capture, securely store, manage, share and analyze video and other digital evidence (collectively, the “Software and Sensors” segment); and the manufacture and sale of conducted electrical devices (“CEDs”), batteries, accessories, extended warranties and other products and services (collectively, the “TASER” segment). In both segments, we report sales of products and services. Service revenue in both segments includes sales related to Axon Evidence. In the Software and Sensors segment, service revenue also includes other recurring cloud-hosted software revenue and related professional services. Reportable segments are determined based on discrete financial information reviewed by our Chief Executive Officer who is our chief operating decision maker (“CODM”). We organize and review operations based on products and services, and currently there are no operating segments that are aggregated. We perform an analysis of our reportable segments at least annually. Additional information related to our business segments is summarized in Note 15.

Geographic Information and Major Customers / Suppliers

For the three and six months ended June 30, 2023, no individual country outside the United States represented more than 10% of total net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of our customers. For the three and six months ended June 30, 2023, no customer represented more than 10% of total net sales. At June 30, 2023 and December 31, 2022, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.

We currently purchase both off the shelf and custom components, including, but not limited to, finished circuit boards, injection-molded plastic components, small machined parts, custom cartridge components, electronic components, and off the shelf sub-assemblies from suppliers located in the United States, China, Republic of Korea, Malaysia, Mexico, Sri Lanka, Taiwan, and Vietnam. We may source from other countries as well. Although we currently obtain many of these components from single source suppliers, we own the injection molded component tooling, most of the designs, and the test fixtures used in their production for all custom components. As a result, we believe we could obtain alternative suppliers in most cases. Although we have previously experienced supply chain disruptions relating to materials and port constraints, we continue to manage potential logistical interruptions. We remain focused on closely managing our supply chain. We continue to bolster our strategic relationships in our supply chain, identifying secondary/alternate sourcing, adjusting build plans accordingly, and building in logistic modes in support of our increasing demand while working to minimize disruption to customers. We acquire most of our components on a purchase order basis and do not currently have significant long-term purchase contracts with most component suppliers.

Income per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution from outstanding stock options and unvested restricted stock units. The effects of outstanding stock options, unvested restricted stock units, our 2027 convertible senior notes (the “Notes” or “2027 Notes”), and warrants to acquire shares of our common stock (the “Warrants” or “2027 Warrants”) are excluded from the computation of diluted net income per share in periods in which the effect would be antidilutive. The calculation of the weighted average number of shares outstanding and earnings per share are as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$12,420	$50,962	$57,559	$105,833
Denominator:
Weighted average shares outstanding	74,224	71,040	73,435	70,995
Dilutive effect of stock-based awards	1,556	1,243	1,399	1,321
Diluted weighted average shares outstanding	75,780	72,283	74,834	72,316

Net income per common share:
Basic	$0.17	$0.72	$0.78	$1.49
Diluted	$0.16	$0.71	$0.77	$1.46

Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based awards	129	2,991	135	2,912
2027 Notes	3,017	—	3,017	—
2027 Warrants	3,017	—	3,017	—
Total potentially dilutive securities	6,163	2,991	6,169	2,912

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

Changes in our estimated product warranty liabilities were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Balance, beginning of period	$811	$2,822
Utilization of reserve	(514)	(1,574)
Warranty expense	3,143	380
Balance, end of period	$3,440	$1,628

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

We have cash equivalents and investments, which at June 30, 2023 comprised money market funds, commercial paper, corporate bonds, term deposits, U.S. government, municipal bonds, agency bonds, U.S. Treasury bills, and U.S. Treasury Inflation-Protected Securities. Cash equivalents and investments at December 31, 2022 also included certificates of deposit. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Included in the balance of other long-term assets as of June 30, 2023 and December 31, 2022 was $5.2 million and $4.3 million, respectively, related to corporate-owned life insurance policies which are used to fund our deferred compensation plan.

We determine the fair value of insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.

We have an investment in marketable securities, for which changes in fair value are recorded in the condensed consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in interest and other income (loss), net.

We have strategic investments in eight unconsolidated affiliates as of June 30, 2023. The estimated fair value of the investments was determined based on Level 3 inputs. In determining the estimated fair value of our strategic investments in privately held companies, we utilize observable data available to us as discussed further in Note 6.

We have convertible senior notes, for which the fair value is determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at June 30, 2023 to be a Level 2 measurement as they are not publicly traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.

Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the condensed consolidated balance sheet.

Restricted Cash

Restricted cash balance as of June 30, 2023 was $2.0 million primarily related to funds held in an international bank account securing a guarantee and funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. Approximately $1.9 million was included in prepaid expenses and other assets on our condensed consolidated balance sheet, with the remainder in other long-term assets. Restricted cash balance as of December 31, 2022 was $1.9 million primarily related to funds held in an international bank account securing a guarantee and funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. Approximately $1.8 million was included in prepaid expenses and other assets on our condensed consolidated balance sheet, with the remainder in other long-term assets.

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

Note 2 - Revenues

Nature of Products and Services

The following tables present our revenues by primary product and service offering (in thousands):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER Devices (Professional)	$84,975	$—	$84,975	$70,313	$—	$70,313
Cartridges	48,425	—	48,425	49,845	—	49,845
Axon Evidence and Cloud Services	8,494	132,102	140,596	3,720	81,911	85,631
Extended Warranties	7,715	15,166	22,881	7,459	12,498	19,957
Axon Body Cameras and Accessories	—	32,781	32,781	—	33,938	33,938
Axon Fleet Systems	—	35,960	35,960	—	15,881	15,881
Other (1) (2)	4,801	4,186	8,987	4,249	5,799	10,048
Total	$154,410	$220,195	$374,605	$135,586	$150,027	$285,613

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER Devices (Professional)	$152,447	$—	$152,447	$133,477	$—	$133,477
Cartridges	95,225	—	95,225	87,670	—	87,670
Axon Evidence and Cloud Services	15,695	250,416	266,111	6,737	161,850	168,587
Extended Warranties	15,385	29,251	44,636	14,138	21,559	35,697
Axon Body Cameras and Accessories	—	71,578	71,578	—	72,455	72,455
Axon Fleet Systems	—	68,932	68,932	—	29,701	29,701
Other (1) (2)	9,940	8,779	18,719	7,924	6,528	14,452
Total	$288,692	$428,956	$717,648	$249,946	$292,093	542,039

(1)	TASER segment “Other” includes smaller categories, such as Virtual Reality (“VR”) hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)	Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room and Axon Air.

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
United States	$321,921	86%	$228,446	80%	$612,859	85%	$442,660	82%
Other countries	52,684	14	57,167	20	104,789	15	99,379	18
Total	$374,605	100%	$285,613	100%	$717,648	100%	$542,039	100%

Contract Balances

The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the six months ended June 30, 2023 (in thousands):

June 30, 2023
Contract assets, net	$330,506
Contract liabilities (deferred revenue)	677,670
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	221,765

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	June 30, 2023			December 31, 2022
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$13,648	$16,944	$30,592	$14,207	$17,618	$31,825
Software and Sensors	29,138	15,293	44,431	26,229	15,338	41,567
	42,786	32,237	75,023	40,436	32,956	73,392
Hardware:
TASER	31,652	31,503	63,155	49,361	12,640	62,001
Software and Sensors	64,101	105,574	169,675	50,426	109,227	159,653
	95,753	137,077	232,830	99,787	121,867	221,654
Services:
TASER	7,575	8,402	15,977	7,637	9,501	17,138
Software and Sensors	266,098	87,742	353,840	212,177	83,679	295,856
	273,673	96,144	369,817	219,814	93,180	312,994
Total	$412,212	$265,458	$677,670	$360,037	$248,003	$608,040

	June 30, 2023			December 31, 2022
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$52,875	$56,849	$109,724	$71,205	$39,759	$110,964
Software and Sensors	359,337	208,609	567,946	288,832	208,244	497,076
Total	$412,212	$265,458	$677,670	$360,037	$248,003	$608,040

Remaining Performance Obligations

As of June 30, 2023, we had approximately $5.2 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, as of June 30, 2023. We expect to recognize between 15% - 25% of this balance over the next twelve months, and generally expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Note 3 - Cash, Cash Equivalents and Investments

The following tables summarize our cash, cash equivalents, marketable securities, and available-for-sale investments at June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Marketable	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Securities	Investments	Investments
Cash	$220,446	$—	$—	$220,446	$220,446	$—	$—	$—

Level 1:
Money market funds	6,635	—	—	6,635	6,635	—	—	—
Agency bonds	165,310	15	(597)	164,728	38,984	—	125,744	—
Treasury bills	131,907	35	—	131,942	131,942	—	—	—
Marketable securities	90,000	—	(25,200)	64,800	—	64,800	—	—
Subtotal	393,852	50	(25,797)	368,105	177,561	64,800	125,744	—
Level 2:
State and municipal obligations	1,942	—	—	1,942	—	—	1,942	—
Term deposits	176,196	—	—	176,196	76,196	—	100,000	—
Corporate bonds	170,413	26	(953)	169,486	—	—	167,206	2,280
U.S. government	133,123	—	(737)	132,386	—	—	119,185	13,201
Treasury Inflation-Protected Securities	2,573	—	(17)	2,556	—	—	2,556	—
Commercial paper	78,309	—	—	78,309	—	—	78,309	—
Subtotal	562,556	26	(1,707)	560,875	76,196	—	469,198	15,481
Total	$1,176,854	$76	$(27,504)	$1,149,426	$474,203	$64,800	$594,942	$15,481

As of June 30, 2023, we had $391.7 million of available-for-sale investments with unrealized losses. Of the $391.7 million of available-for-sale investments with unrealized losses, $21.3 million has been in a continuous unrealized loss position for twelve months or longer, with total gross unrealized losses of $0.5 million. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.

During the year ended December 31, 2021, we acquired 9.0 million shares of common stock of Cellebrite DI Ltd (“CLBT”) with a fair value of $90.0 million. The CLBT common stock is recorded as marketable securities in the accompanying condensed consolidated balance sheets and its fair value is adjusted every reporting period. Changes in fair value are recorded in the condensed consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in interest and other income (loss), net. During the three and six months ended June 30, 2023, we recorded an unrealized gain on marketable securities of $10.0 million and $25.6 million, respectively, relating to CLBT.

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

The following table provides a roll-forward of the allowance for expected credit losses that is deducted from the amortized cost basis of accounts receivable, notes receivable, and contract assets to present the net amount expected to be collected (in thousands):

	Six Months Ended June 30, 2023
	United States	Other countries	Total
Balance, beginning of period	$3,064	$566	$3,630
Provision for expected credit losses	226	115	341
Amounts written off charged against the allowance	(402)	(104)	(506)
Balance, end of period	$2,888	$577	$3,465

As of June 30, 2023 and December 31, 2022, the allowance for expected credit losses for each type of customer receivable was as follows (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable and notes receivable, current	$1,950	$2,176
Contract assets, net	1,447	1,360
Long-term notes receivable, net of current portion	68	94
Total allowance for expected credit losses on customer receivables	$3,465	$3,630

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

Inventory consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$96,467	$72,740
Finished goods	153,300	129,731
Total inventory	$249,767	$202,471

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

The following tables provide a roll-forward of the balance of strategic investments (in thousands):

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Strategic investments	Warrants	Call options	Total	Strategic investments	Warrants	Call options	Total
Balance, beginning of period	$277,676	$1,654	$17,233	$296,563	$123,168	$31,284	—	$154,452
Investments	10,917	—	—	10,917	44,660	—	16,340	61,000
Fair value adjustments:
Unrealized gains	—	—	—	—	—	—	—	—
Unrealized losses and impairments	(72,648)	(1,195)	—	(73,843)	(391)	—	—	(391)
Exercises	—	—	—	—	96,719	(30,089)	—	66,630
Balance, end of period	$215,945	$459	$17,233	$233,637	$264,156	$1,195	$16,340	$281,691

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Strategic investments	Warrants	Call options	Total	Strategic investments	Warrants	Call options	Total
Balance, beginning of period	$277,676	$1,654	$17,233	$296,563	$80,775	$2,745	—	$83,520
Investments	10,917	—	—	10,917	45,160	—	16,340	61,500
Fair value adjustments:
Unrealized gains	—	—	—	—	41,893	28,539	—	70,432
Unrealized losses and impairments	(72,648)	(1,195)	—	(73,843)	(391)	—	—	(391)
Exercises	—	—	—	—	96,719	(30,089)	—	66,630
Balance, end of period	$215,945	$459	$17,233	$233,637	$264,156	$1,195	$16,340	$281,691

	Inception to date
	Strategic investments	Warrants	Call options	Total
Investments	$120,399	$3,047	$17,233	$140,679
Fair value adjustments:
Realized gains	12,312	—	—	12,312
Unrealized gains	74,817	29,073	—	103,890
Unrealized losses and impairments	(73,756)	(1,572)	—	(75,328)
Exercises	96,719	(30,089)	—	66,630
Sales	(14,546)	—	—	(14,546)
Balance, end of period	$215,945	$459	$17,233	$233,637

In accordance with ASC 321-10-35-3, we determined an impairment indicator existed for one of our strategic investments as of June 30, 2023. Thus, we performed a quantitative analysis and concluded the fair value was less than the carrying value. An unrealized impairment loss of $73.8 million related to our strategic investment and related warrants was recorded in interest and other income (loss), net on our condensed consolidated statement of operations during the three months ended June 30, 2023.

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

We determine whether we are the primary beneficiary of a VIE by performing an analysis that principally considers:

●	The VIE’s purpose, design, and risks the VIE was designed to create and pass through to its variable interest holders;
●	The VIE’s capital structure;
●	The terms between the VIE and its variable interest holders and other parties involved with the VIE; and
●	Related-party affiliations.

The table below presents a summary of the unconsolidated VIEs in which we hold variable interests:

	June 30, 2023	December 31, 2022
Total unconsolidated variable interest entities:
Carrying value of variable interest - assets	$11,530	$11,530
Carrying value of variable interest - liabilities	—	—
Maximum exposure to loss:
Non-public equity (1)	11,530	11,530
Total	$11,530	$11,530

(1) The maximum exposure to loss is limited to the carrying value of the interest.

In the table above:

●	The nature of our variable interest is described in the row under maximum exposure to loss.
●	Our exposure to the obligations of the VIE is limited to our interest in the entity.

The primary purpose of our U.S-based, unconsolidated VIE investments is to create strategic partnerships with market-leading providers of law enforcement technology solutions. We present all variable interests in unconsolidated VIEs as strategic investments within the long-term assets section of the condensed consolidated balance sheet.

We have provided financial support to the unconsolidated VIEs in exchange for preferred equity as well as warrants and call options that give us the ability to commit additional capital over time. Financial support provided to the unconsolidated VIEs is used to continue to finance their operations. We have no explicit or implicit arrangements to provide additional financial support to the VIEs and we have no liabilities to the VIEs as of June 30, 2023 and December 31, 2022.

Note 8 - Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Accrued salaries, benefits and bonus	$60,778	$97,882
Accrued professional, consulting and lobbying fees	6,370	3,861
Accrued warranty expense	3,440	811
Accrued income and other taxes	5,825	13,559
Accrued inventory in transit	13,812	10,548
Other accrued expenses	27,937	29,273
Accrued liabilities	$118,162	$155,934

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

The following table summarizes the carrying value of the Notes (in thousands):

	June 30, 2023	December 31, 2022
Principal	$690,000	$690,000
Unamortized debt issuance costs	(14,482)	(16,033)
Convertible notes carrying amount, net	$675,518	$673,967

We consider the fair value of the Notes to be a Level 2 measurement. The estimated fair value of the Notes at June 30, 2023 and December 31, 2022 is based on the closing trading price per $1,000 of the Notes as of the last day of trading for each period as follows (in millions):

	June 30, 2023	December 31, 2022
2027 Notes	$737.9	$687.3

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Contractual interest expense	$862	$1,725
Amortization of debt issuance costs	775	1,531
Total interest expense	$1,637	$3,256

Note Hedge

To reduce the impact of potential economic dilution upon conversion of the Notes, we entered into a convertible note hedge transaction (the “Note Hedge” or “2027 Note Hedge”) with certain investment banks, with respect to our common stock, concurrently with the issuance of the 2027 Notes.

	Purchase Price	Shares Purchased
2027 Note Hedge	$194,994	3,016,680

The Note Hedge covers shares of our common stock at a strike price per share that corresponds to the initial conversion price of the respective Notes, subject to adjustment, and is exercisable upon conversion of the Notes. If exercised, we may elect to receive cash, shares of our common stock, or a combination of cash and shares. We have accounted for the aggregate amount of purchase price for the Note Hedge as a reduction to additional paid-in capital. The Note Hedge will expire upon the maturity of the Notes. The Note Hedge is intended to reduce the potential economic dilution upon conversion of the Notes in the event that the fair value per share of our common stock at the time of exercise is greater than the conversion price of the Notes. The Note Hedge is a separate transaction and is not part of the terms of the Notes. Holders of the Notes do not have any rights with respect to the Note Hedge. The Note Hedge does not impact earnings per share, as it was entered into to offset any dilution from the Notes. As of June 30, 2023, 3,016,680 shares remain subject to the Note Hedge.

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

Deferred Tax Assets

Net deferred income tax assets at June 30, 2023, primarily include R&D capitalization net of amortization, deferred revenue, convertible debt net of amortization, accruals and reserves, and stock-based compensation expense partially offset by accelerated depreciation expense and valuation allowance reserve. Our total net deferred tax assets at June 30, 2023 were $195.8 million.

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

As of June 30, 2023, management continues to believe the positive evidence from projected future earnings outweighs the negative evidence and a valuation allowance is only needed on specific deferred tax assets. We have concluded that a valuation allowance is necessary against unrealized investment losses as well as transaction costs incurred in connection with certain investments. Additionally, we do have Arizona R&D tax credits expiring unutilized each year; therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized, and a valuation allowance has been recorded against this net asset.

In Australia, we have determined that sufficient deferred tax liabilities will reverse in order to realize all assets except one long-lived intangible where there is not an expectation that the asset may be realized. Therefore, we continue to recognize a partial valuation allowance for Australia.

We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal and state income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $24.3 million as of June 30, 2023. Should the unrecognized benefit of $24.3 million be recognized, our effective tax rate would be favorably impacted. Approximately $5.3 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D deferred tax asset.

Effective Tax Rate

Our overall effective tax rate for the six months ended June 30, 2023, after discrete period adjustments, was (93.3%). Before discrete adjustments, the estimated annual effective tax rate was 16.0%, which differs from the federal statutory rate, primarily due to the impact of R&D tax credits and a decrease in valuation allowance offset by the executive compensation limitation under Internal Revenue Code (“IRC”) Section 162(m) and an increase in unrecognized tax benefits, on projected pre-tax income for the year. The effective tax rate was favorably impacted by a $33.9 million discrete tax benefit primarily associated with net windfalls related to stock-based compensation for restricted stock units (“RSUs”) and performance stock units (“PSUs”) that vested during the six months ended June 30, 2023, primarily attributed to the vesting of the final three tranches of XSPP in March and May 2023.

Note 11 - Stockholders’ Equity

CEO Performance Award

On May 24, 2018, our stockholders approved the Board of Directors’ grant of 6,365,856 stock option awards to Patrick W. Smith, our CEO (the “CEO Performance Award”). The CEO Performance Award consists of twelve vesting tranches with a vesting schedule based entirely on the attainment of both operational goals (performance conditions) and market capitalization goals (market conditions), assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each attainment date.

As of June 30, 2023, all twelve market capitalization and operational goals have been achieved and certified by the Compensation Committee of the Board of Directors (the “Compensation Committee”). As a result, 6.4 million stock options have been certified by the Compensation Committee and vested. As all twelve operational goals have been achieved, we recorded stock-based compensation expense of $246.0 million related to the CEO Performance Award. No stock-based compensation expense was recorded related to the CEO Performance Award for the three months ended June 30, 2023.

eXponential Stock Performance Plan

On February 12, 2019, our shareholders approved the 2019 Stock Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our eXponential Stock Performance Plan (“XSPP”) and grants of eXponential Stock Units (“XSUs”) under the plan.

As of June 30, 2023, all twelve market capitalization and operational goals have been achieved and certified by the Compensation Committee. We recorded stock-based compensation expense of $197.7 million related to the XSU awards from their respective grant dates through June 30, 2023. As of June 30, 2023, we had $2.1 million of total unrecognized stock-based compensation expense, which will be recognized over a weighted-average period of 0.4 years. The unrecognized expense is related to certain awards that have not yet vested due to the minimum service requirement.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2023 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	1,565	$145.38
Granted	198	199.18
Released	(216)	120.14
Forfeited	(77)	156.58
Units outstanding, end of period	1,470	155.74	$286,783

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $195.12 per share, multiplied by the number of RSUs outstanding. As of June 30, 2023, there was $169.6 million in unrecognized compensation costs related to RSUs under our stock plans for awards that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.1 years. RSUs are released when vesting requirements are met.

Certain RSUs that vested in the six months ended June 30, 2023 were net-share settled such that we withheld shares to cover the employees’ tax obligations for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to RSUs were approximately one thousand and had a value of $0.3 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Performance Stock Units

The following table summarizes PSU activity, inclusive of XSUs, for the six months ended June 30, 2023 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	1,369	$43.43
Granted	—	—
Released	(1,167)	33.94
Forfeited	(43)	26.75
Units outstanding, end of period	159	117.67	$31,008

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $195.12 per share, multiplied by the number of PSUs outstanding. As of June 30, 2023, there was $3.8 million in unrecognized compensation costs related to PSUs under our stock plans for awards that are expected to vest. We expect to recognize the cost related to the PSUs over a weighted average period of 0.7 years. PSUs are released when vesting requirements are met.

Certain PSUs that vested in the six months ended June 30, 2023 were net-share settled such that we withheld shares to cover the employees’ tax obligations for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to PSUs were 0.5 million and had a value of $96.7 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2023 (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Aggregate
	Options	Price	Life (years)	Intrinsic Value
Options outstanding, beginning of year	2,438	$28.58
Granted	—	—
Exercised	(1,907)	28.58
Expired / terminated	—	—
Options outstanding and exercisable, end of period	531	28.58	4.66	$88,421

Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $195.12 on June 30, 2023.

Of the total stock options exercised during the six months ended June 30, 2023, 0.9 million shares were immediately sold to cover the exercise price and the option holder’s tax obligation for the applicable income and other employment taxes.

Stock-based Compensation Expense

The following table summarizes the composition of stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of product sales and service sales	$1,678	$1,066	$2,998	$2,174
Sales, general and administrative expenses	14,901	8,610	30,346	21,592
Research and development expenses	15,312	11,486	32,897	22,484
Total stock-based compensation expense	$31,891	$21,162	$66,241	$46,250

Stock Incentive Plan

In May 2022, our shareholders approved the Axon Enterprise, Inc. 2022 Stock Incentive Plan (the “2022 Plan”) authorizing an additional 2.5 million shares, plus remaining available shares under prior plans, for issuance under the new plan. Combined with our 2019 Plan and other legacy stock incentive plans, there are 2.7 million shares available for grant as of June 30, 2023.

Stock Repurchase Plan

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. During the six months ended June 30, 2023 and 2022, no common shares were purchased under the program. As of June 30, 2023, $16.3 million remains available under the plan for future purchases. Any future purchases will be discretionary.

At-the-Market equity offering

During the six months ended June 30, 2023, we sold 467,594 shares of our common stock under our "at-the-market" equity offering program (the “ATM”). We generated approximately $96.4 million in aggregate gross proceeds from sales under the ATM. Aggregate net proceeds from the ATM were $94.9 million after deducting related expenses, including commissions to the sales agent and issuance costs of $1.5 million.

We may sell up to a total of 3.0 million shares of our common stock under the ATM, with 2.0 million shares remaining as of June 30, 2023. The ATM expires on April 20, 2024. We intend to use the net proceeds from this offering for general corporate purposes, which may include, among other things, providing capital to satisfy a portion of the tax obligations related to the vesting and settlement of stock compensation awards granted to our executive officers and other employees under our stock incentive plans, to support our growth, and to acquire or invest in product lines, products, services, technologies or facilities.

Note 12 - Line of Credit

In December 2022, we entered into a credit agreement that provides for a senior unsecured multi-currency revolving credit facility in an aggregate principal amount of up to $200.0 million, $30.0 million of which is available for the issuance of letters of credit. The credit agreement will mature on the earlier of December 15, 2027 or the date that is six months prior to the stated maturity date of the 2027 Notes unless the Notes have been redeemed, repurchased, converted or defeased in full. Additionally, the credit agreement has an accordion feature which allows for an increase in the total line of credit up to $300.0 million, subject to each lender’s sole discretion.

At June 30, 2023 and December 31, 2022, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of June 30, 2023 we had letters of credit outstanding of approximately $7.4 million under the facility and available borrowing of $192.6 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at Term SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net debt to earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) ratio. EBITDA for the purposes of the credit agreement excludes investment interest income.

We are required to comply with a net leverage ratio, defined as consolidated total indebtedness to EBITDA, of no greater than 3.50 to 1.00 based upon a trailing four fiscal quarter period. At June 30, 2023, our net leverage ratio was 0.45 to 1.00. Additionally, we must comply with a consolidated interest coverage ratio, defined as EBITDA to consolidated interest expense, of no less than 3.50 to 1.00 based upon a trailing four fiscal quarter period. We are compliant with the consolidated interest coverage ratio, which is not meaningful for the period ended June 30, 2023.

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

U.S. Federal Trade Commission Litigation

The U.S. Federal Trade Commission (“FTC”) filed an administrative enforcement action in January 2020 regarding our May 2018 acquisition of an insolvent body worn camera competitor, Vievu LLC (“Vievu”). The FTC alleges the merger was anticompetitive and adversely affected the body worn camera and digital evidence management market for “large metropolitan police departments,” which we deny. The administrative hearing is presently stayed pending our federal court constitutional challenges to the FTC’s structure. Even if we ultimately are required to divest Vievu and other assets, we do not expect that any such result will interfere with our ability to meet contractual obligations or implement our solutions.

Prior to the FTC’s enforcement action, on January 3, 2020 we sued the FTC in federal court in the District of Arizona for declaratory and injunctive relief alleging the FTC’s structure is unconstitutional. The district court dismissed the action for lack of jurisdiction and the Ninth Circuit affirmed in a split decision. The U.S. Supreme Court granted our petition for certiorari in January 2022 and heard oral argument on November 7, 2022. On April 14, 2023, the Supreme Court issued a unanimous decision in Axon’s favor, confirming district court jurisdiction for constitutional challenges to the structure and existence of federal agencies like the FTC. The case was remanded to district court for further proceedings on the merits of Axon’s claims.

On June 20, 2023, the FTC withdrew the administrative case from adjudication to facilitate discussion regarding the proper resolution of the case. As always, we are open to evaluating strategic alternatives to litigation if achievable on terms agreeable to the FTC and Axon and determined to be in the best interests of shareholders and customers.

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

Off-Balance Sheet Arrangements

Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At June 30, 2023, we had outstanding letters of credit issued under our credit facility of $7.4 million that are expected to expire throughout 2023 and 2024. Additionally, we had $10.5 million of outstanding surety bonds at June 30, 2023 expiring in 2024.

Note 14 – Accumulated Other Comprehensive Income (loss)

The following tables reflect the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Gains (Losses)
	on Available-for-Sale	Foreign Currency
	Investments	Translation	Total
Balance, December 31, 2022	$(1,251)	$(5,928)	$(7,179)
Other comprehensive income	184	1,676	1,860
Balance, March 31, 2023	$(1,067)	$(4,252)	$(5,319)
Other comprehensive loss	(850)	(557)	(1,407)
Balance, June 30, 2023	$(1,917)	$(4,809)	$(6,726)

	Unrealized Gains (Losses)
	on Available-for-Sale	Foreign Currency
	Investments	Translation	Total
Balance, December 31, 2021	$(207)	$(1,110)	$(1,317)
Other comprehensive loss	(489)	(1,072)	(1,561)
Balance, March 31, 2022	$(696)	$(2,182)	$(2,878)
Other comprehensive loss	(161)	(2,166)	(2,327)
Balance, June 30, 2022	$(857)	$(4,348)	$(5,205)

Note 15 - Segment Data

Our operations comprise two reportable segments: the TASER segment and the Software and Sensors segment.

Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Net sales from products	$145,916	$87,558	$233,474	$131,721	$68,330	$200,051
Net sales from services	8,494	132,637	141,131	3,865	81,697	85,562
Net sales	154,410	220,195	374,605	135,586	150,027	285,613
Cost of product sales	59,968	41,224	101,192	48,463	39,039	87,502
Cost of service sales	1,085	40,207	41,292	—	24,148	24,148
Cost of sales	61,053	81,431	142,484	48,463	63,187	111,650
Gross margin	$93,357	$138,764	$232,121	$87,123	$86,840	$173,963

Research and development	$14,376	$57,564	$71,940	$13,316	$44,231	$57,547

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Net sales from products	$272,997	$179,866	$452,863	$242,875	133,380	$376,255
Net sales from services	15,695	249,090	264,785	7,071	158,713	165,784
Net sales	288,692	428,956	717,648	249,946	292,093	542,039
Cost of product sales	110,551	98,225	208,776	89,088	77,766	166,854
Cost of service sales	1,265	71,384	72,649	—	45,483	45,483
Cost of sales	111,816	169,609	281,425	89,088	123,249	212,337
Gross margin	$176,876	$259,347	$436,223	$160,858	$168,844	$329,702

Research and development	$30,456	$112,411	$142,867	$23,212	$82,751	$105,963

Note 16 – Business Acquisition

During the six months ended June 30, 2023, we completed an acquisition for total purchase consideration of $23.9 million. The purchase price included $2.2 million of contingent cash consideration, which is expected to be earned by the sellers upon meeting specified targets by July 1, 2027. Total transaction costs related to the acquisition were $1.3 million for the six months ended June 30, 2023. These transaction costs were expensed as incurred in selling, general and administrative expenses in our condensed consolidated statements of operations.

The preliminary purchase price allocation is subject to revision during the measurement period pending final asset valuation procedures and related calculations. Based on the preliminary purchase price allocation, we recorded $9.9 million of goodwill, $11.6 million of identifiable intangible assets, and $2.4 million in net tangible assets.

The goodwill generated from the acquisition is primarily attributable to increased synergies that are expected to be achieved from the integration of the business and is not deductible for tax purposes. We have assigned the goodwill to the Software and Sensors segment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2023, and results of operations for the three and six months ended June 30, 2023 and 2022, should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes in our 2022 Annual Report on Form 10-K filed with the SEC on February 28, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Item 1A. Risk Factors.” See also “Special Note Regarding Forward-Looking Statements” on page ii of this Quarterly Report on Form 10-Q.

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

Our revenues for the three months ended June 30, 2023 were $374.6 million, an increase of $89.0 million, or 31.2%, from the comparable period in the prior year. We had income from operations of $40.3 million compared to $21.4 million for the same period in the prior year. Gross margin dollars increased $58.2 million and increased as a percentage of revenue to 62.0% from 60.9% compared to the three months ended June 30, 2022, reflecting favorable product mix of higher margin software revenue, partially offset by manufacturing overhead and scale inefficiencies associated with the TASER 10 launch. Operating expenses increased $39.3 million, reflecting an increase in salaries, benefits, and bonus expense and increases in sales, marketing, and commissions expense, as well as an increase in stock-based compensation expense. Net income of $12.4 million included a noncash unrealized gain of $10.0 million on our investment in CLBT and a noncash unrealized impairment loss of $71.9 million, net, related to a strategic investment and related warrants. Net income of $51.0 million for the comparable period in the prior year included net unrealized gains of $59.7 million related to observable price changes for our existing investments and related warrants and an unrealized loss of $11.7 million on our investment in CLBT.

Our revenues for the six months ended June 30, 2023 were $717.6 million, an increase of $175.6 million, or 32.4%, from the comparable period in the prior year. We had income from operations of $56.9 million compared to $38.6 million for the same period in the prior year. Gross margin dollars increased $106.5 million and remained flat as a percentage of revenue compared to the six months ended June 30, 2022. Operating expenses increased $88.3 million, reflecting an increase in salaries, benefits, and bonus expense and increases in sales, marketing, and commissions expense, as well as an increase in stock-based compensation expense. For the six months ended June 30, 2023, we recorded net income of $57.6 million, which reflected a noncash unrealized gain of $25.6 million on our investment in CLBT and a noncash unrealized impairment loss of $71.9 million, net, related to a strategic investment and related warrants. Net income of $105.8 million for the comparable period in the prior year included net unrealized gains of $130.1 million related to observable price changes for our existing investments and related warrants and an unrealized loss of $26.3 million on our investment in CLBT.

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended June 30,
	2023		2022
Net sales from products	$233,474	62.3%	$200,051	70.0%
Net sales from services	141,131	37.7	85,562	30.0
Net sales	374,605	100.0	285,613	100.0
Cost of product sales	101,192	27.0	87,502	30.6
Cost of service sales	41,292	11.0	24,148	8.5
Cost of sales	142,484	38.0	111,650	39.1
Gross margin	232,121	62.0	173,963	60.9
Operating expenses:
Sales, general and administrative	119,922	32.0	95,005	33.3
Research and development	71,940	19.2	57,547	20.2
Total operating expenses	191,862	51.2	152,552	53.5
Income from operations	40,259	10.8	21,411	7.4
Interest and other income (loss), net	(52,368)	(14.0)	47,026	16.5
Income (loss) before provision for income taxes	(12,109)	(3.2)	68,437	23.9
Provision for (benefit from) income taxes	(24,529)	(6.5)	17,475	6.1
Net income	$12,420	3.3%	$50,962	17.8%

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended June 30,
	2023		2022
United States	$321,921	86%	$228,446	80%
Other countries	52,684	14	57,167	20
Total	$374,605	100%	$285,613	100%

International revenue decreased compared to the prior year comparable period, primarily driven by decreased sales in our Asia-Pacific (“APAC”) region, which benefitted from large hardware and cartridge orders during the prior year comparable period.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended June 30,				Dollar	Percent
	2023		2022		Change	Change
TASER segment:
TASER Devices (Professional)	$84,975	22.7%	$70,313	24.6%	$14,662	20.9%
Cartridges	48,425	12.9	49,845	17.5	(1,420)	(2.8)
Axon Evidence and Cloud Services	8,494	2.3	3,720	1.3	4,774	128.3
Extended Warranties	7,715	2.0	7,459	2.6	256	3.4
Other (1)	4,801	1.3	4,249	1.5	552	13.0
Total TASER segment	154,410	41.2	135,586	47.5	18,824	13.9
Software and Sensors segment:
Axon Body Cameras and Accessories	32,781	8.8	33,938	11.9	(1,157)	(3.4)
Axon Fleet Systems	35,960	9.6	15,881	5.5	20,079	126.4
Axon Evidence and Cloud Services	132,102	35.3	81,911	28.7	50,191	61.3
Extended Warranties	15,166	4.0	12,498	4.4	2,668	21.3
Other (2)	4,186	1.1	5,799	2.0	(1,613)	(27.8)
Total Software and Sensors segment	220,195	58.8	150,027	52.5	70,168	46.8
Total net sales	$374,605	100.0%	$285,613	100.0%	$88,992	31.2%

(1)	TASER segment “Other” includes smaller categories, such as VR hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)	Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room and Axon Air.

Net sales for the TASER segment increased 13.9% for the three months ended June 30, 2023 as compared to the prior year quarter, primarily due to an increase of $14.7 million in TASER devices (professional) revenue. The increase in TASER devices (professional) revenue primarily related to our next generation product, TASER 10, which began shipping in the first quarter of 2023. Net sales for Axon Evidence and cloud services also increased $4.8 million in the quarter due to an increase of software revenue tied to our VR solution and TASER devices. Partially offsetting the increase in TASER segment revenue was a $1.4 million decrease year over year in cartridge revenue due to several large international cartridge orders delivered in the second quarter of 2022. Fluctuations in cartridge revenue are generally attributable to customers who are not on cartridge subscriptions plans and periodically purchase in bulk.

Net sales for the Software and Sensors segment increased 46.8% for the three months ended June 30, 2023 as compared to the prior year quarter as we continued to add users and associated devices to our network. The increase in the aggregate number of users and the revenue per user drove the majority of the increase in Axon Evidence and cloud services revenue of $50.2 million. The $20.1 million increase in Axon Fleet systems revenue was primarily driven by higher unit sales as we continue to see strong demand since the release of Fleet 3 in 2021. An increase in cameras, docks and Fleet systems in the field drove the $2.7 million increase in extended warranties, as most of those devices are sold with extended warranties.

We consider total company future contracted revenues a forward-looking performance indicator. As of June 30, 2023, we had approximately $5.2 billion of total company future contracted revenue, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. We expect to recognize between 15% - 25% of this balance over the next twelve months, and expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment decreased to 60.5% from 64.3% for the three months ended June 30, 2023 and 2022, respectively. The decrease is primarily due to the introduction of our next generation device, TASER 10, and increased manufacturing overhead.

As a percentage of net sales, gross margin for the Software and Sensors segment increased to 63.0% from 57.9% for the three months ended June 30, 2023 and 2022, respectively. Within the Software and Sensors segment, hardware gross margin increased to 52.9% for the three months ended June 30, 2023 compared to 42.9% for the same period in 2022 due to a decrease in manufacturing overhead allocation, an improvement in Fleet 3 gross margins due to efficiencies from better fixed cost absorption, and a favorable non-recurring cost adjustment. Service margins decreased slightly to 69.7% for the three months ended June 30, 2023 from 70.4% for the same period in 2022 due to a higher mix of lower margin professional services revenue.

Sales, General and Administrative Expenses

Sales, general and administrative (“SG&A”) expenses were comprised as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar	Percent
	2023	2022	Change	Change
Total sales, general and administrative expenses	$119,922	$95,005	$24,917	26.2%
Sales, general, and administrative as a percentage of net sales	32.0%	33.3%

Salaries, benefits, and bonus expense increased $13.8 million in comparison to the prior year comparable period. An increase of $11.4 million in salaries, benefits, and bonus expense was attributable to an increase in headcount and higher wages. Additionally, $2.4 million was attributed to payroll taxes related to the vesting of two tranches of the XSPP in May 2023 and payroll taxes for CEO option exercises completed during the quarter ended June 30, 2023.

Stock-based compensation expense increased $6.3 million in comparison to the prior year comparable period, which was primarily attributable to an increase of $5.9 million in expense related to the XSPP, partially offset by a $2.9 million decrease related to the CEO Performance Award. The increase in stock-based compensation expense related to XSPP was due to the attainment of the 11th and 12th market capitalization goals in April 2023. Also contributing to the total increase in stock-based compensation expense was the expense reversal of $3.3 million related to employee forfeitures during the prior year comparable period.

Sales commissions increased $6.0 million in comparison to the prior year comparable period, tied to higher revenue.

Research and Development Expenses

Research and development (“R&D”) expenses were comprised as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar	Percent
	2023	2022	Change	Change
Total research and development expenses	$71,940	$57,547	$14,393	25.0%
Research and development as a percentage of net sales	19.2%	20.2%

Within the TASER segment, R&D expense increased $1.1 million comparable to the same period prior year. The increase is attributable to headcount growth driving increases in compensation, benefits and bonus expense.

R&D expense for the Software and Sensors segment increased $13.3 million, reflecting an increase of $7.8 million in salaries, benefits, and bonus expense due to higher headcount and increased wages. Additionally, there was a $3.4 million increase related to stock-based compensation expense, primarily related to increased headcount. Internal cloud storage costs also increased $1.3 million related to product development. Professional and consulting expenses increased $0.9 million primarily related to the launch of Axon Body 4, which began shipping in the second quarter of 2023.

Interest and Other Income, Net

Interest and other income (loss), net was a loss of $52.4 million for the three months ended June 30, 2023, compared to income of $47.0 million for the same period in 2022. During the second quarter of 2023, we recorded a net unrealized impairment loss of $71.9 million for an existing strategic investment and related warrants and interest expense of $1.7 million primarily related to our 2027 Notes, partially offset by an unrealized gain of $10.0 million related to our investment in CLBT and interest income of $11.3 million on our available-for-sale securities. For additional information regarding our 2027 Notes, refer to Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the three months ended June 30, 2022, we recorded a net unrealized gain of $59.7 million related to the exercise of warrants in one of our strategic investees and observable price changes for our existing investments and related warrants, as well as an unrealized loss of $11.7 million on marketable securities related to our investment in CLBT.

Provision for Income Taxes

The provision for income taxes was a benefit of $24.5 million for the three months ended June 30, 2023, which was an effective tax rate of 202.6%. Our estimated annual effective income tax rate for 2023, before discrete period adjustments, is 16.0%, which differs from the federal statutory rate primarily due to the impact of R&D tax credits and decrease in valuation allowance offset by the executive compensation limitation under Internal Revenue Code (“IRC”) Section 162(m) and an increase in unrecognized tax benefits, on projected pre-tax income for the year. The effective tax rate was favorably impacted by a $21.0 million discrete tax benefit associated with net windfalls related to stock-based compensation for RSUs and PSUs that vested during the three months ended June 30, 2023, primarily attributed to the vesting of the final three tranches of XSPP in May 2023.

Net Income

We recorded net income of $12.4 million for the three months ended June 30, 2023 compared to net income of $51.0 million for the same period in 2022. Net income per basic share was $0.17 for the three months ended June 30, 2023 compared to $0.72 net income per basic share for the same period in 2022. Net income per diluted share was $0.16 for the three months ended June 30, 2023 compared to $0.71 net income per diluted share for the same period in 2022.

Three Months Ended June 30, 2023 Compared to the Three Months Ended March 31, 2023

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended		Dollar	Percent
	June 30, 2023		March 31, 2023		Change	Change
TASER segment:
TASER Devices (Professional)	$84,975	22.7%	$67,472	19.7%	$17,503	25.9%
Cartridges	48,425	12.9	46,800	13.6	1,625	3.5
Axon Evidence and Cloud Services	8,494	2.3	7,201	2.1	1,293	18.0
Extended Warranties	7,715	2.0	7,670	2.2	45	0.6
Other (1)	4,801	1.3	5,139	1.5	(338)	(6.6)
Total TASER segment	154,410	41.2	134,282	39.1	20,128	15.0
Software and Sensors segment:
Axon Body Cameras and Accessories	32,781	8.8	38,797	11.3	(6,016)	(15.5)
Axon Fleet Systems	35,960	9.6	32,972	9.6	2,988	9.1
Axon Evidence and Cloud Services	132,102	35.3	118,314	34.5	13,788	11.7
Extended Warranties	15,166	4.0	14,085	4.1	1,081	7.7
Other (2)	4,186	1.1	4,593	1.4	(407)	(8.9)
Software and Sensors segment	220,195	58.8	208,761	60.9	11,434	5.5
Total net sales	$374,605	100.0%	$343,043	100.0%	$31,562	9.2%

(1)	TASER segment “Other” includes smaller categories, such as VR hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)	Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room and Axon Air.

Net sales within the TASER segment increased by approximately $20.1 million or 15.0% as compared to the prior quarter, primarily due to an increase in the units of TASER devices. The increase in TASER devices revenue is primarily attributable to our next generation device, TASER 10, which began shipping in the first quarter of 2023. Axon Evidence and cloud services also increased $1.3 million tied to software revenue for our TASER devices and VR hardware.

Within the Software and Sensors segment, net sales increased $11.4 million or 5.5% during the three months ended June 30, 2023 compared to the prior quarter. The increase in the aggregate number of users drove the majority of the increase in Axon Evidence and cloud services revenue of $13.8 million. Axon Fleet revenue increased $3.0 million as demand for Fleet 3 drove higher unit sales. Partially offsetting the increases in the Software and Sensors segment is a decrease of $6.0 million of Axon Body cameras and accessories revenue due to decreased units driven by anticipated demand for Axon Body 4, which began shipping at the end of the second quarter of 2023.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Six Months Ended June 30,
	2023		2022
Net sales from products	$452,863	63.1%	$376,255	69.4%
Net sales from services	264,785	36.9	165,784	30.6
Net sales	717,648	100.0	542,039	100.0
Cost of product sales	208,776	29.1	166,854	30.8
Cost of service sales	72,649	10.1	45,483	8.4
Cost of sales	281,425	39.2	212,337	39.2
Gross margin	436,223	60.8	329,702	60.8
Operating expenses:
Sales, general and administrative	236,489	33.0	185,134	34.2
Research and development	142,867	19.9	105,963	19.5
Total operating expenses	379,356	52.9	291,097	53.7
Income from operations	56,867	7.9	38,605	7.1
Interest and other income (loss), net	(27,092)	(3.8)	102,325	18.9
Income before provision for income taxes	29,775	4.1	140,930	26.0
Provision for (benefit from) income taxes	(27,784)	(3.9)	35,097	6.5
Net income	$57,559	8.0%	$105,833	19.5%

The following table presents our revenues disaggregated by geography (in thousands):

	Six Months Ended June 30,
	2023		2022
United States	$612,859	85%	$442,660	82%
Other Countries	104,789	15	99,379	18
Total	$717,648	100%	$542,039	100%

International revenue increased compared to the prior year comparable period, and decreased as a percentage of total revenue. The increase is primarily attributable to increased sales in our Americas region, partially offset by decreased sales in our APAC region, which benefitted from large hardware and cartridge orders during the prior year comparable period.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Six Months Ended June 30,				Dollar	Percent
	2023		2022		Change	Change
TASER segment:
TASER Devices (Professional)	$152,447	21.2%	$133,477	24.6%	$18,970	14.2%
Cartridges	95,225	13.3	87,670	16.2	7,555	8.6
Axon Evidence and Cloud Services	15,695	2.2	6,737	1.2	8,958	133.0
Extended Warranties	15,385	2.1	14,138	2.6	1,247	8.8
Other (1)	9,940	1.4	7,924	1.5	2,016	25.4
Total TASER segment	288,692	40.2	249,946	46.1	38,746	15.5
Software and Sensors segment:
Axon Body Cameras and Accessories	71,578	10.0	72,455	13.3	(877)	(1.2)
Axon Fleet Systems	68,932	9.6	29,701	5.5	39,231	132.1
Axon Evidence and Cloud Services	250,416	34.9	161,850	29.9	88,566	54.7
Extended Warranties	29,251	4.1	21,559	4.0	7,692	35.7
Other (2)	8,779	1.2	6,528	1.2	2,251	34.5
Total Software and Sensors segment	428,956	59.8	292,093	53.9	136,863	46.9
Total net sales	$717,648	100.0%	$542,039	100.0%	$175,609	32.4

(1)	TASER segment “Other” includes smaller categories, such as VR hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)	Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room and Axon Air.

Net sales for the TASER segment increased $38.8 million or 15.5% during the six months ended June 30, 2023, primarily due to an increase of $19.0 million in TASER devices and $7.6 million in cartridge revenue. We released our next generation device, TASER 10, in the first quarter of 2023 and have begun to see a shift to the next generation device from our legacy devices. The increase in cartridges revenue is attributable to product mix as we shift from legacy handles to our next generation devices, which have a higher cartridge attachment rate. The increase in revenue from Axon Evidence and cloud services of $9.0 million was driven by an increase in TASER software and VR revenue. Other revenue increased $2.0 million due to higher training revenue.

Net sales for the Software and Sensors segment increased $136.9 million or 46.9% during the six months ended June 30, 2023 as we continued to add users and associated devices to our network. The increase in the aggregate number of users drove the majority of the increase in Axon Evidence revenue of $88.6 million, as well as increases in professional services revenue from Fleet installations. The $39.2 million increase in Axon Fleet systems revenue was primarily driven by higher unit sales as we continue to see strong demand for Fleet 3. An increase in cameras, docks and Fleet systems in the field drove the $7.7 million increase in extended warranties, as most of those devices are sold with extended warranties. Demand for Interview Room drove the $2.3 million increase in other revenue.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment decreased to 61.3% from 64.4% for the six months ended June 30, 2023 and 2022, respectively. The decrease is primarily due to the introduction of our next generation device, TASER 10, and increased manufacturing overhead as well as nonrecurring inventory reserves incurred in the first quarter of 2023.

As a percentage of net sales, gross margin for the Software and Sensors segment increased to 60.5% from 57.8% for the six months ended June 30, 2023 and 2022, respectively. Within the Software and Sensors segment, hardware gross margin was 45.4% for the six months ended June 30, 2023 compared to 41.7% for the same period in 2022, while the service margin was 71.3% during each of those same periods. Hardware gross margin increased due to a decrease in manufacturing overhead allocation, an improvement in Fleet 3 gross margins due to efficiencies from better fixed cost absorption, and a favorable non-recurring cost adjustment. Service margin remained flat due to a higher mix of lower margin professional services revenue, offset by savings on cloud hosting costs.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,		Dollar	Percent
	2023	2022	Change	Change
Total sales, general and administrative expenses	$236,489	$185,134	$51,355	27.7%
Sales, general, and administrative as a percentage of net sales	33.0%	34.2%

Salaries, benefits, and bonus expense increased $31.2 million in comparison to the prior year comparable period. An increase of $22.4 million in salaries, benefits, and bonus expense was attributable to an increase in headcount and higher wages. Additionally, $8.8 million was attributed to payroll taxes related to the vesting of three tranches of our XSPP and payroll taxes for CEO option exercises completed during the six months ended June 30, 2023.

Sales and marketing and travel expenses increased $11.0 million in comparison to the prior year comparable period. The increase was primarily driven by a $7.7 million increase in sales commissions tied to increased revenue. Additionally, expense related to trade shows and seminars increased $2.4 million as we hosted our inaugural public safety training conference TASERCON in January 2023, announcing the launch of TASER 10. Travel expense also increased $1.4 million impacted by higher travel costs per trip.

Stock-based compensation expense increased $8.8 million in comparison to the prior year comparable period, which was primarily attributable to the vesting of three tranches of the XSPP and two tranches of the CEO Performance Award during the six months ended June 30, 2023. Also contributing to increased stock-based compensation expense is increased headcount.

Research and Development Expenses

Research and development expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,		Dollar	Percent
	2023	2022	Change	Change
Total research and development expenses	$142,867	$105,963	$36,904	34.8%
R&D expenses as a percentage of net sales	19.9%	19.5%

Within the TASER segment, R&D expense increased $7.2 million in comparison to the prior year comparable period. An increase of $4.2 million in salaries, benefits and bonus expense and $2.4 million related to stock-based compensation expense reflected higher headcount.

R&D expense for the Software and Sensors segment increased $29.7 million, reflecting an increase of $16.4 million in salaries, benefits, and bonus expense due to higher headcount and increased wages. Additionally, there was an increase of $8.1 million in stock-based compensation expense related to the vesting of three tranches of the XSPP during the six months ended June 30, 2023 and to increased headcount. Internal cloud storage costs also increased $2.2 million related to product development. Professional and consulting expenses increased $1.6 million primarily related to the launch of Axon Body 4, which began shipping in the second quarter of 2023.

Interest and Other Income, Net

Interest and other income (loss), net was a loss of $27.1 million for the six months ended June 30, 2023, compared to income of $102.3 million for the same period in 2022. During the first half of 2023, we recorded a net unrealized impairment loss of $71.9 million for an existing strategic investment and related warrants and interest expense of $3.5 million primarily related to our 2027 Notes, partially offset by an unrealized gain of $25.6 million related to our investment in CLBT and investment income of $21.9 million on our available-for-sale securities. For additional information regarding our 2027 Notes, refer to Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For the six months ended June 30, 2022, we recorded an unrealized gain of $130.1 million related to observable price changes for our existing investments and related warrants and the exercise of warrants in one of our strategic investees, which was partially offset in part by a $26.3 million unrealized loss on marketable securities related to our investment in CLBT.

Provision for Income Taxes

The provision for income taxes was a benefit of $27.8 million for the six months ended June 30, 2023, which was an effective tax rate of (93.3%). Our estimated annual effective income tax rate for 2023, before discrete period adjustments, is 16.0%, which differs from the federal statutory rate primarily due to the impact of R&D tax credits and a decrease in valuation allowance offset by the executive compensation limitation under IRC Section 162(m) and an increase in unrecognized tax benefits, on projected pre-tax income for the year. The effective tax rate was favorably impacted by a $33.9 million discrete tax benefit primarily associated with windfalls related to stock-based compensation for RSUs and PSUs that vested during the six months ended June 30, 2023, primarily attributed to the vesting of the final three tranches of XSPP in March and May 2023.

Net Income

We recorded net income of $57.6 million for the six months ended June 30, 2023 compared net income of $105.8 million for the same period in 2022. Net income per basic share was $0.78 for the six months ended June 30, 2023 compared to net income per basic share of $1.49 per basic share for the same period in 2022. Net income per diluted share was $0.77 for the six months ended June 30, 2023 compared to net income per diluted share of $1.46 per diluted share for the same period in 2022.

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

Although these non-GAAP financial measures are not consistent with GAAP, management believes investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:

●	these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our GAAP financial measures;
●	these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our GAAP financial measures;

●	these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and
●	these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q were prepared under a comprehensive set of rules or principles.

EBITDA and Adjusted EBITDA reconciles to net income as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2023	2023	2022	2023	2022
Net income	$12,420	$45,139	$50,962	$57,559	$105,833
Depreciation and amortization	7,480	6,689	6,210	14,169	11,965
Interest expense	1,737	1,724	3	3,461	11
Investment interest (income) loss	(11,400)	(11,390)	584	(22,790)	930
Provision for (benefit from) income taxes	(24,529)	(3,255)	17,475	(27,784)	35,097
EBITDA	$(14,292)	$38,907	$75,234	$24,615	$153,836

Non-GAAP adjustments:
Stock-based compensation expense	31,891	34,350	21,162	66,241	46,250
Unrealized loss (gain) on strategic investments and marketable securities, net	61,912	(15,570)	(47,985)	46,342	(103,836)
Transaction costs related to strategic investments and acquisitions	455	843	964	1,298	1,835
Loss on disposal and abandonment of intangible assets, property, equipment and other assets, net	24	156	91	180	237
Costs related to FTC litigation	1	—	291	1	295
Payroll taxes related to XSPP vesting and CEO Award option exercises	2,368	6,392	—	8,760	—
Adjusted EBITDA	$82,359	$65,078	$49,757	$147,437	$98,617

Liquidity and Capital Resources

Summary

As of June 30, 2023, we had $474.2 million of cash and cash equivalents, an increase of $120.5 million as compared to December 31, 2022. Cash and cash equivalents and investments totaled $1.08 billion, representing a decrease of $7.0 million from December 31, 2022.

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

As of June 30, 2023, we had letters of credit outstanding of $7.4 million, leaving the net amount available for borrowing of $192.6 million. The credit agreement will mature on the earlier of December 15, 2027 or the date that is six months prior to the stated maturity date of the 0.50% convertible senior notes due 2027 unless such Notes have been redeemed, repurchased, converted or defeased in full. Additionally, the credit agreement has an accordion feature which allows for an increase in the total line of credit up to $300.0 million, subject to each lender’s sole discretion. At June 30, 2023 and December 31, 2022, there were no borrowings under the line.

There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.

Our agreement with the bank requires us to comply with a net leverage ratio, defined as consolidated total indebtedness to EBITDA, of no greater than 3.50 to 1.00 based upon a trailing four fiscal quarter period. At June 30, 2023, our net leverage ratio was 0.45 to 1.00. Additionally, we must comply with a consolidated interest coverage ratio, defined as EBITDA to consolidated interest expense, of no less than 3.50 to 1.00 based upon a trailing four fiscal quarter end. We are compliant with the consolidated interest coverage ratio, which is not meaningful for the period ended June 30, 2023.

Based on our strong balance sheet at June 30, 2023 and successful convertible senior notes offering completed during 2022, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions or investments, income and payroll tax payments for net-settled stock awards, and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to authorization as well as market and business conditions.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2023	2022
Operating activities	$(13,667)	$63,340
Investing activities	81,256	(198,786)
Financing activities	52,254	(2,393)
Effect of exchange rate changes on cash and cash equivalents	806	(3,910)
Net increase (decrease) in cash and cash equivalents and restricted cash	$120,649	$(141,749)

Operating activities

Net cash used in operating activities in the first six months of 2023 of $13.7 million reflects net income of $57.6 million, non-cash income statement items totaling $89.9 million, and a decrease of $161.2 million for the net change in operating assets and liabilities. Included in the non-cash items were a decrease of $37.6 million in deferred income taxes, an $8.0 million decrease in bond amortization, a net unrealized loss of $46.3 million related to strategic investments and marketable securities, $66.2 million in stock-based compensation expense, net, and $14.2 million in depreciation and amortization expense. Cash provided by operations was favorably impacted by increased deferred revenue of $69.9 million, which was primarily attributable to increased sales where the customer is invoiced before performance occurs. Offsetting this activity was an increase of accounts and notes receivables and contract assets of $102.2 million, an increase in prepaid expenses and other assets of $49.3 million, an increase of $43.6 million in inventory, and a decrease in accounts payable, accrued and other liabilities of $36.0 million. The increase in accounts and notes receivable and contract assets was due to increased sales and timing of satisfied performance obligations compared to customer payments of accounts receivable. The increase in prepaid expenses and other assets was attributable to an increase in deferred commissions related to increased bookings, as well as higher deferred cost of goods sold related to increased sales of Axon Air and Fleet. Inventory increases were a result of advance purchases to support future sales. The decrease in accounts payable, accrued and other liabilities was driven primarily by lower commissions payable and by the timing of the annual bonus payout.

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

Investing activities

Cash provided by investing activities during the first six months of 2023 was $81.3 million. Cash inflows from investing activities included $135.0 million of proceeds from calls, maturities and sales of available-for-sale investments, net of purchases. The outflows from investing activities included $31.9 million for a business acquisition and strategic investments and $21.6 million for purchases of property and equipment, net of proceeds.

We used $198.8 million in investing activities during the first six months of 2022. Cash outflows from investing activities included $61.5 million for new strategic minority investments, $6.6 million for the exercise price of warrants related to our strategic investments, and $2.1 million for a business acquisition. The outflows also included $98.8 million for available-for-sale investments, net of proceeds. Property and equipment purchases totaled $29.8 million, net of proceeds.

Financing activities

Net cash provided by financing activities was $52.3 million during the first six months of 2023 and was primarily attributable to net proceeds of $94.8 million received from our ATM offering and $54.5 million from the exercise of stock options where shares were sold to cover the exercise price. Partially offsetting the cash inflows was a payment of $97.1 million for income and payroll taxes on behalf of employees who net-settled stock awards during the period, primarily related to the vesting of three tranches of the XSPP.

Net cash used in financing activities was $2.4 million during the first six months of 2022 and was primarily attributable to the payment of income and payroll taxes on behalf of employees who net-settled stock awards during the period.

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

Our significant accounting policies are discussed in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes to these policies for the six months ended June 30, 2023.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “available-for-sale”. We report available-for-sale investments at fair value as of each balance sheet date and record any unrealized gains or losses within accumulated other comprehensive income (loss) as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income (expense), net within the condensed consolidated statements of operations. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the condensed consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If we have the intent to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations. Based on investment positions as of June 30, 2023, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $2.7 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Additionally, we have access to a $200.0 million line of credit borrowing facility which bears interest at SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net leverage ratio and consolidated interest coverage ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $7.4 million at June 30, 2023. At June 30, 2023, there was no amount outstanding under the line of credit, and the available borrowing under the line of credit was $192.6 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that because a material weakness exists in our internal control over financial reporting, as further described below, our disclosure controls and procedures were not effective as of June 30, 2023.

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

The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed and tested, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023 at a level that provides reasonable assurance as of the last day of the period covered by this report.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The discussion under the headings Product Litigation and U.S. Federal Trade Commission Litigation in Note 13 of the notes to our condensed consolidated financial statements included within this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A. Risk Factors

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully in “Item 1A. Risk Factors.”

Strategic Risks

●	If law enforcement agencies do not continue to purchase and use our products and services, our growth prospects, operating results and financial conditions will be materially adversely affected.
●	If our TASER CEDs do not continue to be widely accepted, our growth prospects will be diminished.
●	If we are unable to design, introduce, sell and deploy new products or new product features successfully, our business and financial results could be adversely affected.
●	We face risks associated with rapid technological change and new competing products.
●	Our future success is dependent on our ability to expand sales through direct sales and distributors and our inability to increase direct sales or recruit new distributors would negatively affect our sales.
●	Acquisitions of, or investments in, other companies, products, or technologies could disrupt our business, dilute stockholder value, and adversely affect our operating results.
●	Our failure to retain executive officers, including Patrick W. Smith, could adversely impact our business.

Operational Risks

●	Unavailability of materials or higher costs could adversely affect our financial results.
●	Material adverse developments in domestic and global economic conditions, or the occurrence of other world events, could materially adversely affect our revenue and results of operations.
●	To the extent demand for our products increases, our future success will be dependent upon our ability to manage our growth and to increase manufacturing production capacity.
●	Delays in product development schedules could adversely affect our revenues and cash flows.
●	We expend significant resources in anticipation of a sale and may receive no revenue in return.
●	Changes in civil forfeiture laws may affect our customers’ ability to purchase our products.
●	Catastrophic events could materially adversely affect our business, results of operations and/or financial condition.
●	If our security measures or those of our third-party cloud storage providers are breached and unauthorized access is obtained to customers’ data or our data, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.
●	Defects or disruptions in our services could impact demand for our services and subject us to substantial liability.
●	Defects in our products could reduce demand for our products or result in product recalls and result in a loss of sales, delay in market acceptance and damage to our reputation.
●	Our international operations expose us to additional risks that could adversely affect our business.
●	We depend on our ability to attract and retain our key management, sales and technical personnel.
●	If we fail to comply with federal, state or local regulations applicable to TASER 10 we may be subject to governmental actions or litigation which could materially harm our business.
●	If we fail to maintain effective internal control over financial reporting or identify a material weakness or significant deficiency, our ability to accurately and timely report our financial condition and results of operations could be adversely affected, investor confidence could diminish, and the value of our common stock may decline.

Financial Risks

●	An increasing percentage of our revenue is derived from subscription billing arrangements which may result in delayed cash collections and may increase customer credit risk on receivables and contract assets.

●	We may experience a decline in gross margins due to a shift in product sales to software and sensors products and services which may continue to carry a lower gross margin than that of TASER devices.
●	Software-as-a-Service (“SaaS”) revenue for Axon Evidence is recognized over the terms of the contracts, which may be several years, and, as such, trends in new business may not be immediately reflected in our operating results.
●	Most of our end-user customers are subject to budgetary and political constraints that may delay or prevent sales.
●	Due to government funding rules, certain of our contracts are subject to various cancellation clauses, which could allow our customers to cancel or not exercise options to renew contracts in the future.
●	The open bidding process creates uncertainty in predicting future contract awards.
●	We maintain most of our cash balances, some of which are not insured, at two depository institutions.
●	Stock transactions may have a material, unpredictable impact on our results of operations and may result in dilution to existing shareholders.
●	Our financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.
●	Unanticipated changes in our effective tax rate and additional tax liabilities may impact our operating results.
●	Our revenues and operating results may fluctuate unexpectedly, which may cause our stock price to decline.
●	Our profitability could suffer from declines in fair value or impairment of our investments, including our strategic investments, and could fluctuate if the fair value of our investments increases.

Legal and Compliance Risks

●	We may face personal injury, wrongful death, product liability and other liability claims that harm our reputation and adversely affect our sales and financial condition.
●	Other litigation, government inquiries and regulatory actions may subject us to significant costs and judgments and divert management attention from our business.
●	We have been and may be subject to intellectual property infringement and other claims, which could incur substantial litigation costs, result in significant damage awards, inhibit our use of certain technologies, and divert management attention from our business.
●	If we are unable to protect our intellectual property, the value of our brands and products may decrease and we may lose our competitive market advantage.
●	We may be limited in our ability to enforce patent rights internationally to only those jurisdictions in which our patent applications have been granted.
●	A variety of new and existing laws and/or interpretations could materially and adversely affect our business.
o	Our business could be adversely affected by rules and regulations governing our radio spectrum devices.
o	Changes in statutes, regulations, and interpretation outside of our control may result in our products being classified or reclassified as firearms and could substantially reduce our private citizen market.
o	Failure to comply with U.S. federal regulations could disrupt our operations.
o	Our inability to obtain export licenses or classifications on a timely basis for sales of our products to our international customers could adversely affect our international sales.
o	Inability to comply with federal regulation of foreign national employees could curtail our ability to execute research and development and production related to CED technology.
o	Our product sales may be adversely affected by state and local governmental regulation of our TASER-branded devices.
o	Certain jurisdictions prohibit, restrict, or require a permit for importation, sale, possession or use of CEDs, including in some countries by law enforcement agencies, limiting our international sales opportunities.
o	Abrupt changes to domestic and international regulation of imports and exports of components in our supply chain can result in delays or interruptions to final product supplies.
o	Any failure to properly maintain or license our foreign operations could limit our ability to sell, support, or develop our products and services both internationally and in the U.S. market.
o	We may be adversely impacted by environmental or climate change disclosure litigation and new, or changes in, environmental safety laws, regulations or rules.

o	Our inability to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, could result in signiﬁcant regulatory and third-party liability and increased costs and may adversely affect our business.
●	We are subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.

Risks Related to our 2027 Notes

●	Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow to pay our substantial debt.
●	The conditional conversion feature of the Notes, if triggered, may adversely affect our operating results.
●	Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
●	Changes in the accounting treatment for the Notes may have a material effect on our reported financial results.
●	The convertible note hedge and warrant transactions may affect the value of the Notes and our common stock.
●	We are subject to counterparty risk with respect to the convertible note hedge transactions.

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

Our largest customer segment is U.S. state and local law enforcement. Axon has a customer relationship with over 95% of state and local law enforcement agencies in the United States. At any point, whether or not related to the performance of our products and services, law enforcement agencies may elect to no longer purchase our CEDs or other products and services. For example, in the past, we believed that our sales were adversely impacted by negative coverage and publicity surrounding our products and services and their use. If law enforcement agencies no longer purchase our products and services, or materially decrease their purchases, our growth prospects, operating results and financial condition will be materially adversely affected.

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

We are highly dependent on the services of our executive officers, including Patrick W. Smith, our Chief Executive Officer. Our failure to retain executive officers could adversely impact our business.

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

A significant number of our raw materials or components comprise petroleum-based products or incur some form of landed cost associated with transporting the raw materials or components to our facility. Our freight and import costs and the timely delivery of our products could be adversely impacted by a number of factors which could reduce the profitability of our operations, including: higher fuel costs; potential port closures; customs clearance issues; increased government regulation or regulatory changes for imports of foreign products into the United States; delays created by terrorist attacks or threats, public health issues, national disasters or work stoppages; and other matters. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition. For example, there have been disruptions in the semi-conductor supply chain that could negatively impact our ability to make our products.

International or domestic geopolitical or other events, including the imposition of new or increased tariffs and/or quotas by the U.S. government on any of these raw materials or components and other government trade policies, could adversely impact the supply and cost of these raw materials or components, and could adversely impact our revenues, profitability and financial condition. In particular, the implementation of tariffs and trade restrictions as well as changes in trade policies between the United States and China have in the past led to some increases in our supply costs and have made it more difficult to obtain suppliers, and may in the future have an adverse effect on our supply chain from a cost and sourcing perspective. We source certain raw materials from China, as do some of our suppliers. We may be unable to transition away from China to other jurisdictions or obtain secondary sources for raw materials which could result in a material adverse effect on component availability and could result in a material adverse effect on our revenues, profitability and financial condition.

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

We currently serve our Axon Evidence customers from third-party cloud storage providers based in the United States and other countries. The use of these cloud storage providers gives us greater flexibility in efficiently delivering a more tailored, scalable customer experience, but also exposes us to additional risks and vulnerabilities. Lack of availability of this infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks that we cannot predict or prevent. Interruptions in our service, or loss or corruption of digital evidence, may reduce our revenue, cause us to issue credits or pay penalties, cause customers to file litigation against us, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

Complex components and assemblies used in our products may contain undetected defects that could be subsequently discovered at any point in the life of the product. Defects in our products could result in a loss of sales, delay in market acceptance, damage to our reputation and increased warranty costs, which could adversely affect our business, financial results and competitive position.

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

Our international operations are significant, and we plan to continue to grow internationally by acquiring existing entities or setting up new legal entities in new markets. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed. Our international operations additionally expose us to other risks, including the following:

●	Restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States.
●	Import and export requirements; tariffs, trade disputes and barriers, product certification requirements, sanctions, and customs classifications which may prevent us from offering products or providing services to a particular market or obtaining necessary parts and components to manufacture products leading to potentially decreased sales and increased operating costs.
●	Longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud.
●	Uncertainty regarding liability for our products and services, including uncertainty as a result of local laws and lack of legal precedent.
●	Different labor laws and customs, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions.
●	Our suite of TASER devices are regulated by the U.S. Bureau of Industry and Security and require licenses for exportation abroad. Changes in U.S. Foreign Policy, foreign governmental status, and evolving human rights objectives may all impact Axon’s ability to obtain said licenses.

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

TASER 10 is primarily regulated by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”), which licenses the manufacture, sale, and import of firearms in the United States.  The primary federal laws are the National Firearms Act of 1934 (“NFA”), the Gun Control Act of 1968 (“GCA”), and the Firearms Owners’ Protection Act of 1986 (“FOPA”), which have been amended from time to time.

The ATF conducts periodic audits of our Arizona facilities which hold federal firearms licenses. If we fail to comply with ATF rules and regulations, the ATF may limit our TASER 10 activities or growth, fine us, or, ultimately, suspend our ability to produce and sell the TASER 10 product line. There are also various state laws, regulations, and local ordinances relating to firearm characteristics, features, and sales. Axon and local distributors must comply with state and local laws, regulations, and ordinances pertaining to firearm and magazine sales in the jurisdictions where TASER 10 is sold. Additionally, certain TASER 10 components are regulated for import into the United States by the ATF and are subject to ATF import permits which limits Axon’s ability to source from some suppliers leading to a potential decrease in supply chain agility. Supply chain constraints or an inability to source TASER 10 components could have a material adverse effect on our business, prospects, financial condition and operating results.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we continually undertake steps to improve our internal control over financial reporting as our business changes, we may not be successful in making the improvements and changes necessary to be able to identify and remediate control deficiencies or material weaknesses on a timely basis. For example, we identified a material weakness in our internal controls over revenue recognition and the reporting of deferred revenue for the year ended December 31, 2022 which we are working to remediate as further discussed in Item 4. Controls and Procedures. If we are unable to successfully remediate any current or future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments’ covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults under our debt instruments; and our stock price may decline.

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

We maintain the majority of our cash and cash equivalents accounts at two depository institutions. As of June 30, 2023, the aggregate balances in such accounts at these two institutions were $359.7 million. Our balances with these and other institutions regularly exceed Federal Deposit Insurance Corporation insured limits for domestic deposits and various foreign deposit insurance programs covering our deposits in Australia, Belgium, Canada, Finland, France, Germany, Hong Kong, India, Italy, the Netherlands, Spain, the United Kingdom, and Vietnam.

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

For non-U.S. dollar denominated sales, weakening of foreign currencies relative to the U.S. dollar generally leads us to raise international pricing, potentially reducing demand for our products. Should we decide not to raise local prices to fully offset the dollar’s strengthening, the U.S. dollar value of our foreign currency denominated sales and earnings would be adversely affected. We do not currently engage in hedging activities related to fluctuations in foreign currency. Fluctuations in foreign currency could result in a change in the U.S. dollar value of our foreign denominated assets and liabilities including accounts receivable. Therefore, the U.S. dollar equivalent collected on a given sale could be less than the amount invoiced causing the sale to be less profitable than contemplated.

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

As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period. Fluctuations in our revenues and operating results may also cause our stock price to decline.

Our profitability could suffer from declines in fair value or impairment of our investments, including our strategic investments, and could fluctuate if the fair value of our investments increases.

We invest a portion of available funds in a portfolio consisting of equity securities of various types. Our equity investments consist of investments in both marketable and non-marketable securities. Investments in marketable securities are measured at fair value on a recurring basis. We have elected to apply the measurement alternative for non-marketable securities. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted by observable price changes and we assess for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our future investment income may fall short of expectations due to changes in interest rates, or due to certain inherent risks involved in investments in early-stage privately-held companies. For example, we have recognized and may in the future recognize an unrealized loss on an investment if we determine that our carrying amount for an investment without a readily determinable fair value is not expected to be fully recovered, which would cause our earnings performance to suffer from such losses. By contrast, we have recorded and may in the future record an unrealized gain on an investment if we determine the fair value exceeds the carrying amount, which would benefit our earnings performance.

Legal and Compliance Risks

We may face personal injury, wrongful death, product liability and other liability claims that harm our reputation and adversely affect our sales and financial condition.

Our CED products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our CED products may be associated with these injuries. A person, or the family members of a person, injured or killed in a confrontation or otherwise in connection with the use of our products, may bring legal action against us to recover damages on the basis of theories including wrongful death, personal injury, negligent design, defective product, product performance issues, or inadequate warnings or training. We are currently subject to a number of such lawsuits and have been and may be in the future subject to significant adverse judgments and settlements. We may also be subject to lawsuits involving allegations of criminal misuse of our products. We have no control over how our products and services are used by our customers or other end-users and cannot assure they are used consistent with our specifications, design, and warnings. While our products are designed to be non-lethal, we cannot guarantee they will be used in a manner consistent with their intended use and any misuse exposes us to litigation, reputational harm and controversy. If successful, wrongful death, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition and could result in negative publicity about our products. Similar to product liability claims, we face exposure to class action lawsuits related to the design, performance, safety, or advertising of our products. Such class action lawsuits could also result in substantial monetary judgments, injunctions related to the sale of products, and potentially harm our reputation.

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

Our intellectual property may also be at risk if we are unable to defend against enforcement actions, such as that filed by the FTC regarding our acquisition of Vievu LLC from Safariland LLC on May 3, 2018. For additional discussion of this matter, refer to Note 13 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. If successful, the FTC is seeking a divestiture of Vievu along with Axon assets sufficient to stand up a viable competitor.

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

Our U.S. patents protect us from imported infringing products coming into the United States from abroad. We have made applications for patents in a few foreign countries; however, these may be inadequate to protect markets for our products in other foreign countries. Each patent is examined and granted according to the law of the country where it was filed independent of whether a U.S. patent on similar technology was granted. Certain foreign countries have patent working requirements that require a patent owner to practice a patented invention within the respective country. A patent in a foreign country may be subject to cancellation, forfeiture, compulsory license, or other penalty if the claimed invention has not been worked in that country. Meeting the requirements of working an invention differs by country and ranges from sales in the country to manufacturing in the country. U.S. export law, or the laws of some foreign countries, may prohibit us from satisfying the requirements for working the invention, creating a risk that some of our international patents may become unenforceable. In a country in which we do not have a patent or a country in which our patent in that country is unenforceable or unenforced, other companies and makers of similar products and services may be able to copy our products or features of our products without consequence, thus limiting our ability to capture market share or protect our technology, which could materially harm our growth prospects and operating results.

A variety of new and existing laws and/or interpretations could materially and adversely affect our business.

As detailed in “Item I. Business – Government Regulation” in our 2022 Annual Report on Form 10-K we are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, electronic contracts and other communications, competition, consumer protection, telecommunications, product liability, taxation, labor and employment, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

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

Radio Spectrum and Unmanned Aerial and Ground-Based Robotic Devices

Certain of our products utilize the radio spectrum to provide wireless voice, data and video communications services. The allocation of spectrum is regulated in the United States and other countries and limited spectrum space is allocated to wireless services and specifically to public safety users. We manufacture and market products in spectrum bands already made available by regulatory bodies. If current products do not comply with the regulations set forth by these governing bodies, we may be unable to sell our products or could incur penalties. Our results could be negatively affected by the rules and regulations adopted from time to time by the U.S. Federal Communications Commission (“FCC”), Innovation, Science and Economic Development Canada (“ISED”), the European Union Directorate-General for Environment or regulatory agencies in other countries. Regulatory changes in current spectrum bands may also require modifications to some of our products so they can continue to be manufactured and marketed.

Axon body worn cameras, docks, fleet vehicle cameras and signal devices are subject to the FCC’s rules and regulations in the United States, as well as local rules and regulations as applicable outside of the United States. These regulations affect CEDs with Signal technology, including the TASER 7, Signal Performance Power Magazine (“SPPM”), and future CEDs implementing wireless technology. Compliance with government regulations could increase our operations and product costs and impact our future financial results.

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

Federal regulation of sales in the United States: The majority of our currently offered CEDs are not classified as firearms regulated by the ATF. However, the ATF regulates TASER 10 as a firearm under the Gun Control Act of 1968 due to a technological advancement specific to the propulsion design of the TASER 10 CED’s cartridges. While this classification will have little impact on Axon’s ability to sell TASER 10 to law enforcement and government entities, our private citizen and enterprise market could be substantially reduced because non-governmental end-users would be required to comply with federal, state, or local firearm transfer requirements prior to purchasing TASER 10. Additionally, Axon must maintain a federal firearms license to manufacture and sell the TASER 10, which subjects Axon to periodic compliance inspections by the ATF. License violations discovered by the ATF can result in fines, penalties, warning letters or license revocation, leading to disruptions in operations.

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

Federal regulation of international sales: Our CEDs are considered a “crime control” product by the U.S. Department of Commerce (“DOC”) for export directly from the United States which requires us to obtain an export license from the DOC for the export of our CED devices from the United States to any country other than Canada. Future products and services may require classifications from the DOC before they may be shipped internationally. Our inability to obtain DOC export licenses or classifications on a timely basis for sales of our products to our international customers could significantly and adversely affect our international sales. Although TASER 10 is regulated by the ATF for domestic sales, the U.S. DOC has ruled that the product’s unique propulsion design has no impact on its export classification and that the TASER 10 model’s export classification remains consistent with all other TASER CED models.

Federal regulation of foreign national employees: Our CED development and production is also considered controlled “technology” by the U.S. DOC and is categorized as a “deemed export” for any foreign national employees exposed to the technology within the United States. Consequently, we must obtain export licenses from the DOC for any deemed export within the United States made to a foreign national employee exposed to the deemed controlled technology. Deemed export licenses are subject to DOC approvals and issued licenses require annual status reports for the stated employees. Inability to obtain proper licensing could curtail the company’s ability to execute R&D and production related to CED technology.

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

U.S. and International regulation of component movements globally: We rely on a global supply chain of components across our product lines with most final assembly occurring in the United States. Export of these components from abroad is subject to shifting regulatory landscapes imposed by both the foreign government and U.S. authorities upon import. Abrupt changes to these regulations can result in delays or interruptions to final product supplies. Additionally, ATF regulation of certain imports of TASER 10 components may limit Axon’s supply chain agility.

International regulation of foreign-based operations: We maintain foreign operations in several countries globally for purposes of logistics, sales, general and administrative, and R&D support. Any failure to properly maintain or license could limit our ability to sell, support, or develop our products and services both internationally and in the U.S. market.

Privacy Regulations

We are subject to various risks and costs associated with the collection, processing, storage and transmission of personally identifiable information and other sensitive and confidential information. This data is wide ranging and relates to our employees, customers, third parties, and the subjects of law enforcement. Our compliance obligations include laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive and hold certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. If one or more of the legal mechanisms for transferring data from other countries to the United States is invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results. Countries may also pass legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and expose us to significant penalties for non-compliance. The European Parliament adopted the General Data Protection Regulation (“GDPR”), effective May 2018, that extended the scope of European privacy laws to any entity that controls or processes personal data of European Union residents in connection with the offer of goods or services or the monitoring of behavior and imposes compliance obligations concerning the handling of personal data. We are also subject to U.S. laws and regulations, including, without limitation, the California Privacy Rights Act, which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory ﬁnes and damages for data breaches or other California Consumer Privacy Act violations, as well as a requirement of “reasonable” cybersecurity, which could subject us to additional compliance costs as well as potential fines, individual claims, class actions and commercial liabilities.

Any inability, or perceived inability, by us to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in signiﬁcant regulatory and third-party liability, increased costs, disruption of our business and operations, and a loss of conﬁdence and other reputational damage. Furthermore, as new privacy- related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations continues to increase and become a signiﬁcant compliance workstream.

Environmental Regulations

We are subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in our products and making us financially responsible for the collection, treatment, recycling and disposal of such products. In addition, further environmental or climate change disclosure legislation may be enacted in other jurisdictions, including the United States (under federal and state laws) and other countries, the cumulative impact of which could be significant. New, or changes in, environmental safety laws, regulations or rules could also lead to increased costs of compliance, including remediations of any discovered issues, and changes to our operations, which may be significant. Any failures to comply could result in significant expenses, delays, or fines.

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

In accordance with ASU 2020-06, the Notes are reflected as a liability on our consolidated balance sheets, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. The issuance costs have been treated as a debt discount for accounting purposes, which is and will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we recognize for the Notes for accounting purposes is greater than the cash interest payments payable on the Notes, resulting in lower reported income.

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

In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Notes and prior to the maturity of the Notes (and are likely to do in connection with any conversion of the Notes or redemption or repurchase of the Notes). This activity could cause or avert an increase or a decrease in the market price of our common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.   Other Information

The table below describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended June 30, 2023, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Certain of our officers or directors have made, and may from time to time make, elections to have shares withheld or sold to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

No other Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into, modified, or terminated by our directors or officers during such period.

Name and Title	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold
Julie A. Cullivan, Director	June 10, 2023	June 7, 2024	1,986

Item 6.    Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the
Quarterly Report on Form 10-Q, filed August 9, 2022)
3.2	Bylaws, as amended and restated (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed August 9, 2022)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL

+Management contract or compensatory plan or arrangement

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	August 8, 2023
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2023	By:	/s/ BRITTANY BAGLEY
Chief Operating Officer and Chief Financial Officer
(Principal Financial and
Accounting Officer)