Form 10-Q
period 2023-09-30
AXON ENTERPRISE, INC.
filed 2023-11-07
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023 or
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

The number of shares of the registrant’s common stock outstanding as of November 3, 2023 was 74,933,831.

AXON ENTERPRISE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed products and services and related development efforts and activities; expectations about the market for our current and future products and services; the impact of pending litigation; strategies and trends relating to subscription plan programs and revenues; statements related to recently completed acquisitions; our anticipation that contracts with governmental customers will be fulfilled; strategies and trends, including the amounts and benefits of, research and development (“R&D”) investments; the sufficiency of our liquidity and financial resources; expectations about customer behavior; the impact on our investment portfolio of changes in interest rates; our potential use of foreign currency forward and option contracts; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements of management’s strategies, goals and objectives and other similar expressions; as well as the ultimate resolution of financial statement items requiring critical accounting estimates, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. The following important factors could cause actual results to differ materially from those in the forward-looking statements: our exposure to cancellations of government contracts due to appropriation clauses, exercise of a cancellation clause, or non-exercise of contractually optional periods; the ability of law enforcement agencies to obtain funding, including based on tax revenues; our ability to design, introduce and sell new products, services or features; our ability to defend against litigation and protect our intellectual property, and the resulting costs of this activity; our ability to win bids through the open bidding process for governmental agencies; our ability to manage our supply chain and avoid production delays, shortages, and impacts to expected gross margins; the impacts of inflation, macroeconomic conditions and global events; the impact of stock-based compensation expense, impairment expense, and income tax expense on our financial results; customer purchase behavior, including adoption of our software as a service delivery model; negative media publicity or sentiment regarding our products; the impact of product mix on projected gross margins; defects in, or misuse of, our products; changes in the costs of product components and labor; loss of customer data, a breach of security, or an extended outage, including by our third party cloud-based storage providers; exposure to international operational risks; delayed cash collections and possible credit losses due to our subscription model; changes in government regulations in the United States and in foreign markets, especially related to the classification of our products by the United States Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”); our ability to integrate acquired businesses; the impact of declines or increases in the fair value or impairment of our investments, including our strategic investments; our ability to enforce patent rights internationally; the use of open source software in our operations; our ability to attract and retain key personnel; litigation or inquiries and related time and costs; and counter-party risks relating to cash balances held in excess of FDIC insurance limits. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. This Quarterly Report on Form 10-Q lists various important factors that could cause actual results to differ materially from expected and historical results. These factors are intended as cautionary statements for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in this Quarterly Report on Form 10-Q, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AXON ENTERPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$406,042	$353,684
Marketable securities	68,850	39,240
Short-term investments	715,688	581,769
Accounts and notes receivable, net of allowance of $2,144 and $2,176 as of September 30, 2023 and December 31, 2022, respectively	442,830	358,190
Contract assets, net	260,523	196,902
Inventory	260,119	202,471
Prepaid expenses and other current assets	103,789	73,022
Total current assets	2,257,841	1,805,278
Property and equipment, net	186,957	169,843
Deferred tax assets, net	213,831	156,866
Intangible assets, net	20,324	12,158
Goodwill	57,344	44,983
Long-term investments	—	156,207
Long-term notes receivable, net	4,381	5,210
Long-term contract assets, net	78,663	45,170
Strategic investments	240,299	296,563
Other long-term assets	194,543	159,616
Total assets	$3,254,183	$2,851,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,035	$59,918
Accrued liabilities	146,940	155,934
Current portion of deferred revenue	454,891	360,037
Customer deposits	16,469	20,399
Other current liabilities	9,492	6,358
Total current liabilities	717,827	602,646
Deferred revenue, net of current portion	270,082	248,003
Liability for unrecognized tax benefits	18,938	10,745
Long-term deferred compensation	9,148	6,285
Deferred tax liability, net	2,467	1
Long-term lease liabilities	35,329	37,143
Convertible notes, net	676,315	673,967
Other long-term liabilities	2,960	4,613
Total liabilities	1,733,066	1,583,403
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 74,931,697 and 71,474,581 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	1,315,954	1,174,594
Treasury stock at cost, 20,220,227 shares as of September 30, 2023 and December 31, 2022	(155,947)	(155,947)
Retained earnings	373,978	257,022
Accumulated other comprehensive loss	(12,869)	(7,179)
Total stockholders’ equity	1,521,117	1,268,491
Total liabilities and stockholders’ equity	$3,254,183	$2,851,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales from products	$256,443	$210,398	$709,306	$586,653
Net sales from services	157,158	101,356	421,943	267,140
Net sales	413,601	311,754	1,131,249	853,793
Cost of product sales	116,278	93,724	325,054	260,578
Cost of service sales	42,051	24,773	114,700	70,256
Cost of sales	158,329	118,497	439,754	330,834
Gross margin	255,272	193,257	691,495	522,959
Operating expenses:
Sales, general and administrative	123,279	102,023	359,768	287,157
Research and development	76,880	59,127	219,747	165,090
Total operating expenses	200,159	161,150	579,515	452,247
Income from operations	55,113	32,107	111,980	70,712
Interest and other income (loss), net	14,310	(11,249)	(12,782)	91,076
Income before provision for income taxes	69,423	20,858	99,198	161,788
Provision for (benefit from) income taxes	10,026	8,727	(17,758)	43,824
Net income	$59,397	$12,131	$116,956	$117,964
Net income per common and common equivalent shares:
Basic	$0.79	$0.17	$1.58	$1.66
Diluted	$0.78	$0.17	$1.56	$1.63
Weighted average number of common and common equivalent shares outstanding:
Basic	74,826	71,107	73,904	71,033
Diluted	75,952	72,525	75,212	72,386
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$59,397	$12,131	$116,956	$117,964
Foreign currency translation adjustments	(6,799)	(2,275)	(5,680)	(5,513)
Unrealized gain (loss) on available-for-sale investments	656	(326)	(10)	(976)
Comprehensive income	$53,254	$9,530	$111,266	$111,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2022	71,474,581	$1	$1,174,594	20,220,227	$(155,947)	$257,022	$(7,179)	$1,268,491
Issuance of common stock	154,500	—	33,650	—	—	—	—	33,650
Issuance of common stock under employee plans, net	335,629	—	(34,841)	—	—	—	—	(34,841)
Stock options exercised	1,901,535	—	54,346	—	—	—	—	54,346
Stock-based compensation	—	—	34,350	—	—	—	—	34,350
Issuance of common stock for business combination contingent consideration	7,817	—	—	—	—	—	—	—
Net income	—	—	—	—	—	45,139	—	45,139
Other comprehensive income, net	—	—	—	—	—	—	1,860	1,860
Balance, March 31, 2023	73,874,062	$1	$1,262,099	20,220,227	$(155,947)	$302,161	$(5,319)	$1,402,995
Issuance of common stock	313,094	—	61,156	—	—	—	—	61,156
Issuance of common stock under employee plans, net	570,357	—	(62,214)	—	—	—	—	(62,214)
Stock options exercised	5,491	—	157	—	—	—	—	157
Stock-based compensation	—	—	31,891	—	—	—	—	31,891
Net income	—	—	—	—	—	12,420	—	12,420
Other comprehensive loss, net	—	—	—	—	—	—	(1,407)	(1,407)
Balance, June 30, 2023	74,763,004	$1	$1,293,089	20,220,227	$(155,947)	$314,581	$(6,726)	$1,444,998
Issuance of common stock	—	—	(101)	—	—	—	—	(101)
Issuance of common stock under employee plans, net	168,693	—	(7,021)	—	—	—	—	(7,021)
Stock-based compensation	—	—	29,987	—	—	—	—	29,987
Net income	—	—	—	—	—	59,397	—	59,397
Other comprehensive loss, net	—	—	—	—	—	—	(6,143)	(6,143)
Balance, September 30, 2023	74,931,697	$1	$1,315,954	20,220,227	$(155,947)	$373,978	$(12,869)	$1,521,117

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2021	70,896,856	$1	$1,095,229	20,220,227	$(155,947)	$109,883	$(1,317)	$1,047,849
Issuance of common stock	—	—	(70)	—	—	—	—	(70)
Issuance of common stock under employee plans, net	99,802	—	(1,388)	—	—	—	—	(1,388)
Stock-based compensation	—	—	25,088	—	—	—	—	25,088
Net income	—	—	—	—	—	54,871	—	54,871
Other comprehensive loss, net	—	—	—	—	—	—	(1,561)	(1,561)
Balance, March 31, 2022	70,996,658	$1	$1,118,859	20,220,227	$(155,947)	$164,754	$(2,878)	$1,124,789
Issuance of common stock		—	(4)	—	—	—	—	(4)
Issuance of common stock under employee plans, net	81,041	—	(931)	—	—	—	—	(931)
Stock-based compensation	—	—	21,162	—	—	—	—	21,162
Net income	—	—		—	—	50,962	—	50,962
Other comprehensive loss, net	—	—		—	—		(2,327)	(2,327)
Balance, June 30, 2022	71,077,699	1	1,139,086	20,220,227	(155,947)	215,716	(5,205)	1,193,651
Issuance of common stock under employee plans, net	73,971	—	(72)	—	—	—	—	(72)
Stock-based compensation	—	—	28,204	—	—	—	—	28,204
Net income	—	—	—	—	—	12,131	—	12,131
Other comprehensive loss, net	—	—	—	—	—	—	(2,601)	(2,601)
Balance, September 30, 2022	71,151,670	$1	$1,167,218	20,220,227	$(155,947)	$227,847	$(7,806)	$1,231,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$116,956	$117,964
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	96,228	74,454
Deferred income taxes	(53,311)	30,349
Unrealized loss (gain) on strategic investments and marketable securities, net	42,306	(92,498)
Depreciation and amortization	22,587	18,171
Bond amortization	(12,071)	(61)
Noncash lease expense	4,890	4,997
Unrecognized tax benefits	4,302	3,519
Amortization of debt issuance cost	2,328	—
Coupon interest expense	1,073	—
Other noncash items	(1,140)	2,659
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(182,468)	(115,046)
Inventory	(59,564)	(66,267)
Prepaid expenses and other assets	(64,608)	(17,871)
Accounts payable, accrued and other liabilities	13,423	28,684
Deferred revenue	118,294	115,187
Net cash provided by operating activities	49,225	104,241
Cash flows from investing activities:
Purchases of investments	(426,993)	(194,142)
Proceeds from call, maturity, and sale of investments	461,214	15,485
Exercise of warrants of strategic investments	—	(6,555)
Purchases of property and equipment	(35,624)	(44,218)
Proceeds from disposal of property and equipment	67	226
Purchases of intangible assets	(579)	(193)
Strategic investments	(17,692)	(70,500)
Business acquisition, net of cash acquired	(21,090)	(2,104)
Net cash used in investing activities	(40,697)	(302,001)
Cash flows from financing activities:
Net proceeds from equity offering	94,705	(74)
Proceeds from options exercised	54,503	—
Income and payroll tax payments for net-settled stock awards	(104,076)	(2,391)
Net cash provided by (used in) financing activities	45,132	(2,465)
Effect of exchange rate changes on cash and cash equivalents	(1,201)	(6,783)
Net increase (decrease) in cash and cash equivalents	52,459	(207,008)
Cash and cash equivalents and restricted cash, beginning of period	355,552	356,438
Cash and cash equivalents and restricted cash, end of period	$408,011	$149,430

Supplemental disclosures:
Cash and cash equivalents	$406,042	$147,711
Restricted cash (Note 1)	1,969	1,719
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$408,011	$149,430

Cash paid for income taxes, net of refunds	$47,689	$7,503

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$1,784	$1,244

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2022, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

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

The Company believes that estimates used in the preparation of these unaudited condensed consolidated financial statements are reasonable; however, actual results could differ materially from those estimates.

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

Geographic Information and Major Customers / Suppliers

For the three and nine months ended September 30, 2023, no individual country outside the United States represented more than 10% of total net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of our customers. For the three and nine months ended September 30, 2023, no customer represented more than 10% of total net sales. At September 30, 2023 and December 31, 2022, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.

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

Income per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution from outstanding stock options and unvested restricted stock units (“RSUs”). The effects of outstanding stock options, unvested RSUs, our 2027 convertible senior notes (the “Notes” or “2027 Notes”), and warrants to acquire shares of our common stock (the “Warrants” or “2027 Warrants”) are excluded from the computation of diluted net income per share in periods in which the effect would be antidilutive. The calculation of the weighted average number of shares outstanding and earnings per share are as follows (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$59,397	$12,131	$116,956	$117,964
Denominator:
Weighted average shares outstanding	74,826	71,107	73,904	71,033
Dilutive effect of stock-based awards	1,126	1,418	1,308	1,353
Diluted weighted average shares outstanding	75,952	72,525	75,212	72,386

Net income per common share:
Basic	$0.79	$0.17	$1.58	$1.66
Diluted	$0.78	$0.17	$1.56	$1.63

Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based awards	481	2,977	470	2,952
2027 Notes	3,017	—	3,017	—
2027 Warrants	3,017	—	3,017	—
Total potentially dilutive securities	6,515	2,977	6,504	2,952

For additional information regarding our 2027 Notes, refer to Note 9.

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

Changes in our estimated product warranty liabilities were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance, beginning of period	$811	$2,822
Utilization of reserve	(901)	(1,988)
Warranty expense	3,381	161
Balance, end of period	$3,291	$995

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

We have cash equivalents and investments, which at September 30, 2023 comprised money market funds, commercial paper, corporate bonds, term deposits, U.S. government bonds, agency bonds, U.S. Treasury bills, and U.S. Treasury Inflation-Protected Securities. Cash equivalents and investments at December 31, 2022 also included municipal bonds and certificates of deposit. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Included in the balance of other long-term assets as of September 30, 2023 and December 31, 2022 was $5.9 million and $4.3 million, respectively, related to corporate-owned life insurance policies, which are used to fund our deferred compensation plan. We determine the fair value of insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.

We have an investment in marketable securities, for which changes in fair value are recorded in the condensed consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in interest and other income (loss), net.

We have strategic investments in eight unconsolidated affiliates as of September 30, 2023. The estimated fair value of the investments was determined based on Level 3 inputs. In determining the estimated fair value of our strategic investments in privately held companies, we utilize observable data available to us as discussed further in Note 6.

We have convertible senior notes, for which the fair value is determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at September 30, 2023 to be a Level 2 measurement as they are not publicly traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.

Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the condensed consolidated balance sheet.

Restricted Cash

Restricted cash balance as of September 30, 2023 was $2.0 million primarily related to funds held in an international bank account securing a guarantee and funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. Approximately $1.9 million was included in prepaid expenses and other assets on our condensed consolidated balance sheet, with the remainder in other long-term assets. Restricted cash balance as of December 31, 2022 was $1.9 million primarily related to funds held in an international bank account securing a guarantee and funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. Approximately $1.8 million was included in prepaid expenses and other assets on our condensed consolidated balance sheet, with the remainder in other long-term assets.

Valuation of Goodwill, Intangibles and Long-lived Assets

We evaluate whether events and changes in circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets, excluding goodwill and intangible assets with indefinite useful lives, may warrant revision or that the remaining balance of these assets may not be recoverable. Such events and changes in circumstances could include, but are not limited to, a change in our product mix, a change in the way products are created, produced or delivered, or a significant change in the way products are branded and marketed. In performing the review for recoverability, we estimate the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair value computed using discounted cash flows.

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

Note 2 - Revenues

Nature of Products and Services

The following tables present our revenues by primary product and service offering (in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER Devices (Professional)	$86,718	$—	$86,718	$80,146	$—	$80,146
Cartridges	54,279	—	54,279	46,475	—	46,475
Axon Evidence and Cloud Services	8,975	150,563	159,538	5,125	96,814	101,939
Extended Warranties	8,078	16,054	24,132	7,290	14,511	21,801
Axon Body Cameras and Accessories	—	52,488	52,488	—	40,944	40,944
Axon Fleet Systems	—	26,716	26,716	—	10,139	10,139
Other (1) (2)	4,520	5,210	9,730	5,847	4,463	10,310
Total	$162,570	$251,031	$413,601	$144,883	$166,871	$311,754

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER Devices (Professional)	$239,165	—	$239,165	$213,623	$—	$213,623
Cartridges	149,504	—	149,504	134,145	—	134,145
Axon Evidence and Cloud Services	24,670	400,979	425,649	11,862	258,664	270,526
Extended Warranties	23,463	45,305	68,768	21,428	36,070	57,498
Axon Body Cameras and Accessories	—	124,066	124,066	—	113,399	113,399
Axon Fleet Systems	—	95,648	95,648	—	39,840	39,840
Other (1) (2)	14,460	13,989	28,449	13,771	10,991	24,762
Total	$451,262	$679,987	$1,131,249	$394,829	$458,964	853,793

(1)	TASER segment “Other” includes smaller categories, such as Virtual Reality (“VR”) hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)	Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room and Axon Air.

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
United States	$342,090	83%	$264,644	85%	$954,949	84%	$707,304	83%
Other countries	71,511	17	47,110	15	176,300	16	146,489	17
Total	$413,601	100%	$311,754	100%	$1,131,249	100%	$853,793	100%

Contract Balances

The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the nine months ended September 30, 2023 (in thousands):

September 30, 2023
Contract assets, net	$339,186
Contract liabilities (deferred revenue)	724,973
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	279,223

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	September 30, 2023			December 31, 2022
	Current	Long-Term	Total	Current	Long-Term	Total
Extended Warranty:
TASER	$12,500	$16,748	$29,248	$14,207	$17,618	$31,825
Software and Sensors	31,569	18,524	50,093	26,229	15,338	41,567
	44,069	35,272	79,341	40,436	32,956	73,392
Hardware:
TASER	28,908	29,056	57,964	49,361	12,640	62,001
Software and Sensors	77,207	109,573	186,780	50,426	109,227	159,653
	106,115	138,629	244,744	99,787	121,867	221,654
Services:
TASER	11,104	6,549	17,653	7,637	9,501	17,138
Software and Sensors	293,603	89,632	383,235	212,177	83,679	295,856
	304,707	96,181	400,888	219,814	93,180	312,994
Total	$454,891	$270,082	$724,973	$360,037	$248,003	$608,040

	September 30, 2023			December 31, 2022
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$52,512	$52,353	$104,865	$71,205	$39,759	$110,964
Software and Sensors	402,379	217,729	620,108	288,832	208,244	497,076
Total	$454,891	$270,082	$724,973	$360,037	$248,003	$608,040

Remaining Performance Obligations

As of September 30, 2023, we had approximately $5.8 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, as of September 30, 2023. We expect to recognize between 15% - 25% of this balance over the next 12 months, and generally expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Note 3 - Cash, Cash Equivalents and Investments

The following tables summarize our cash, cash equivalents, marketable securities, and available-for-sale investments at September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Marketable	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Securities	Investments	Investments
Cash	$224,437	$—	$—	$224,437	$224,437	$—	$—	$—

Level 1:
Money market funds	25,292	—	—	25,292	25,292	—	—	—
Agency bonds	170,838	17	(347)	170,508	33,500	—	137,008	—
Treasury bills	133,779	20	—	133,799	122,813	—	10,986	—
Marketable securities	90,000	—	(21,150)	68,850	—	68,850	—	—
Subtotal	419,909	37	(21,497)	398,449	181,605	68,850	147,994	—
Level 2:
Term deposits	203,205	—	—	203,205	—	—	203,205	—
Corporate bonds	121,071	8	(559)	120,520	—	—	120,520	—
U.S. government	176,371	—	(700)	175,671	—	—	175,671	—
Treasury Inflation-Protected Securities	2,606	—	(11)	2,595	—	—	2,595	—
Commercial paper	65,703	—	—	65,703	—	—	65,703	—
Subtotal	568,956	8	(1,270)	567,694	—	—	567,694	—
Total	$1,213,302	$45	$(22,767)	$1,190,580	$406,042	$68,850	$715,688	$—

As of September 30, 2023, we had $390.4 million of available-for-sale investments with unrealized losses. Of the $390.4 million of available-for-sale investments with unrealized losses, $27.0 million has been in a continuous unrealized loss position for twelve months or longer, with total gross unrealized losses of $0.3 million. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.

During the year ended December 31, 2021, we acquired 9.0 million shares of common stock of Cellebrite DI Ltd (“CLBT”) with a fair value of $90.0 million. The CLBT common stock is recorded as marketable securities in the accompanying condensed consolidated balance sheets and its fair value is adjusted every reporting period. Changes in fair value are recorded in the condensed consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in interest and other income (loss), net. During the three and nine months ended September 30, 2023, we recorded an unrealized gain on marketable securities of $4.1 million and $29.6 million, respectively, relating to CLBT.

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

Note 4 - Expected Credit Losses

We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable, contract assets, notes receivable, and off-balance-sheet exposures is developed using historical collection experience, published or estimated credit default rates for entities that represent our customer base, current and future economic and market conditions and a review of the current status of customers’ trade accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include account reconciliation, dispute resolution, payment confirmation, consideration of customers’ financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. We review receivables for U.S. and international customers separately to better reflect different published credit default rates and economic and market conditions.

The following table provides a roll-forward of the allowance for expected credit losses for finance receivables and off-balance-sheet exposures. The expected credit losses for receivables is deducted from the amortized cost basis of accounts receivable, contract assets, and notes receivable to present the net amount expected to be collected (in thousands):

	Nine Months Ended September 30, 2023
	United States	Other countries	Total
Balance, beginning of period	$3,064	$566	$3,630
Provision for expected credit losses	733	146	879
Amounts written off charged against the allowance	(719)	(105)	(824)
Other, including foreign currency translation	—	8	8
Balance, end of period (1)	$3,078	$615	$3,693

(1)	Ending balance includes allowance for credit losses recorded in Other current liabilities on the Consolidated Balance Sheet which is related to off-balance-sheet credit exposurse.

As of September 30, 2023 and December 31, 2022, the allowance for expected credit losses for each type of customer receivable and off-balance-sheet exposures were as follows (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable and notes receivable, current	$2,144	$2,176
Contract assets, net	1,476	1,360
Long-term notes receivable, net of current portion	59	94
Other current liabilities	14	—
Total allowance for expected credit losses on customer receivables	$3,693	$3,630

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

Inventory consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$104,372	$72,740
Finished goods	155,747	129,731
Total inventory	$260,119	$202,471

Note 6 - Strategic Investments

Strategic investments include investments in a number of non-public technology-driven companies. We account for strategic investments under the ASC 321 measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for the investments. The investments are measured at cost less impairment, adjusted for observable price changes and are assessed for impairment whenever events or changes in circumstances indicate that the fair value may be less than its carrying value.

In conjunction with certain of our strategic investments, we have the ability to commit additional capital over time through warrants and call options; for some investments, the exercisability and exercise prices are conditional on the achievement of certain performance metrics.

The following tables provide a roll-forward of the balance of strategic investments (in thousands):

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	Strategic investments	Warrants	Call options	Total	Strategic investments	Warrants	Call options	Total
Balance, beginning of period	$215,945	$459	$17,233	$233,637	$264,156	$1,195	16,340	$281,691
Investments	4,099	1,176	—	5,275	8,004	459	893	9,356
Fair value adjustments:
Unrealized losses and impairments	—	(113)	—	(113)	(718)	—	—	(718)
Exercises	1,500	—	—	1,500	—	—	—	—
Balance, end of period	$221,544	$1,522	$17,233	$240,299	$271,442	$1,654	$17,233	$290,329

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Strategic investments	Warrants	Call options	Total	Strategic investments	Warrants	Call options	Total
Balance, beginning of period	$277,676	$1,654	$17,233	$296,563	$80,775	$2,745	—	$83,520
Investments	15,016	1,176	—	16,192	53,164	459	17,233	70,856
Fair value adjustments:
Unrealized gains	—	—	—	—	41,893	28,539	—	70,432
Unrealized losses and impairments	(72,648)	(1,308)	—	(73,956)	(1,109)	—	—	(1,109)
Exercises	1,500	—	—	1,500	96,719	(30,089)	—	66,630
Balance, end of period	$221,544	$1,522	$17,233	$240,299	$271,442	$1,654	$17,233	$290,329

	Inception to date
	Strategic investments	Warrants	Call options	Total
Investments	$124,498	$4,222	$17,233	$145,953
Fair value adjustments:
Realized gains	12,312	—	—	12,312
Unrealized gains	74,817	29,073	—	103,890
Unrealized losses and impairments	(73,756)	(1,684)	—	(75,440)
Exercises	98,219	(30,089)	—	68,130
Sales	(14,546)	—	—	(14,546)
Balance, end of period	$221,544	$1,522	$17,233	$240,299

In accordance with ASC 321-10-35-3, we determined an impairment indicator existed for one of our strategic investments as of June 30, 2023. Thus, we performed a quantitative analysis and concluded the fair value was less than the carrying value. An unrealized impairment loss of $73.8 million related to our strategic investment and related warrants was recorded in interest and other income (loss), net on our condensed consolidated statement of operations during the nine months ended September 30, 2023.

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

We determine whether we are the primary beneficiary of a VIE by performing an analysis that principally considers:

●	The VIE’s purpose, design, and risks the VIE was designed to create and pass through to its variable interest holders;
●	The VIE’s capital structure;
●	The terms between the VIE and its variable interest holders and other parties involved with the VIE; and
●	Related-party affiliations.

The table below presents a summary of the unconsolidated VIEs in which we hold variable interests:

	September 30, 2023	December 31, 2022
Total unconsolidated variable interest entities:
Carrying value of variable interest - assets	$13,016	$11,530
Carrying value of variable interest - liabilities	—	—
Maximum exposure to loss:
Non-public equity (1)	13,016	11,530
Total	$13,016	$11,530

(1) The maximum exposure to loss is limited to the carrying value of the interest.

In the table above:

●	The nature of our variable interest is described in the row under maximum exposure to loss.
●	Our exposure to the obligations of the VIE is limited to our interest in the entity.

The primary purpose of our U.S-based, unconsolidated VIE investments is to create strategic partnerships with market-leading providers of law enforcement technology solutions. We present all variable interests in unconsolidated VIEs as strategic investments within the long-term assets section of the condensed consolidated balance sheet.

We have provided financial support to the unconsolidated VIEs in exchange for preferred equity as well as warrants and call options that give us the ability to commit additional capital over time. Financial support provided to the unconsolidated VIEs is used to continue to finance their operations. We have no explicit or implicit arrangements to provide additional financial support to the VIEs and we have no liabilities to the VIEs as of September 30, 2023 and December 31, 2022.

Note 8 - Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accrued salaries, commissions, benefits and bonus	$92,437	$97,882
Accrued professional, consulting and lobbying fees	6,102	3,861
Accrued warranty expense	3,291	811
Accrued income and other taxes	3,358	13,559
Accrued inventory in transit	11,847	10,548
Other accrued expenses	29,905	29,273
Accrued liabilities	$146,940	$155,934

Note 9 – Convertible Senior Notes

2027 Notes

In December 2022, we issued $690.0 million aggregate principal amount of our 0.50% convertible senior notes due 2027 in a private offering, which aggregate principal amount included the exercise in full of the initial purchasers’ option to purchase up to an additional $90.0 million principal amount of the Notes. The Notes mature on December 15, 2027 and bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. The total net proceeds from the issuance of the Notes, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs of $16.2 million, were approximately $673.8 million. The effective interest rate for the Notes was 0.99% and included interest payable and amortization of debt issuance cost.

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

The following table summarizes the carrying value of the Notes (in thousands):

	September 30, 2023	December 31, 2022
Principal	$690,000	$690,000
Unamortized debt issuance costs	(13,685)	(16,033)
Convertible notes carrying amount, net	$676,315	$673,967

We consider the fair value of the Notes to be a Level 2 measurement. The estimated fair value of the Notes at September 30, 2023 and December 31, 2022 is based on the closing trading price per $1,000 of the Notes as of the last day of trading for each period as follows (in millions):

	September 30, 2023	December 31, 2022
2027 Notes	$738.4	$687.3

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Contractual interest expense	$863	$2,588
Amortization of debt issuance costs	797	2,328
Total interest expense	$1,660	$4,916

Note Hedge

To reduce the impact of potential economic dilution upon conversion of the Notes, we entered into a convertible note hedge transaction (the “Note Hedge” or “2027 Note Hedge”) with certain investment banks, with respect to our common stock, concurrently with the issuance of the 2027 Notes.

	Purchase Price	Shares Purchased
2027 Note Hedge	$194,994	3,016,680

The Note Hedge covers shares of our common stock at a strike price per share that corresponds to the initial conversion price of the respective Notes, subject to adjustment, and is exercisable upon conversion of the Notes. If exercised, we may elect to receive cash, shares of our common stock, or a combination of cash and shares. We have accounted for the aggregate amount of purchase price for the Note Hedge as a reduction to additional paid-in capital. The Note Hedge will expire upon the maturity of the Notes. The Note Hedge is intended to reduce the potential economic dilution upon conversion of the Notes in the event that the fair value per share of our common stock at the time of exercise is greater than the conversion price of the Notes. The Note Hedge is a separate transaction and is not part of the terms of the Notes. Holders of the Notes do not have any rights with respect to the Note Hedge. The Note Hedge does not impact earnings per share, as it was entered into to offset any dilution from the Notes. As of September 30, 2023, 3,016,680 shares remain subject to the Note Hedge.

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

Deferred Tax Assets

Net deferred income tax assets at September 30, 2023, primarily include R&D capitalization net of amortization, deferred revenue, convertible debt net of amortization, accruals and reserves, and stock-based compensation expense partially offset by accelerated depreciation expense and valuation allowance reserve. Our total net deferred tax assets at September 30, 2023 were $211.4 million.

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

As of September 30, 2023, management continues to believe the positive evidence from projected future earnings outweighs the negative evidence and a valuation allowance is only needed on specific deferred tax assets. We have concluded that a valuation allowance is necessary against unrealized investment losses as well as transaction costs incurred in connection with certain investments. Additionally, we do have Arizona R&D tax credits expiring unutilized each year; therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized, and a valuation allowance has been recorded against this net asset.

In Australia, we have determined that sufficient deferred tax liabilities will reverse in order to realize all assets except one long-lived intangible where there is not an expectation that the asset may be realized. Therefore, we continue to recognize a partial valuation allowance for Australia.

We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal and state income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $25.6 million as of

September 30, 2023. Should the unrecognized benefit of $25.6 million be recognized, our effective tax rate would be favorably impacted. Approximately $5.5 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D deferred tax asset.

Effective Tax Rate

Our overall effective tax rate for the nine months ended September 30, 2023, after discrete period adjustments, was (17.9%). Before discrete adjustments, the estimated annual effective tax rate was 17.4%, which differs from the federal statutory rate, primarily due to the impact of R&D tax credits and a decrease in valuation allowance offset by the executive compensation limitation under Internal Revenue Code (“IRC”) Section 162(m) and an increase in unrecognized tax benefits, on projected pre-tax income for the year. The effective tax rate was favorably impacted by a $36.8 million discrete tax benefit primarily associated with net windfalls related to stock-based compensation for RSUs and performance stock units (“PSUs”) that vested during the nine months ended September 30, 2023, primarily attributed to the vesting of the final three tranches of eXponential Stock Performance Plan (“XSPP”) in March and May 2023.

Note 11 - Stockholders’ Equity

CEO Performance Award

On May 24, 2018, our stockholders approved the Board of Directors’ grant of 6,365,856 stock options to Patrick W. Smith, our Chief Executive Officer (the “CEO Performance Award”). The CEO Performance Award consists of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational goals (performance conditions) and market capitalization goals (market conditions), assuming continued employment either as the Chief Executive Officer or as both Executive Chairman and Chief Product Officer and service through each attainment date.

As of September 30, 2023, all 12 market capitalization and operational goals have been achieved and certified by the Compensation Committee of the Board of Directors (the “Compensation Committee”). As a result, 6.4 million stock options have been certified by the Compensation Committee and vested. As all 12 operational goals have been achieved, we recorded stock-based compensation expense of $246.0 million related to the CEO Performance Award. No stock-based compensation expense was recorded related to the CEO Performance Award for the three months ended September 30, 2023.

eXponential Stock Performance Plan

On February 12, 2019, our shareholders approved the Axon Enterprise, Inc. 2019 Stock Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our XSPP and grants of eXponential Stock Units (“XSUs”) under the 2019 Plan.

As of September 30, 2023, all 12 market capitalization and operational goals have been achieved and certified by the Compensation Committee. We recorded stock-based compensation expense of $199.4 million related to the XSU awards from their respective grant dates through September 30, 2023. As of September 30, 2023, we had $0.5 million of total unrecognized stock-based compensation expense, which will be recognized over a weighted-average period of 0.2 years. The unrecognized expense is related to certain awards that have not yet vested due to their minimum service requirement.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2023 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	1,565	$145.38
Granted	464	203.71
Released	(371)	118.04
Forfeited	(104)	155.25
Units outstanding, end of period	1,554	168.67	$309,283

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $198.99 per share, multiplied by the number of RSUs outstanding. As of September 30, 2023, there was $193.8 million in unrecognized compensation costs related to RSUs under our stock plans for awards that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.1 years. RSUs are released when vesting requirements are met.

Certain RSUs that vested in the nine months ended September 30, 2023 were net-share settled such that we withheld shares to cover the employees’ tax obligations for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to RSUs were approximately 17,000 and had a value of $3.3 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Performance Stock Units

The following table summarizes PSU activity, inclusive of XSUs, for the nine months ended September 30, 2023 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	1,369	$43.43
Granted	171	187.74
Released	(1,222)	36.60
Forfeited	(43)	27.52
Units outstanding, end of period	275	166.05	$54,768

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $198.99 per share, multiplied by the number of PSUs outstanding. As of September 30, 2023, there was $22.6 million in unrecognized compensation costs related to PSUs under our stock plans for awards that are expected to vest. We expect to recognize the cost related to the PSUs over a weighted average period of 4.8 years. PSUs are released when vesting requirements are met.

Certain PSUs that vested in the nine months ended September 30, 2023 were net-share settled such that we withheld shares to cover the employees’ tax obligations for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to PSUs were 0.5 million and had a value of $100.8 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2023 (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Aggregate
	Options	Price	Life (years)	Intrinsic Value
Options outstanding, beginning of year	2,438	$28.58
Granted	—	—
Exercised	(1,907)	28.58
Expired / terminated	—	—
Options outstanding and exercisable, end of period	531	28.58	4.41	$90,476

Aggregate intrinsic value represents the difference between the exercise price of the underlying stock options and the closing stock price on the last trading day of the period ended September 30, 2023, which was $198.99.

Of the total stock options exercised during the nine months ended September 30, 2023, 0.9 million shares were immediately sold to cover the exercise price and the option holder’s tax obligation for the applicable income and other employment taxes.

Stock-based Compensation Expense

The following table summarizes the composition of stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of product sales and service sales	$1,687	$1,157	$4,685	$3,331
Sales, general and administrative expenses	12,886	14,268	43,232	35,860
Research and development expenses	15,414	12,779	48,311	35,263
Total stock-based compensation expense	$29,987	$28,204	$96,228	$74,454

Stock Incentive Plan

In May 2022, our shareholders approved the Axon Enterprise, Inc. 2022 Stock Incentive Plan (the “2022 Plan”) authorizing an additional 2.5 million shares, plus remaining available shares under prior plans, for issuance under the new plan. Combined with our 2019 Plan and other legacy stock incentive plans, there are 2.3 million shares available for grant as of September 30, 2023.

Stock Repurchase Plan

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. During the nine months ended September 30, 2023 and 2022, no common shares were purchased under the program. As of September 30, 2023, $16.3 million remains available under the plan for future purchases. Any future purchases will be discretionary.

At-the-Market equity offering

During the nine months ended September 30, 2023, we sold 467,594 shares of our common stock under our “at-the-market” equity offering program (the “ATM”). We generated approximately $96.4 million in aggregate gross proceeds from sales under the ATM. Aggregate net proceeds from the ATM were $94.7 million after deducting related expenses, including commissions to the sales agent and issuance costs of $1.7 million.

We may sell up to a total of 3.0 million shares of our common stock under the ATM, with 2.0 million shares remaining as of September 30, 2023. The ATM expires on April 20, 2024. We intend to use the net proceeds from this offering program for general corporate purposes, which may include, among other things, providing capital to satisfy a portion of the tax obligations related to the vesting and settlement of stock compensation awards granted to our executive officers and other employees under our stock plans, to support our growth, and to acquire or invest in product lines, products, services, technologies or facilities.

Note 12 - Line of Credit

In December 2022, we entered into a credit agreement that provides for a senior unsecured multi-currency revolving credit facility in an aggregate principal amount of up to $200.0 million, $30.0 million of which is available for the issuance of letters of credit. The credit agreement will mature on the earlier of December 15, 2027 or the date that is six months prior to the stated maturity date of the 2027 Notes unless the Notes have been redeemed, repurchased, converted or defeased in full. Additionally, the credit agreement has an accordion feature which allows for an increase in the total line of credit up to $300.0 million, in each lender’s sole discretion.

At September 30, 2023 and December 31, 2022, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of September 30, 2023 we had letters of credit outstanding of approximately $7.4 million under the facility and available borrowing of $192.6 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at Term SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net debt to earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) ratio, which for the purposes of the credit agreement excludes investment interest income. “SOFR” is defined as a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York or a successor administrator of the secured overnight financing rate.

We are required to comply with a net leverage ratio, defined as consolidated total indebtedness to EBITDA, of no greater than 3.50 to 1.00 based upon a trailing four fiscal quarter period. At September 30, 2023, our net leverage ratio was 0.27 to 1.00. Additionally, we must comply with a consolidated interest coverage ratio, defined as EBITDA to consolidated interest expense, of no less than 3.50 to 1.00 based upon a trailing four fiscal quarter period. We are compliant with the consolidated interest coverage ratio, which is not meaningful for the period ended September 30, 2023.

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

U.S. Federal Trade Commission Litigation

In January 2020, the U.S. Federal Trade Commission (“FTC”) filed an administrative enforcement action regarding our May 2018 acquisition of an insolvent body worn camera competitor, Vievu LLC (“Vievu”). The FTC alleged the merger was anticompetitive and adversely affected the body worn camera and digital evidence management market for “large metropolitan police departments,” which we strongly denied. We sued the FTC in federal court challenging the FTC’s structure as unconstitutional. In April of this year, the Supreme Court unanimously held that Axon’s “existential” claims could proceed in federal court, and in August we filed our amended complaint in the District of Arizona. On October 6, 2023, the FTC unilaterally dismissed its administrative complaint against Axon without consent decree or other condition. We therefore dismissed our federal court claims as moot on October 10, 2023 ending this five-year dispute.

In August 2023, the Township of Howell (NJ) filed a purported class action in the District of New Jersey alleging Sherman and Clayton Act violations, relying heavily on the now dismissed FTC allegations concerning the Vievu acquisition. Howell also sued Safariland LLC, which sold Vievu to Axon, alleging a companion holster supply agreement for TASER energy weapons impermissibly restrained trade, which we deny. Subsequently, the City of Baltimore (MD) and the City of Augusta (ME) filed suits making similar antitrust allegations. Axon will vigorously defend these actions, which are in the process of being consolidated.

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

Off-Balance Sheet Arrangements

Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At September 30, 2023, we had outstanding letters of credit issued under our credit facility of $7.4 million that are expected to expire throughout 2023 and 2024. Additionally, we had $10.5 million of outstanding surety bonds as of September 30, 2023 expiring in 2024.

Note 14 – Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Gains (Losses)
	on Available-for-Sale	Foreign Currency
	Investments	Translation	Total
Balance, December 31, 2022	$(1,251)	(5,928)	$(7,179)
Other comprehensive income	184	1,676	1,860
Balance, March 31, 2023	$(1,067)	$(4,252)	$(5,319)
Other comprehensive loss	(850)	(557)	(1,407)
Balance, June 30, 2023	$(1,917)	$(4,809)	$(6,726)
Other comprehensive income (loss)	656	(6,799)	(6,143)
Balance, September 30, 2023	$(1,261)	$(11,608)	$(12,869)

	Unrealized Gains (Losses)
	on Available-for-Sale	Foreign Currency
	Investments	Translation	Total
Balance, December 31, 2021	$(207)	$(1,110)	$(1,317)
Other comprehensive loss	(489)	(1,072)	(1,561)
Balance, March 31, 2022	$(696)	$(2,182)	$(2,878)
Other comprehensive loss	(161)	(2,166)	(2,327)
Balance, June 30, 2022	$(857)	$(4,348)	$(5,205)
Other comprehensive loss	(326)	(2,275)	(2,601)
Balance, September 30, 2022	$(1,183)	$(6,623)	$(7,806)

Note 15 - Segment Data

Our operations comprise two reportable segments: the TASER segment and the Software and Sensors segment.

Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Net sales from products	$153,375	$103,068	$256,443	$139,267	$71,131	$210,398
Net sales from services	9,195	147,963	157,158	5,616	95,740	101,356
Net sales	162,570	251,031	413,601	144,883	166,871	311,754
Cost of product sales	59,746	56,532	116,278	53,422	40,302	93,724
Cost of service sales	1,252	40,799	42,051	—	24,773	24,773
Cost of sales	60,998	97,331	158,329	53,422	65,075	118,497
Gross margin	$101,572	$153,700	$255,272	$91,461	$101,796	$193,257

Research and development	$15,672	$61,208	$76,880	$13,864	$45,263	$59,127

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Net sales from products	$426,372	$282,934	$709,306	$382,142	$204,511	$586,653
Net sales from services	24,890	397,053	421,943	12,687	254,453	267,140
Net sales	451,262	679,987	1,131,249	394,829	458,964	853,793
Cost of product sales	170,297	154,757	325,054	142,510	118,068	260,578
Cost of service sales	2,517	112,183	114,700	—	70,256	70,256
Cost of sales	172,814	266,940	439,754	142,510	188,324	330,834
Gross margin	$278,448	$413,047	$691,495	$252,319	$270,640	$522,959

Research and development	$46,128	$173,619	$219,747	$37,076	$128,014	$165,090

Note 16 – Business Acquisition

During the nine months ended September 30, 2023, we completed an acquisition for total purchase consideration of $23.9 million. The purchase price included $2.2 million of contingent cash consideration, which is expected to be earned by the sellers upon meeting specified targets by July 1, 2027. Total transaction costs related to the acquisition were $1.7 million for the nine months ended September 30, 2023. These transaction costs were expensed as incurred in sales, general and administrative (“SG&A”) expenses in our condensed consolidated statements of operations.

The purchase price allocation is subject to revision during the measurement period pending final asset valuation procedures and related calculations. Based on the purchase price allocation, we recorded $12.9 million of goodwill, $11.5 million of identifiable intangible assets, and $2.3 million in net tangible assets, excluding deferred taxes. We acquired a net deferred tax liability of $2.8 million.

The goodwill generated from the acquisition is primarily attributable to synergies that are expected to be achieved from the integration of the business and is not deductible for tax purposes. We have assigned the goodwill to the Software and Sensors segment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2023, and results of operations for the three and nine months ended September 30, 2023 and 2022, should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes in our 2022 Annual Report on Form 10-K filed with the SEC on February 28, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Part II, Item 1A. Risk Factors.” See also “Special Note Regarding Forward-Looking Statements” on page ii of this Quarterly Report on Form 10-Q.

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

Our revenues for the three months ended September 30, 2023 were $413.6 million, an increase of $101.8 million, or 32.7%, from the comparable period in the prior year. We had income from operations of $55.1 million compared to $32.1 million for the same period in the prior year. Gross margin dollars increased $62.0 million and decreased as a percentage of revenue to 61.7% from 62.0% compared to the three months ended September 30, 2022. The decrease was primarily driven by lower margin in our TASER segment resulting from the launch of TASER 10,  which is still ramping toward full scale in manufacturing, increased mix from lower margin Sensors hardware, and higher professional services costs associated with growth in Fleet 3, partially offset by increased software mix. Operating expenses increased $39.0 million, reflecting an increase in salaries, benefits, and bonus expense and increases in sales, marketing, and commissions expense, as well as an increase in stock-based compensation expense. For the three months ended September 30, 2023, we recorded net income of $59.4 million included a noncash unrealized gain of $4.1 million on our investment in CLBT. Net income of $12.1 million for the comparable period in the prior year included an unrealized loss of $10.6 million on marketable securities related to our investment in CLBT along with a unrealized loss of $0.7 million of observable price changes for our existing strategic investments and related warrants.

Our revenues for the nine months ended September 30, 2023 were $1.1 billion, an increase of $277.5 million, or 32.5%, from the comparable period in the prior year. We had income from operations of $112.0 million compared to $70.7 million for the same period in the prior year. Gross margin dollars increased $168.5 million and decreased as a percentage of revenue to 61.1% from 61.3% compared to the nine months ended September 30, 2022. The decrease was primarily driven by lower margin in our TASER segment resulting from the launch of TASER 10, which is still ramping toward full scale in manufacturing, increased mix from lower margin Sensors hardware, and higher professional services costs associated with growth in Fleet 3, partially offset by increased software mix. Operating expenses increased $127.3 million, reflecting an increase in salaries, benefits, and bonus expense and increases in sales, marketing, and commissions expense, as well as an increase in stock-based compensation expense. For the nine months ended September 30, 2023, we recorded net income of $117.0 million, which reflected a noncash unrealized gain of $29.6 million on our investment in CLBT and a noncash unrealized impairment loss of $71.9 million, net, related to a strategic investment and related warrants. Net income was $118.0 million for the comparable period in the prior year included net unrealized gains of $129.4 million related to observable price changes for our existing investments and related warrants and an unrealized loss of $36.9 million on marketable securities related to our investment in CLBT.

Results of Operations

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended September 30,
	2023		2022
Net sales from products	$256,443	62.0%	$210,398	67.5%
Net sales from services	157,158	38.0	101,356	32.5
Net sales	413,601	100.0	311,754	100.0
Cost of product sales	116,278	28.1	93,724	30.1
Cost of service sales	42,051	10.2	24,773	7.9
Cost of sales	158,329	38.3	118,497	38.0
Gross margin	255,272	61.7	193,257	62.0
Operating expenses:
Sales, general and administrative	123,279	29.8	102,023	32.7
Research and development	76,880	18.6	59,127	19.0
Total operating expenses	200,159	48.4	161,150	51.7
Income from operations	55,113	13.3	32,107	10.3
Interest and other income (loss), net	14,310	3.5	(11,249)	(3.6)
Income before provision for income taxes	69,423	16.8	20,858	6.7
Provision for income taxes	10,026	2.4	8,727	2.8
Net income	$59,397	14.4%	$12,131	3.9%

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,
	2023		2022
United States	$342,090	83%	$264,644	85%
Other countries	71,511	17	47,110	15
Total	$413,601	100%	$311,754	100%

International revenue increased compared to the prior year comparable period, primarily driven by increased sales in our Europe, Middle East and Africa (“EMEA”) and our Asia Pacific (“APAC”) regions on large hardware orders during the current quarter.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended September 30,				Dollar	Percent
	2023		2022		Change	Change
TASER segment:
TASER Devices (Professional)	$86,718	21.0%	$80,146	25.7%	$6,572	8.2%
Cartridges	54,279	13.1	46,475	14.9	7,804	16.8
Axon Evidence and Cloud Services	8,975	2.2	5,125	1.7	3,850	75.1
Extended Warranties	8,078	1.9	7,290	2.3	788	10.8
Other (1)	4,520	1.1	5,847	1.9	(1,327)	(22.7)
Total TASER segment	162,570	39.3	144,883	46.5	17,687	12.2
Software and Sensors segment:
Axon Body Cameras and Accessories	52,488	12.7	40,944	13.1	11,544	28.2
Axon Fleet Systems	26,716	6.4	10,139	3.2	16,577	163.5
Axon Evidence and Cloud Services	150,563	36.4	96,814	31.1	53,749	55.5
Extended Warranties	16,054	3.9	14,511	4.7	1,543	10.6
Other (2)	5,210	1.3	4,463	1.4	747	16.7
Total Software and Sensors segment	251,031	60.7	166,871	53.5	84,160	50.4
Total net sales	$413,601	100.0%	$311,754	100.0%	$101,847	32.7%

(1)	TASER segment “Other” includes smaller categories, such as VR hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)	Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room and Axon Air.

Net sales for the TASER segment increased 12.2% for the three months ended September 30, 2023 as compared to the prior year quarter, primarily due to increases of $6.6 million in TASER devices (professional) revenue and $7.8 million of cartridge revenue. The increase in TASER devices (professional) revenue primarily related to strong adoption of our next generation product, TASER 10, which began shipping in the first quarter of 2023. The increase in cartridge revenue was primarily due to higher international volume. Fluctuations in cartridge revenue are generally attributable to customers who are not on cartridge subscriptions plans and periodically purchase in bulk. Net sales for Axon Evidence and cloud services also increased $3.9 million in the quarter due to an increase in the number of cloud-connected TASER devices in the field, as well as an increase in VR revenue.

Net sales for the Software and Sensors segment increased 50.4% for the three months ended September 30, 2023 as compared to the prior year quarter as we continue to add users and associated devices to our network. The increase in the aggregate number of users and the revenue per user drove the majority of the increase in Axon Evidence and cloud services revenue of $53.7 million. The $16.6 million increase in Axon Fleet systems revenue was primarily driven by higher unit sales as we continue to see strong demand since the release of Fleet 3 in 2021. The $11.5 million increase in Axon Body Cameras and Accessories revenue was due to increased unit sales and premium product mix driven by demand for our next generation product, Axon Body 4, which began shipping at the end of the second quarter of 2023. An increase in cameras, docks and Axon Fleet systems in the field drove the $1.5 million increase in extended warranties revenue, as most of those devices are sold with extended warranties.

We consider total company future contracted revenues a forward-looking performance indicator. As of September 30, 2023, we had approximately $5.8 billion of total company future contracted revenue, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. We expect to recognize between 15% - 25% of this balance over the next 12 months, and expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment decreased to 62.5% from 63.1% for the three months ended September 30, 2023 and 2022, respectively. The decrease was primarily due to the introduction of our next generation device, TASER 10, which is still ramping toward full scale in manufacturing.

As a percentage of net sales, gross margin for the Software and Sensors segment increased slightly to 61.2% from 61.0% for the three months ended September 30, 2023 and 2022, respectively. Within the Software and Sensors segment, hardware gross margin increased to 45.2% for the three months ended September 30, 2023 compared to 43.3% for the same period in 2022 due to scale efficiencies from higher Fleet volume and growth in our next generation product, Axon Body 4. Service margin decreased to 72.4% for the three months ended September 30, 2023 from 74.1% for the same period in 2022 due to a higher mix of lower margin professional services revenue.

Sales, General and Administrative Expenses

SG&A expenses were comprised as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar	Percent
	2023	2022	Change	Change
Total sales, general and administrative expenses	$123,279	$102,023	$21,256	20.8%
Sales, general, and administrative expenses as a percentage of net sales	29.8%	32.7%

Salaries, benefits, and bonus expense increased $13.5 million in comparison to the prior year comparable period, which was primarily attributable to an increase in headcount and higher wages. Benefits expense also reflected higher self-insured medical expense related to increased medical plan enrollment and higher claims during the current quarter.

Stock-based compensation expense decreased $1.4 million in comparison to the prior year comparable period, which was primarily attributable to a decrease of $4.3 million in expense related to the XSPP and CEO Performance Award. The decrease in stock-based compensation expense related to XSPP and CEO Performance Award was due to the attainment of the final market capitalization goals earlier in 2023. Partially offsetting the decrease was higher expense related to increased headcount and new performance stock awards issued to certain employees.

Sales commissions increased $6.1 million in comparison to the prior year comparable period, tied to higher revenue.

Partially offsetting the increase in SG&A expense for the quarter were $2.6 million of insurance recoveries.

Research and Development Expenses

R&D expenses were comprised as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar	Percent
	2023	2022	Change	Change
Total research and development expenses	$76,880	$59,127	$17,753	30.0%
Research and development expenses as a percentage of net sales	18.6%	19.0%

Within the TASER segment, R&D expense increased $1.8 million in comparison to the prior year comparable period. The increase is attributable to headcount growth driving increases in compensation, benefits and bonus expense.

R&D expense for the Software and Sensors segment increased $15.9 million in comparison to the prior year comparable period, reflecting an increase of $9.9 million in salaries, benefits, and bonus expense due to higher headcount and increased wages. Additionally, there was a $2.6 million increase related to stock-based compensation expense, primarily related to increased headcount. Internal cloud costs increased $1.7 million primarily related to software product development. Professional and consulting expenses increased $1.0 million primarily related to software feature development and continued investment in Axon Body 4.

Interest and Other Income (Loss), Net

Interest and other income (loss), net was income of $14.3 million for the three months ended September 30, 2023, compared to a loss of $11.2 million for the same period in 2022. During the third quarter of 2023, we recorded interest expense of $1.8 million primarily related to our 2027 Notes, partially offset by an unrealized gain of $4.1 million related to our investment in CLBT and interest income of $12.5 million on our available-for-sale securities. For additional information regarding our 2027 Notes, refer to Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2022, we recorded an unrealized loss of $10.6 million on marketable securities related to our investment in CLBT.

Provision for Income Taxes

The provision for income taxes was an expense of $10.0 million for the three months ended September 30, 2023, which was an effective tax rate of 14.4%. Our estimated annual effective income tax rate for 2023, before discrete period adjustments, is 17.4%, which differs from the federal statutory rate primarily due to the impact of R&D tax credits and decrease in valuation allowance offset by the executive compensation limitation under IRC Section 162(m) and an increase in unrecognized tax benefits on projected pre-tax income for the year. The effective tax rate was favorably impacted by a $2.9 million discrete tax benefit associated with net windfalls related to stock-based compensation for RSUs and PSUs that vested during the three months ended September 30, 2023.

The provision for income taxes was an expense of $8.7 million for the three months ended September 30, 2022, which was an effective tax rate of 41.8%. Our estimated full year effective income tax rate for 2022, before discrete period adjustments, is 28.0%. The effective tax rate was favorably impacted by a $0.2 million discrete tax expense associated with shortfalls related to stock-based compensation for RSUs and PSUs that vested during the three months ended September 30, 2022.

Net Income

We recorded net income of $59.4 million for the three months ended September 30, 2023 compared to net income of $12.1 million for the same period in 2022. Net income per basic share was $0.79 for the three months ended September 30, 2023 compared to $0.17 net income per basic share for the same period in 2022. Net income per diluted share was $0.78 for the three months ended September 30, 2023 compared to $0.17 net income per diluted share for the same period in 2022.

Three Months Ended September 30, 2023 Compared to the Three Months Ended June 30, 2023

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended		Dollar	Percent
	September 30, 2023		June 30, 2023		Change	Change
TASER segment:
TASER Devices (Professional)	$86,718	21.0%	$84,975	22.7%	$1,743	2.1%
Cartridges	54,279	13.1	48,425	12.9	5,854	12.1
Axon Evidence and Cloud Services	8,975	2.2	8,494	2.3	481	5.7
Extended Warranties	8,078	1.9	7,715	2.0	363	4.7
Other (1)	4,520	1.1	4,801	1.3	(281)	(5.9)
Total TASER segment	162,570	39.3	154,410	41.2	8,160	5.3
Software and Sensors segment:
Axon Body Cameras and Accessories	52,488	12.7	32,781	8.8	19,707	60.1
Axon Fleet Systems	26,716	6.4	35,960	9.6	(9,244)	(25.7)
Axon Evidence and Cloud Services	150,563	36.4	132,102	35.3	18,461	14.0
Extended Warranties	16,054	3.9	15,166	4.0	888	5.9
Other (2)	5,210	1.3	4,186	1.1	1,024	24.5
Software and Sensors segment	251,031	60.7	220,195	58.8	30,836	14.0
Total net sales	$413,601	100.0%	$374,605	100.0%	$38,996	10.4%

(1)	TASER segment “Other” includes smaller categories, such as VR hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)	Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room and Axon Air.

Net sales within the TASER segment increased by approximately $8.2 million, or 5.3%, during the three months ended September 30, 2023 compared to the prior quarter, primarily due to a $5.9 million increase in cartridge revenue. The increase in cartridge revenue was primarily due to higher international volume. Fluctuations in cartridge revenue are generally attributable to customers who are not on cartridge subscriptions plans and periodically purchase in bulk. TASER devices (professional) revenue increased by $1.7 million due to volume shift to TASER 10.

Within the Software and Sensors segment, net sales increased $30.8 million, or 14.0%, during the three months ended September 30, 2023 compared to the prior quarter. The increase in the aggregate number of users, average revenue per user, and add-ons drove the majority of the increase in Axon Evidence and cloud services revenue of $18.5 million. Axon Body cameras and accessories revenue increased $19.7 million on increased unit sales and premium product mix driven by demand for our next generation product, Axon Body 4, which began shipping at the end of the second quarter in 2023. Partially offsetting the increases in the Software and Sensors segment was a decrease of $9.2 million in Axon Fleet revenue primarily reflecting lower unit volume due to timing of shipments related to customer-driven deployment schedules.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Nine Months Ended September 30,
	2023		2022
Net sales from products	$709,306	62.7%	$586,653	68.7%
Net sales from services	421,943	37.3	267,140	31.3
Net sales	1,131,249	100.0	853,793	100.0
Cost of product sales	325,054	28.7	260,578	30.5
Cost of service sales	114,700	10.2	70,256	8.2
Cost of sales	439,754	38.9	330,834	38.7
Gross margin	691,495	61.1	522,959	61.3
Operating expenses:
Sales, general and administrative	359,768	31.8	287,157	33.6
Research and development	219,747	19.4	165,090	19.4
Total operating expenses	579,515	51.2	452,247	53.0
Income from operations	111,980	9.9	70,712	8.3
Interest and other income (loss), net	(12,782)	(1.1)	91,076	10.6
Income before provision for income taxes	99,198	8.8	161,788	18.9
Provision for (benefit from) income taxes	(17,758)	(1.6)	43,824	5.1
Net income	$116,956	10.4%	$117,964	13.8%

The following table presents our revenues disaggregated by geography (in thousands):

	Nine Months Ended September 30,
	2023		2022
United States	$954,949	84%	$707,304	83%
Other Countries	176,300	16	146,489	17
Total	$1,131,249	100%	$853,793	100%

International revenue increased compared to the prior year comparable period, and decreased as a percentage of total revenue. The increase was primarily attributable to large hardware orders during the period in our EMEA and Americas regions.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Nine Months Ended September 30,				Dollar	Percent
	2023		2022		Change	Change
TASER segment:
TASER Devices (Professional)	$239,165	21.1%	$213,623	25.0%	$25,542	12.0%
Cartridges	149,504	13.2	134,145	15.7	15,359	11.4
Axon Evidence and Cloud Services	24,670	2.2	11,862	1.4	12,808	108.0
Extended Warranties	23,463	2.1	21,428	2.5	2,035	9.5
Other (1)	14,460	1.3	13,771	1.6	689	5.0
Total TASER segment	451,262	39.9	394,829	46.2	56,433	14.3
Software and Sensors segment:
Axon Body Cameras and Accessories	124,066	11.0	113,399	13.3	10,667	9.4
Axon Fleet Systems	95,648	8.5	39,840	4.7	55,808	140.1
Axon Evidence and Cloud Services	400,979	35.4	258,664	30.3	142,315	55.0
Extended Warranties	45,305	4.0	36,070	4.2	9,235	25.6
Other (2)	13,989	1.2	10,991	1.3	2,998	27.3
Total Software and Sensors segment	679,987	60.1	458,964	53.8	221,023	48.2
Total net sales	$1,131,249	100.0%	$853,793	100.0%	$277,456	32.5

(1)	TASER segment “Other” includes smaller categories, such as VR hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)	Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room and Axon Air.

Net sales for the TASER segment increased $56.4 million, or 14.3%, during the nine months ended September 30, 2023, primarily due to an increase of $25.5 million in TASER devices and $15.4 million in cartridge revenue. We released our next generation device, TASER 10, in the first quarter of 2023, and have begun to see a shift to the next generation device from our prior generation devices. The increase in cartridge revenue was attributable to product mix as we shift from legacy handles to our next generation devices, which have a higher cartridge attachment rate. Net sales for Axon Evidence and cloud services also increased $12.8 million due to an increase in the number of cloud-connected TASER devices in the field, as well as an increase in VR revenue. An increase in TASER devices in the field drove the $2.0 million increase in extended warranties revenue.

Net sales for the Software and Sensors segment increased $221.0 million, or 48.2%, during the nine months ended September 30, 2023 as we continue to add users and associated devices to our network. The increase in the aggregate number of users, average revenue per user, and software add-ons drove the majority of the increase in Axon Evidence and cloud services revenue of $142.3 million. Higher professional services revenue from Axon Fleet installations also contributed to the increase. The $55.8 million increase in Axon Fleet systems revenue was primarily driven by higher unit sales. In addition to the increases in the Software and Sensors segment, Axon Body cameras and accessories revenue increased $10.7 million on increased unit sales and premium product mix driven by demand for our next generation product, Axon Body 4, which began shipping at the end of the second quarter in 2023. An increase in cameras, docks and Axon Fleet systems in the field drove the $9.2 million increase in revenue from extended warranties, as most of those devices are sold with extended warranties. The $3.0 million increase in other revenue was driven by demand for smaller product offerings within the Software and Sensors segment.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment decreased to 61.7% from 63.9% for the nine months ended September 30, 2023 and 2022, respectively. The decrease was primarily due to the launch of TASER 10, which is still ramping toward full scale in manufacturing, increased manufacturing overhead, and nonrecurring inventory reserves incurred in the first quarter of 2023.

As a percentage of net sales, gross margin for the Software and Sensors segment increased to 60.7% for the nine months ended September 30, 2023 from 59.0% for the nine months ended September 30, 2022. Within the Software and Sensors segment, hardware gross margin was 45.3% for the nine months ended September 30, 2023 compared to 42.3% for the same period in 2022, while service margin decreased to 71.7% from 72.4%, respectively, during each of those same time periods. Hardware gross margin increased due to premium product mix, and scale efficiencies related to Axon Fleet 3. Service margin decreased primarily due to a higher mix of lower margin professional services revenue.

Sales, General and Administrative Expenses

SG&A expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar	Percent
	2023	2022	Change	Change
Total sales, general and administrative expenses	$359,768	$287,157	$72,611	25.3%
Sales, general, and administrative expenses as a percentage of net sales	31.8%	33.6%

Salaries, benefits, and bonus expense increased $44.7 million in comparison to the prior year comparable period. An increase of $35.7 million in salaries, benefits, and bonus expense was attributable to an increase in headcount and higher wages. Additionally, $9.0 million was attributed to payroll taxes related to the vesting of three tranches of our XSPP and payroll taxes for CEO option exercises completed during the nine months ended September 30, 2023.

Sales and marketing and travel expenses increased $16.4 million in comparison to the prior year comparable period. The increase was primarily driven by a $13.9 million increase in sales commissions tied to increased revenue. Additionally, expense related to trade shows and seminars increased $3.0 million, primarily driven by our inaugural public safety training conference, TASERCON, in January 2023, where we announced the launch of TASER 10. Travel expense also increased $2.4 million impacted by headcount growth and the increasing cost of lodging and transportation.

Stock-based compensation expense increased $7.4 million in comparison to the prior year comparable period, which was primarily attributable to increased headcount and new PSU awards issued to certain employees. The increase was partially offset by a $0.7 million decrease in stock-based compensation expense related to the XSPP and CEO Performance Award due to the attainment of the final market capitalization goals earlier in 2023.

Partially offsetting the increase in SG&A expense were $3.4 million in insurance recoveries that were recognized during the nine months ended September 30, 2023.

Research and Development Expenses

R&D expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar	Percent
	2023	2022	Change	Change
Total research and development expenses	$219,747	$165,090	$54,657	33.1%
Research and development expenses as a percentage of net sales	19.4%	19.4%

Within the TASER segment, R&D expense increased $9.1 million in comparison to the prior year comparable period, reflecting an increase of $6.5 million in salaries, benefits, and bonus expense and $2.4 million related to stock-based compensation expense reflecting higher headcount.

R&D expense for the Software and Sensors segment increased $45.6 million in comparison to the prior year comparable period, reflecting an increase of $26.3 million in salaries, benefits, and bonus expense due to higher headcount and increased wages. Additionally, there was an increase of $10.6 million in stock-based compensation expense related to increased headcount. Internal cloud costs increased $3.9 million related to software product development. Professional and consulting expenses increased $2.7 million primarily related to the launch of Axon Body 4, which began shipping in the second quarter of 2023.

Interest and Other Income (Loss), Net

Interest and other income (loss), net was a loss of $12.8 million for the nine months ended September 30, 2023, compared to income of $91.1 million for the same period in 2022. During the nine months ended September 30, 2023, we recorded a net unrealized impairment loss of $71.9 million for an existing strategic investment and related warrants and interest expense of $5.2 million primarily related to our 2027 Notes, partially offset by an unrealized gain of $29.6 million related to our investment in CLBT and investment income of $34.6 million on our available-for-sale securities. For additional information regarding our 2027 Notes, refer to Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For the nine months ended September 30, 2022, we recorded a net unrealized gain of $129.4 million related to observable price changes for our existing investments and related warrants and the exercise of warrants in one of our strategic investees, which was partially offset in part by a $36.9 million unrealized loss on marketable securities related to our investment in CLBT.

Provision for Income Taxes

The provision for income taxes was a benefit of $17.8 million for the nine months ended September 30, 2023, which was an effective tax rate of (17.9%). Our estimated annual effective income tax rate for 2023, before discrete period adjustments, is 17.4%, which differs from the federal statutory rate primarily due to the impact of R&D tax credits and a decrease in valuation allowance offset by the executive compensation limitation under IRC Section 162(m) and an increase in unrecognized tax benefits, on projected pre-tax income for the year. The effective tax rate was favorably impacted by a $36.8 million discrete tax benefit primarily associated with net windfalls related to stock-based compensation for RSUs and PSUs that vested during the nine months ended September 30, 2023, primarily attributed to the vesting of the final three tranches of XSPP in March and May 2023.

The provision for income taxes was an expense of $43.8 million for the nine months ended September 30, 2022, which was an effective tax rate of 27.1%. Our estimated full year effective income tax rate for 2022, before discrete period adjustments, is 28.0%. The effective tax rate was favorably impacted by a $1.4 million discrete tax benefit primarily associated with net windfalls related to stock-based compensation for RSUs and PSUs that vested during the nine months ended September 30, 2022.

Net Income

We recorded net income of $117.0 million for the nine months ended September 30, 2023 compared to net income of $118.0 million for the same period in 2022. Net income per basic share was $1.58 for the nine months ended September 30, 2023 compared to net income per basic share of $1.66 per basic share for the same period in 2022. Net income per diluted share was $1.56 for the nine months ended September 30, 2023 compared to net income per diluted share of $1.63 per diluted share for the same period in 2022.

Non-GAAP Measures

To supplement our financial results presented in accordance with GAAP, we present the non-GAAP financial measures of EBITDA and Adjusted EBITDA as defined below. Our management uses these non-GAAP financial measures in evaluating our performance in comparison to prior periods. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance, and when planning and forecasting our future periods. A reconciliation of GAAP to the non-GAAP financial measures is presented below.

●	EBITDA (Most comparable GAAP Measure: Net income) - Earnings before interest expense, investment interest income, taxes, depreciation and amortization.
●	Adjusted EBITDA (Most comparable GAAP Measure: Net income) - Earnings before interest expense, investment interest income, income taxes, depreciation, amortization, non-cash stock-based compensation expense, realized and unrealized gains/losses on strategic investments and marketable securities and certain other pre-tax items.

Although these non-GAAP financial measures are not consistent with GAAP, management believes investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:

●	these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our GAAP financial measures;
●	these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our GAAP financial measures;
●	these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and
●	these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q were prepared under a comprehensive set of rules or principles.

EBITDA and Adjusted EBITDA reconciles to net income as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2023	2023	2022	2023	2022
Net income	$59,397	$12,420	$12,131	$116,956	$117,964
Depreciation and amortization	8,418	7,480	6,206	22,587	18,171
Interest expense	1,762	1,737	3	5,223	14
Investment interest income	(12,220)	(11,400)	(1,098)	(35,010)	(168)
Provision for (benefit from) income taxes	10,026	(24,529)	8,727	(17,758)	43,824
EBITDA	$67,383	$(14,292)	$25,969	$91,998	$179,805

Non-GAAP adjustments:
Stock-based compensation expense	29,987	31,891	28,204	96,228	74,454
Unrealized loss (gain) on strategic investments and marketable securities, net	(4,036)	61,912	11,338	42,306	(92,498)
Transaction costs related to strategic investments and acquisitions	495	455	469	1,793	2,304
Loss on disposal, abandonment, and impairment of property, equipment and intangible assets, net	137	24	1,795	317	2,032
Insurance recoveries (1)	(2,615)	(789)	—	(3,404)	—
Costs related to FTC litigation	71	1	—	72	295
Payroll taxes related to XSPP vesting and CEO Award option exercises	201	2,368	—	8,961	—
Adjusted EBITDA	$91,623	$81,570	$67,775	$238,271	$166,392

(1) Presentation of Adjusted EBITDA for the three months ended June 30, 2023 has been recast to conform to the current presentation, and reflects insurance recoveries that were immaterial to that period. Adjusted EBITDA for the nine months ended September 30, 2023 reflects total year-to-date insurance recoveries.

Liquidity and Capital Resources

Summary

As of September 30, 2023, we had $406.0 million of cash and cash equivalents, an increase of $52.4 million as compared to December 31, 2022. Cash and cash equivalents and available-for-sale investments totaled $1.1 billion, representing an increase of $30.1 million from December 31, 2022.

Our most significant source of liquidity continues to be funds generated by operating activities and available cash and cash equivalents and short-term investments. In addition, our $200.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. Advances under the line of credit bear interest at Term SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net debt to EBITDA ratio, which for purposes of the credit agreement excludes investment interest income.

As of September 30, 2023, we had letters of credit outstanding of $7.4 million, leaving the net amount available for borrowing of $192.6 million. The credit agreement will mature on the earlier of December 15, 2027 or the date that is six months prior to the stated maturity date of our 2027 Notes unless the Notes have been redeemed, repurchased, converted or defeased in full. Additionally, the credit agreement has an accordion feature that allows for an increase in the total line of credit up to $300.0 million, in each lender’s sole discretion. At September 30, 2023 and December 31, 2022, there were no borrowings under the line.

There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.

Our agreement with the bank requires us to comply with a net leverage ratio, defined as consolidated total indebtedness to EBITDA, of no greater than 3.50 to 1.00 based upon a trailing four fiscal quarter period. At September 30, 2023, our net leverage ratio was 0.27 to 1.00. Additionally, we must comply with a consolidated interest coverage ratio, defined as EBITDA to consolidated interest expense, of no less than 3.50 to 1.00 based upon a trailing four fiscal quarter end. We are compliant with the consolidated interest coverage ratio, which is not meaningful for the period ended September 30, 2023.

Based on our strong balance sheet at September 30, 2023 and successful Notes offering completed during 2022, we believe financing will be available, both through our existing credit line and possible additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions or investments, income and payroll tax payments for net-settled stock awards, and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to authorization as well as market and business conditions.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating activities	$49,225	$104,241
Investing activities	(40,697)	(302,001)
Financing activities	45,132	(2,465)
Effect of exchange rate changes on cash and cash equivalents	(1,201)	(6,783)
Net increase (decrease) in cash and cash equivalents and restricted cash	$52,459	$(207,008)

Operating activities

Net cash provided by operating activities in the first nine months of 2023 of $49.2 million reflects net income of $117.0 million, non-cash income statement items totaling $107.1 million, and a decrease of $175.0 million for the net change in operating assets and liabilities. Included in the non-cash items were $53.3 million related to an increase in deferred income taxes, $12.1 million in bond amortization, a net unrealized loss of $42.3 million related to strategic investments and marketable securities, $96.2 million in stock-based compensation expense, and $22.6 million in depreciation and amortization expense. Cash provided by operations was favorably impacted by increased deferred revenue of $118.3 million, which was primarily attributable to increased sales where the customer is invoiced before performance occurs. Offsetting this activity was an increase of accounts and notes receivables and contract assets of $182.5 million, an increase in prepaid expenses and other assets of $64.6 million, an increase of $59.6 million in inventory, and a decrease in accounts payable, accrued and other liabilities of $13.4 million. The increase in accounts and notes receivable and contract assets was due to increased sales and timing of satisfied performance obligations compared to customer payments of accounts receivable. The increase in prepaid expenses and other assets was attributable to an increase in deferred commissions related to increased bookings, as well as higher deferred cost of goods sold related to increased sales of Axon Air and Axon Fleet. Inventory increases were a result of advance purchases to support future sales. The decrease in accounts payable, accrued and other liabilities was driven primarily by lower commissions payable and by the timing of the annual bonus payout.

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

Investing activities

Cash used in investing activities during the first nine months of 2023 was $40.7 million. Cash inflows from investing activities included $34.2 million of proceeds from calls, maturities and sales of available-for-sale investments, net of purchases. The outflows from investing activities included $38.8 million for a business acquisition and strategic investments and $35.6 million for purchases of property and equipment, net of proceeds.

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

Financing activities

Net cash provided by financing activities was $45.1 million during the first nine months of 2023 and was primarily attributable to net proceeds of $94.7 million received from our ATM offering and $54.5 million from the exercise of stock options where shares were sold to cover the exercise price. Partially offsetting the cash inflows was a payment of $104.1 million for income and payroll taxes on behalf of employees who net-settled stock awards during the period, primarily related to the vesting of three tranches of the XSPP.

Net cash used in financing activities was $2.5 million during the first nine months of 2022 and was primarily attributable to the payment of income and payroll taxes on behalf of employees who net-settled stock awards during the period.

Off-Balance Sheet Arrangements

The discussion under the heading off-balance sheet arrangements in Note 13 to our condensed consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated by reference herein.

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

Our significant accounting policies are discussed in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes to these policies for the nine months ended September 30, 2023.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “available-for-sale”. We report available-for-sale investments at fair value as of each balance sheet date and record any unrealized gains or losses within accumulated other comprehensive income (loss) as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income (expense), net within the condensed consolidated statements of operations. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the condensed consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the condensed consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If we have the intent to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations. Based on investment positions as of September 30, 2023, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $2.1 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Additionally, we have access to a $200.0 million line of credit borrowing facility which bears interest at SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net leverage ratio and consolidated interest coverage ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $7.4 million at September 30, 2023. At September 30, 2023, there was no amount outstanding under the line of credit, and the available borrowing under the line of credit was $192.6 million. We have not borrowed any funds under the line of credit since its inception; however, should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

Exchange Rate Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, in each case compared to the U.S. dollar, related to transactions by our foreign subsidiaries. The majority of our sales to international customers are transacted in foreign currencies and therefore are subject to exchange rate fluctuations on these transactions. The cost of our products to our customers increases when the U.S. dollar strengthens against their local currency, and we may have more sales and expenses denominated in foreign currencies in future years, which could increase our foreign exchange rate risk. Additionally, intercompany sales to our non-U.S. dollar functional currency international subsidiaries are transacted in U.S. dollars, which could increase our foreign exchange rate risk caused by foreign currency transaction gains and losses.

To date, we have not engaged in any currency hedging activities. However, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, the prohibitive economic cost of hedging particular exposures. As such, fluctuations in currency exchange rates could harm our business in the future.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because a material weakness exists in our internal control over financial reporting, as further described below, our disclosure controls and procedures were not effective as of September 30, 2023.

Specifically, during the year ended December 31, 2022, we identified a material weakness in our internal controls stemming from control deficiencies with respect to the risks of understatement of software and services revenue and overstatement of deferred revenue. This material weakness in internal control over financial reporting resulted from a failure to effectively manage the migration of triggering events for certain software and services performance obligations during the quote-to-cash phase of the implementation of our Enterprise Resource Planning (“ERP”) and related systems in 2021. Additionally, there were limited instances of invoicing errors resulting from ineffective change management of the quote-to-cash systems implementation. The manual business processes for tracking open software and services performance obligations and for monitoring billing events were not sufficiently robust to prevent the errors. The related business processes and account reconciliation detective controls were not designed to operate with a sufficient degree of precision to identify these errors on a timely basis. These deficiencies resulted in immaterial understatements of revenue that accumulated over time and were corrected in the fourth quarter of 2022 as disclosed in Note 1 to the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K filed February 28, 2023.

To remediate the material weakness described above, we have designed and implemented new business processes and automation of integrations between our systems as well as enhanced our reconciliation controls and monitoring procedures to properly ensure transactions are identified and recorded timely and accurately.

We have documented and are in the process of assessing and testing the necessary changes in our internal control over financial reporting as part of our efforts to comply with Section 404 of the Sarbanes-Oxley Act.

The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed and tested, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023 at a level that provides reasonable assurance as of the last day of the period covered by this report.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The discussion under the headings Product Litigation and U.S. Federal Trade Commission Litigation in Note 13 to our condensed consolidated financial statements included within this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A. Risk Factors

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully in “Item 1A. Risk Factors.”

Strategic Risks

●	If law enforcement agencies do not continue to purchase and use our products and services, our growth prospects, operating results and financial condition will be materially adversely affected.
●	If our TASER CEDs do not continue to be widely accepted, our growth prospects will be diminished.
●	If we are unable to design, introduce, sell and deploy new products or new product features successfully, our business and financial results could be adversely affected.
●	We face risks associated with rapid technological change and new competing products.
●	Our future success is dependent on our ability to expand sales through direct sales and distributors and our inability to increase direct sales or recruit new distributors would negatively affect our sales.
●	Acquisitions of, or investments in, other companies, products, or technologies could disrupt our business, dilute stockholder value, and adversely affect our operating results.
●	Our failure to retain executive officers, including Patrick W. Smith, could adversely impact our business.

Operational Risks

●	Unavailability of materials or higher costs could adversely affect our financial results.
●	Material adverse developments in domestic and global economic conditions, or the occurrence of other world events, could materially adversely affect our revenue and results of operations.
●	To the extent demand for our products increases, our future success will be dependent upon our ability to manage our growth and to increase manufacturing production capacity.
●	Delays in product development schedules could adversely affect our revenues and cash flows.
●	We expend significant resources in anticipation of a sale and may receive no revenue in return.
●	Changes in civil forfeiture laws may affect our customers’ ability to purchase our products.
●	Catastrophic events could materially adversely affect our business, results of operations and/or financial condition.
●	If our security measures or those of our third-party cloud storage providers are breached and unauthorized access is obtained to customers’ data or our data, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.
●	Defects or disruptions in our services could impact demand for our services and subject us to substantial liability.
●	Defects in our products could reduce demand for our products or result in product recalls and result in a loss of sales, delay in market acceptance and damage to our reputation.
●	Our international operations expose us to additional risks that could harm our business.

●	We depend on our ability to attract and retain our key management, sales and technical personnel.
●	If we fail to comply with federal, state or local regulations applicable to TASER 10 we may be subject to governmental actions or litigation which could materially harm our business.
●	If we fail to maintain effective internal control over financial reporting or identify a material weakness or significant deficiency, our ability to accurately and timely report our financial condition and results of operations could be adversely affected, investor confidence could diminish, and the value of our common stock may decline.

Financial Risks

●	An increasing percentage of our revenue is derived from subscription billing arrangements which may result in delayed cash collections and may increase customer credit risk on receivables and contract assets.
●	We may experience a decline in gross margins due to a shift in product sales to Software and Sensors products and services which may continue to carry a lower gross margin than that of TASER devices.
●	Software-as-a-Service (“SaaS”) revenue for Axon Evidence is recognized over the terms of the contracts, which may be several years, and, as such, trends in new business may not be immediately reflected in our operating results.
●	Most of our end-user customers are subject to budgetary and political constraints that may delay or prevent sales.
●	Due to government funding rules, certain of our contracts are subject to various cancellation clauses, which could allow our customers to cancel or not exercise options to renew contracts in the future.
●	The open bidding process creates uncertainty in predicting future contract awards.
●	We maintain most of our cash balances, some of which are not insured, at two depository institutions.
●	Stock transactions may have a material, unpredictable impact on our results of operations and may result in dilution to existing shareholders.
●	Our financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.
●	Unanticipated changes in our effective tax rate and additional tax liabilities may impact our operating results and financial condition.
●	Our revenues and operating results may fluctuate unexpectedly, which may cause our stock price to decline.
●	Our profitability could suffer from declines in fair value or impairment of our investments, including our strategic investments, and could fluctuate if the fair value of our investments increases.

Legal and Compliance Risks

●	We may face personal injury, wrongful death, product liability and other liability claims that harm our reputation and adversely affect our sales and financial condition.
●	Other litigation, government inquiries and regulatory actions may subject us to significant costs and judgments and divert management attention from our business.
●	We have been and may be subject to intellectual property infringement and other claims, which could incur substantial litigation costs, result in significant damage awards, inhibit our use of certain technologies, and divert management attention from our business.
●	If we are unable to protect our intellectual property, the value of our brands and products may decrease and we may lose our competitive market advantage.
●	We may be unable to enforce patent rights internationally, which may limit our ability to prevent our product features from being used by competitors in some foreign jurisdictions.
●	The use of open source software in our products, services, and technologies may expose us to additional risks and harm our intellectual property.
●	A variety of new and existing laws and/or interpretations could materially and adversely affect our business.
o	Our business could be adversely affected by rules and regulations governing our radio spectrum devices.
o	Changes in statutes, regulations, and interpretation outside of our control may result in our products being classified or reclassified as firearms and could substantially reduce our private citizen market.
o	Failure to comply with U.S. federal regulations could disrupt our operations.
o	Our inability to obtain export licenses or classifications on a timely basis for sales of our products to our international customers could adversely affect our international sales.

o	Inability to comply with federal regulation of foreign national employees could curtail our ability to execute research and development and production related to CED technology.
o	Our product sales may be adversely affected by state and local governmental regulation of our TASER-branded devices.
o	Certain jurisdictions prohibit, restrict, or require a permit for importation, sale, possession or use of CEDs, including in some countries by law enforcement agencies, limiting our international sales opportunities.
o	Abrupt changes to domestic and international regulation of imports and exports of components in our supply chain can result in delays or interruptions to final product supplies.
o	Any failure to properly maintain or license our foreign operations could limit our ability to sell, support, or develop our products and services both internationally and in the U.S. market.
o	We may be adversely impacted by environmental or climate change disclosure litigation and new, or changes in, environmental safety laws, regulations or rules.
o	Our inability to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, could result in signiﬁcant regulatory and third-party liability and increased costs and may adversely affect our business.
●	We are subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.

Risks Related to our 2027 Notes

●	Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow to pay our substantial debt.
●	The conditional conversion feature of the Notes, if triggered, may adversely affect our operating results.
●	Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
●	Changes in the accounting treatment for the Notes may have a material effect on our reported financial results.
●	The convertible note hedge and warrant transactions may affect the value of the Notes and our common stock.
●	We are subject to counterparty risk with respect to the convertible note hedge transactions.

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

Strategic Risks

We are substantially dependent on acceptance of our products by law enforcement markets throughout the world. If law enforcement agencies do not continue to purchase and use our products and services, our growth prospects, operating results and financial condition will be materially adversely affected.

Our largest customer segment is U.S. state and local law enforcement. Axon has a customer relationship with a substantial number of state and local law enforcement agencies in the United States. At any point, whether or not related to the performance of our products and services, law enforcement agencies may elect to no longer purchase our CEDs or other products and services. For example, in the past, we believed that our sales were adversely impacted by negative coverage and publicity surrounding our products and services and their use. If law enforcement agencies no longer purchase our products and services, or materially decrease their purchases, our growth prospects, operating results and financial condition will be materially adversely affected.

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

Our future success will depend on our ability to develop new products or new product features that achieve market acceptance in a timely and cost-effective manner. The development of new products and new product features is complex, time-consuming and expensive, and we may experience delays in completing the development and introduction of new products. We may choose to carry higher levels of inventory to mitigate the risk of production delays, which may in turn expose us to an increased risk of obsolescence.

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

The technology associated with law enforcement devices and software is receiving significant attention and is rapidly evolving. The introduction of products embodying new technologies (such as the use of artificial intelligence and machine learning) and the emergence of new industry standards can render existing products obsolete and unmarketable. Additionally, our products and services are expected to meet and keep pace with evolving security standards and requirements of our industry and customers, including those of the U.S. federal government and international governments. While we have some patent protection in certain key areas of our Axon device, CED and SaaS technology, new technology may result in competing products that operate outside our patents and could present significant competition for our products, which could adversely affect our business, financial results and competitive position.

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

In certain states and foreign jurisdictions we have decided to pursue sales directly with law enforcement customers, rather than working through established distribution channels. Our customers may have strong working relationships with distributors, and we may face resistance to this change. If we do not overcome this resistance and effectively build a direct relationship with our customers, sales may be adversely affected.

Acquisitions of, or investments in, other companies, products, or technologies may require significant management attention and could disrupt our business, dilute stockholder value, and adversely affect our operating results.

Our business strategy has in the past and may in the future include acquiring other complementary products, technologies or businesses. Identifying and negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions has in the past and may in the future be subject to third-party approvals, such as government regulatory approvals and certifications, which are beyond our control. Consequently, we can make no assurance that these transactions once undertaken and announced, will close.

These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. If we acquire businesses or technologies, we may not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

●	inability to integrate or benefit from acquired technologies, products, personnel or services in a profitable manner;
●	inability to correct or achieve regulatory approvals or certifications;
●	unanticipated costs or liabilities associated with the acquisition, including potential liabilities due to litigation and potential identified or unknown security vulnerabilities in acquired technologies that expose us to additional security risks or delay our ability to integrate the acquired products into our offerings or recognize the benefits of our investment;
●	differences between our values and those of an acquired company, as well as potential disruptions to our workplace culture or how we are perceived by investors;
●	incurrence of acquisition-related costs, including costs related to integration activities;
●	difficulty integrating the accounting and information systems, operations, and personnel of the acquired business;
●	inability to augment the acquired technologies and platforms to the levels that are consistent with our brand and reputation;
●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
●	challenges converting the acquired company’s revenue recognition policies and forecasting the related revenues, including subscription-based revenues and software license revenues;
●	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;
●	difficulty converting the customers of the acquired business onto our platform and contract terms;
●	diversion of management’s attention and other company resources;

●	harm to our existing business relationships with business partners and customers as a result of the acquisition;
●	the potential loss of key employees;
●	use of resources that are needed in other parts of our business; and
●	use of substantial portions of our available cash to consummate the acquisition.

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

Among other qualifications, Patrick W. Smith is the founder of Axon and brings extensive executive leadership experience in the technology industry, including the management of worldwide operations, sales, service, and support as well as technology innovation as an inventor listed on 48 U.S. patents. Mr. Smith has been instrumental in building the public safety operating system of the future by integrating a suite of hardware devices and cloud software solutions that lead to modern policing and help save lives. From the early days of founding the organization to today as a market leader, Mr. Smith’s expertise has brought forth entirely new product categories, including the less-lethal TASER de-escalation platform, body-worn cameras and cloud software that lead to modernized public safety.

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

Due to the unique requirements of the TASER 10, including the regulation of certain TASER 10 components for import into the United States and export from foreign sources, we purchase our raw materials from a limited number of suppliers. Some of the raw materials that are used in the TASER 10 may be subject to fluctuations in market price which we may be unable to pass through to our customers to offset market fluctuations. Because of the unique requirements of the TASER 10, we cannot change suppliers easily. We may be slower to establish alternative sources of supply for TASER 10 components as we continue to refine the design of the product. Any delay or interruption in the supply of the raw materials that are used in the TASER 10 could impair our ability to manufacture and deliver the TASER 10, harm our reputation or cause a reduction in revenues.

A significant number of our raw materials or components comprise petroleum-based products or incur some form of landed cost associated with transporting the raw materials or components to our facility. Our freight and import costs and the timely delivery of our products could be adversely impacted by a number of factors which could reduce the profitability of our operations, including: higher fuel costs (including increased petroleum prices as a result of climate change-related regulations); potential port closures; customs clearance issues; increased government regulation or regulatory changes for imports of foreign products into the United States; delays created by terrorist attacks or threats, public health issues, national disasters or work stoppages; and other matters. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition. For example, there have been and may continue to be disruptions in the semi-conductor supply chain that could negatively impact our ability to make our products.

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

Generally, law enforcement and corrections agencies consider a wide range of issues before committing to purchase our products, including product benefits, training costs, the cost to use our products in addition to, or in place of, other products, budget constraints and product reliability, safety and efficacy. Because we sell to various types of government entities of multiple sizes, including national agencies, state agencies, county agencies and municipal agencies, which can require varying levels of approvals followed by appropriations, the length of our sales cycle may range from a few weeks to as long as several years. Adverse publicity surrounding our products or the safety of such products has in the past, and could in the future, lengthen our sales cycle with customers. In the past, we believe that our sales were adversely impacted by negative publicity surrounding our products or the use of our products. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by potential customers before they place an order. If these potential customers do not purchase our products, we will have expended significant resources and received no revenue in return.

Changes in civil forfeiture laws may affect our customers’ ability to purchase our products.

Some of our customers use funds seized through civil forfeiture proceedings to fund the purchase of our products. From time to time, civil forfeiture proceedings have in the past received and may in the future receive media scrutiny and public criticism. Legislative changes could impact our customers’ ability to seize funds or use seized funds to fund purchases. Changes in civil forfeiture statutes or regulations could limit the amount of funds available to our customers, which could adversely affect the sale of our products.

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

Security breaches of Axon body worn cameras, docks, Fleet vehicle cameras, Signal devices and Axon Evidence and other cloud services or products could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our clients’ data. Additionally, breaches of our network or data security measures or those of our third-party cloud storage providers could disrupt the security of our internal systems and business applications, impair our ability to provide services to our clients and protect the privacy of their data, result in product development delays, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our business. Any security breach could result in a loss of confidence in the security of our services, damage our reputation, disrupt our business, lead to legal liability, and negatively impact our future sales.

Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, grow more complex over time, and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Moreover, our security measures and those of our third-party service providers or customers may not detect such security breaches if they occur. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, and to prevent or detect security breaches, we have been in the past and expect to continue to be a frequent target of third-party cybersecurity intrusion attempts and we cannot assure that such measures will provide absolute security. We may incur significant costs in protecting against or remediating cyber-attacks.

We devote significant resources to engineer secure products and ensure security vulnerabilities are mitigated, and we require our third-party service providers to do so as well; however, security breaches that have not had a material effect on our business or our third-party service providers have occurred and will continue to occur, including as a result of third-party action, employee error, and malfeasance or otherwise.  Remote-work arrangements may also make our systems and employees more susceptible to attack. Breaches could occur during transfer of data-to-data centers or at any time, and result in unauthorized physical or electronic access to our data or our customers’ data. Third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our data or our customers’ data. Additionally, hackers may develop and deploy viruses, worms, and other malicious software programs that attack or gain access to our networks and data centers. Recent developments in the threat landscape include use of artificial intelligence and machine learning, as well as an increased number of cyber extortion and ransomware attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. Increasing socioeconomic and political instability in some countries has heightened these risks. In addition, retaliatory acts by foreign governments in response to Western sanctions could include cyber-attacks that could directly or indirectly impact our operations.

A security breach could expose us to a risk of loss or inappropriate use of proprietary and sensitive data, or the denial of access to this data. A real or perceived security breach could also result in a loss of confidence in the security of our service, disrupt our business, damage our reputation, subject us to third-party lawsuits, regulatory fines or investigations or otherwise subject us to legal liability, negatively impact our future sales and significantly harm our growth prospects, operating results and financial condition. Even the perception of inadequate security may damage our reputation and negatively affect our ability to win new customers or retain existing customers.

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

Since our customers use our services for important aspects of their operations, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ operations. As a result, customers could elect to not renew our services or delay or withhold payment to us. We could also lose future sales or customers may make warranty or other claims against us, which could result in an increase in our warranty expense, an increase in collection cycles for and decline in the collectability of accounts receivable or in the convertibility of contract assets to cash, and an increase in the expense and risk of litigation.

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

Our international operations are significant, and we plan to continue growing internationally by acquiring existing entities and/or setting up new legal entities in new markets. In certain international markets, we have limited operating experience and may not benefit from first-to-market advantages or otherwise succeed. Our international operations expose us to other risks, including the following:

●	Restrictions on foreign ownership and investments and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States.
●	Import and export requirements; tariffs, trade disputes and barriers, product certification requirements, sanctions, and customs classifications which may prevent us from offering products or providing services to a particular market or obtaining necessary parts and components to manufacture products.
●	Longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud.
●	Uncertainty regarding liability for our products and services, including uncertainty resulting from local laws and lack of legal precedent.

●	Different labor laws and customs, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences.

In addition, our suite of TASER devices are regulated by the U.S. Bureau of Industry and Security and require licenses for export abroad. Changes in U.S. Foreign Policy, foreign governmental status, and evolving international human rights policy objectives may impact Axon’s ability to obtain licenses.

Changes to foreign political, economic, regulatory, tax, social, and labor conditions may adversely harm our business. Compliance with complex foreign and U.S. laws and regulations makes it harder to do business in certain jurisdictions, potentially decreases sales, and increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, environmental regulations, climate- and sustainability-related regulations, tax and statutory financial regulations, customs and duties regulations, internal control and disclosure rules, privacy and data protection requirements, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and competition regulations, among others.

Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially adversely affect our brand, international growth efforts, ability to attract and retain employees, business, and operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

We currently have and expect to continue to have unique equity incentives designed to attract and retain long-term employees. We utilize these plans to align pay and performance and drive shareholder returns while reducing near-term cash expenditures. Our equity incentives and ongoing stock and option grants are subject to having sufficient shares under our stock plan and any new plans or increases in the number of shares available for grant under existing plans must be approved by our shareholders. If we are unable to obtain shareholder approval, we may be unable to attract and retain top talent, including senior executives. Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. The loss of the service of one or more of our key personnel could adversely impact our business, prospects, financial condition and operating results.

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

We maintain the majority of our cash and cash equivalents accounts at two depository institutions. As of September 30, 2023, the aggregate balances in such accounts at these two institutions were $369.2 million. Our balances with these and other institutions regularly exceed Federal Deposit Insurance Corporation insured limits for domestic deposits and various foreign deposit insurance programs covering our deposits in Australia, Belgium, Canada, Finland, France, Germany, Hong Kong, India, Italy, the Netherlands, Spain, the United Kingdom, and Vietnam.

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

Unanticipated changes in our effective tax rate and additional tax liabilities may impact our operating results and financial condition.

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

We invest a portion of available funds in a portfolio consisting of equity securities of various types. Our equity investments consist of investments in both marketable and non-marketable securities. Investments in marketable securities are measured at fair value on a recurring basis. We have elected to apply the measurement alternative for non-marketable securities. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted by observable price changes and we assess for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our future investment income may fall short of expectations due to changes in interest rates, or due to certain inherent risks involved in investments in early-stage privately held companies. For example, we have recognized and may in the future recognize an unrealized loss on an investment if we determine that our carrying amount for an investment without a readily determinable fair value is not expected to be fully recovered, which would cause our earnings performance to suffer from such losses. By contrast, we have recorded and may in the future record an unrealized gain on an investment if we determine the fair value exceeds the carrying amount, which would benefit our earnings performance.

Legal and Compliance Risks

We may face personal injury, wrongful death, product liability and other liability claims that harm our reputation and adversely affect our sales and financial condition.

Our CED products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our CED products may be associated with these injuries. A person, or the family members of a person, injured or killed in a confrontation or otherwise in connection with the use of our products, may bring legal action against us to recover damages on the basis of theories including wrongful death, personal injury, negligent design, defective product, product performance issues, or inadequate warnings or training. We are currently subject to a number of such lawsuits and have been and may be in the future subject to significant adverse judgments and settlements. We may also be subject to lawsuits involving allegations of criminal misuse of our products. We have no control over how our products and services are used by our customers or other end-users and cannot assure they are used consistent with our specifications, design, and warnings. While our products are designed to be non-lethal, we cannot guarantee they will be used in a manner consistent with their intended use and any misuse exposes us to litigation, reputational harm and controversy. If successful, wrongful death, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition and could result in negative publicity about our products. Similar to product liability claims, we face exposure to class action lawsuits related to the design, performance, safety, pricing, or advertising of our products. Such class action lawsuits could also result in substantial monetary judgments, defense costs, business distraction, reallocation of internal resources, injunctions related to the sale of products, and potentially harm our reputation.

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

We have been or could in the future be involved in numerous other litigation, government inquiries and regulatory matters relating to our products, employees, contracts and business relationships, including litigation against persons or entities we believe have infringed on our intellectual property, infringement litigation filed against us, litigation against a competitor, antitrust litigation, and enforcement actions filed against us.

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

Many companies own intellectual property rights that are directly or indirectly related to public safety technologies. These companies periodically demand licensing agreements or engage in litigation based on allegations of infringement or other violations of their patents, trademarks, copyrights, or trade secrets. Non-practicing entities also have patents they have been granted or otherwise acquired, including patents that are directly or indirectly related to public safety technologies. These entities may seek compensation for perceived infringement of their patents, including by filing claims against us, independent of the merit of any such claims. As we enter new markets, expand into new product categories, and otherwise offer new products, services, and technologies, additional intellectual property claims may be filed against us by these companies, entities, and other third parties. Our use of artificial intelligence tools in our business may increase the likelihood that third parties will claim that we infringe their intellectual property rights. Intellectual property claims may also be filed against us as our current products, services, and technologies gain additional market share.

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

Our future success depends upon our proprietary technology. Our protective measures for this proprietary technology include patents, trademarks, copyrights, and trade secret protection. However, these protective measures, as well as our efforts to pursue such protective measures, may prove inadequate. For example, the value of intellectual property protection in certain countries may not be apparent until after such protection can no longer be pursued. As such, our intellectual property protection may not extend to all countries in which our products are distributed or will be distributed in the future. Though we work to protect our innovations, we may not be able to obtain protection for certain innovations. For example, we may be unable to patent some software-based products. Furthermore, any use of artificial intelligence tools to create content or code that may be incorporated into our products or services may also impact our ability to obtain or successfully defend certain intellectual property rights. The scope of any patent protection we have obtained, or may obtain, may not prevent others from developing and selling competing products. Despite our efforts, any intellectual property protection we obtain may be later determined to be insufficient or ineffective.

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

Once established, there is no guarantee that our intellectual property rights will remain in force. Issued patents may be re-examined and subsequently ruled invalid or unenforceable. Our registered trademarks may also be diminished or lost. For example, there is a risk that our “TASER” trademark could become synonymous with the general product category of “conducted energy devices” resulting in claims of genericness that could interfere with our enforcement efforts and create customer confusion as to product source. The right to stop others from misusing our trademarks and service marks in commerce depends, to some extent, on our ability to show evidence of enforcement of our rights against such misuse in commerce. Our efforts to stop improper use, if ineffective, may lead to loss of trademark and service mark rights, brand loyalty and notoriety among our customers and prospective customers.

Inability to protect our intellectual property could negatively impact our commercial efforts and competitive market advantage. Regardless of outcome, the prosecution of patent and other intellectual property claims is both costly and time-consuming. Unauthorized use of our proprietary technology could divert our management’s attention from our business and could result in a material adverse effect on our business, financial position, and operating results.

We may be unable to enforce patent rights internationally, which may limit our ability to prevent our product features from being used by competitors in some foreign jurisdictions.

Our U.S. patents protect us from imported infringing products coming into the United States from abroad. We have filed applications for patents in foreign countries; however, these may be inadequate to protect markets for our products in these foreign countries. Each patent is examined and granted according to the law of the country where it was filed independent of whether a U.S. patent on similar technology was granted. Certain foreign countries have patent working requirements that require a patent owner to practice a patented invention within the respective country. A patent in a foreign country may be subject to cancellation, forfeiture, compulsory license, or other penalty if the claimed invention has not been worked in that country. Meeting the requirements of working an invention differs by country and ranges from sales in the country to manufacturing in the country. U.S. export law, or the laws of some foreign countries, may prohibit us from satisfying the requirements for working the invention, creating a risk that some of our international patents may become unenforceable. In a country in which we do not have a patent or a country in which our patent in that country is unenforceable or unenforced, other companies and makers of similar products and services may be able to copy our products or features of our products without consequence, thus limiting our ability to capture market share or protect our technology, which could materially harm our growth prospects and operating results.

The use of open source software in our products, services, and technologies may expose us to additional risks and harm our intellectual property.

Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software or require the user of such software to make any derivative works of the open source code available to others on potentially unfavorable terms or at no cost. The terms of many open source licenses have not been interpreted by courts, and there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products, services, and technologies. In that event, we could be required to seek licenses from third parties in order to continue offering our products, to re-develop our products, to discontinue sales of our products or to release our proprietary software code under the terms of an open source license, any of which could harm our business. Although we aim to avoid any use of open source software in our products, services, and technologies, and otherwise only use open source software available under permissive open source licenses, it is possible that other manners of use, including those that a third party may allege to be in breach of a corresponding open source license, may have inadvertently occurred in deploying our products, services, and technologies. If a third-party software provider has incorporated certain types of open source software into software we license from such third party for our products, services, and technologies without our knowledge, we could be required to disclose the source code to our products, services, and technologies. This could harm our intellectual property position as well as our business, financial condition, cash flows and results of operations.

A variety of new and existing laws and/or interpretations could materially and adversely affect our business.

As detailed in “Item I. Business – Government Regulation” in our 2022 Annual Report on Form 10-K we are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, electronic contracts and other communications, competition, consumer protection, telecommunications, product liability, taxation, labor and employment, sustainability, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, sustainability, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

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

The cost of compliance with these laws and regulations is high and is likely to increase in the future. Additionally, these laws and regulations, or any associated inquiries or investigations or other government actions, may delay or impede the development of new products, result in negative publicity, cause customers to delay purchases, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices. For example, as has been reported in the press, there is a grand jury investigation being conducted by the U.S. Attorney’s Office for the Northern District of Illinois. We have fully cooperated with the investigation and continue to do so. While we conducted an extensive internal investigation into, among other things, lobbying activities, and have found no indication of any wrongdoing by any Axon employee, there can be no assurance that this matter will not harm our business.

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

Axon body worn cameras, docks, Fleet vehicle cameras and Signal devices are subject to the FCC’s rules and regulations in the United States, as well as local rules and regulations as applicable outside of the United States. These regulations affect CEDs with Signal technology, including the TASER 7, Signal Performance Power Magazine (“SPPM”), TASER 10, and future CEDs implementing wireless technology. Compliance with government regulations could increase our operations and product costs and impact our future financial results.

Additionally, some of our products depend on drones or other unmanned aerial and ground-based systems which operate on the radio spectrum. The FCC, the Federal Aviation Administration and other agencies at the federal, state and local levels (as well as in foreign jurisdictions) are beginning to address some of the numerous certification, regulatory and legal challenges associated with drones, but a comprehensive set of standards and enforcement procedures will need to be developed. Changes to the regulation of drones or other unmanned aerial systems may impact our future financial results.

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

Federal regulation of sales in the United States: The majority of our currently offered CEDs are not classified as firearms regulated by the ATF. However, the ATF regulates TASER 10 as a firearm under the GCA due to a technological advancement specific to the propulsion design of the TASER 10 cartridges. In the event we make the TASER 10 available to our private citizen and enterprise markets, they could be substantially reduced as a result of this classification because non-governmental end-users would be required to comply with federal, state, or local firearm transfer requirements prior to purchasing TASER 10. In addition, the implications of such classification on use-of-force standards and regulations could impact our ability to sell TASER 10 to law enforcement and government entities.  Because Axon must maintain a federal firearms license to manufacture and sell the TASER 10, we are subject to periodic compliance inspections by the ATF. License violations discovered by the ATF can result in fines, penalties, warning letters or license revocation, leading to disruptions in operations. Further, we are required to administer, track and remit firearm excise taxes as applicable.

Our CED products are also subject to testing, safety and other standards by organizations such as the American National Standards Institute, the International Electrotechnical Commission, the National Institute of Standards and Technology, and Underwriters Laboratories. These regulations also affect CEDs with Axon Signal technology, including SPPM technology, and TASER 7 and TASER 10 battery packs.

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

International regulation of foreign-based operations: We maintain foreign operations in several countries globally for purposes of logistics, SG&A, and R&D support. Any failure to properly maintain or license could limit our ability to sell, support, or develop our products and services both internationally and in the U.S. market.

Privacy Regulations

We are subject to various risks and costs associated with the collection, processing, storage and transmission of personally identifiable information and other sensitive and confidential information. This data is wide ranging and relates to our employees, customers, third parties, and the subjects of law enforcement. Our compliance obligations include laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive and hold certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. If one or more of the legal mechanisms for transferring data from other countries to the United States is invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results. Countries may also pass legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and expose us to significant penalties for non-compliance. The European Parliament adopted the General Data Protection Regulation (“GDPR”), effective May 2018, that extended the scope of European privacy laws to any entity that controls or processes personal data of European Union residents in connection with the offer of goods or services or the monitoring of behavior and imposes compliance obligations concerning the handling of personal data. Further, Vietnam's Personal Data Protection Decree (“PDPD”), which entered into force July 1, 2023, applies to organizations (wherever based) so long as they participate in personal data processing in Vietnam. We are also subject to U.S. laws and regulations, including, without limitation, the California Privacy Rights Act, which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory ﬁnes and damages for data breaches or other California Consumer Privacy Act violations, as well as a requirement of “reasonable” cybersecurity, which could subject us to additional compliance costs as well as potential fines, individual claims, class actions and commercial liabilities.

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

Environmental Regulations

We are subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in our products and making us financially responsible for the collection, treatment, recycling and disposal of such products. In addition, further environmental or climate change disclosure legislation may be enacted in other jurisdictions, including the United States (under federal and state laws) and other countries, the cumulative impact of which could be significant. For example, in September 2023, California passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, requiring increased climate-related reporting. New, or changes in, environmental safety laws, regulations or rules could also lead to increased costs of compliance, including remediations of any discovered issues, and changes to our operations, which may be significant. Any failures to comply could result in significant expenses, delays, or fines.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time-consuming and is subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements, and similar proposals by other domestic or international regulatory bodies. Foreign governments have also enacted legislation to address ESG issues, such as the UK Modern Slavery Act.

Additionally, unfavorable perception regarding our social initiatives, governance practices, diversity initiatives, the perceived or actual impacts of our products and services, environmental policies or other growing concerns of our stakeholders, could adversely affect our reputation. Any negative effect on our reputation could have an adverse effect on the size of our customer base, which could adversely affect our business and financial results. We have been, and may be in the future, subject to informal private or public inquiries and formal proxy proposals by activists urging us to take certain corporate actions related to ESG matters, which may not be aligned with our best interests. These activities may adversely affect our business in a number of ways, since responding to inquiries or proposals can be costly, time-consuming, and disruptive to our operations and could meaningfully divert our resources, including the attention of our management team and our employees.

We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

Risks Related to our Convertible Notes

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow to pay our substantial debt.

As of December 31, 2022, we had outstanding an aggregate principal amount of $690.0 million of our 0.50% convertible senior notes due 2027. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes.

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

We have adopted Accounting Standards Update 2020-06 (“ASU 2020-06”) as of January 1, 2022.  Accordingly, we do not bifurcate the liability and equity components of the Notes on our balance sheet and we use the if-converted method of calculating diluted earnings per share. Under the “if-converted” method, diluted earnings per share will generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. Because the principal amount of the Notes upon conversion is required to be paid in cash, and only the excess is permitted to be settled in shares, the application of the if-converted method will produce a similar result as the treasury stock method prior to the adoption of ASU 2020-06. The effect of the treasury stock method is that the shares issuable upon conversion of such Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Notes exceeds their principal amount.

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

In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Notes and prior to the maturity of the Notes (and are likely to do so in connection with any conversion of the Notes or redemption or repurchase of the Notes). This activity could cause or avert an increase or a decrease in the market price of our common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.   Other Information

The table below describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended September 30, 2023, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

Name and Title	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold
Jeffrey Kunins, Chief Product Officer and Chief Technology Officer	August 11, 2023	January 15, 2024	41,167
Brittany Bagley, Chief Operating Officer and Chief Financial Officer	August 18, 2023	November 30, 2024	15,000
Joshua Isner, President	September 15, 2023	December 31, 2024	35,400

Item 6.    Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the
Quarterly Report on Form 10-Q, filed August 9, 2022)
3.2	Bylaws, as amended and restated (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed August 9, 2022)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL

+Management contract or compensatory plan or arrangement

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	November 7, 2023
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2023	By:	/s/ BRITTANY BAGLEY
Chief Operating Officer and Chief Financial Officer
(Principal Financial and
Accounting Officer)