Form 10-K
period 2023-12-31
AXON ENTERPRISE, INC.
filed 2024-02-27
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $14.3 billion based on the closing sale price as reported on The NASDAQ Global Select Market.

The number of shares of the registrant’s common stock outstanding as of February 23, 2024 was 75,302,832

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Shareholders to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023 are incorporated by reference into Part III of this Form 10-K.

AXON ENTERPRISE, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

Statements contained in this Annual Report on Form 10-K that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. This report lists various important factors that could cause actual results to differ materially from historical and expected results. These factors are intended as cautionary statements for investors within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Readers can find them under the heading “Risk Factors” in this Annual Report on Form 10-K, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 8-K, 10-Q and 10-K reports to the Securities and Exchange Commission (“SEC”). Our filings with the SEC may be accessed at the SEC’s web site at www.sec.gov.

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risks we face, which are set forth more fully in “Part I. Item 1A. Risk Factors.”

Strategic Risks

●	If law enforcement agencies do not continue to purchase and use our products and services, our growth prospects, operating results and financial condition will be materially adversely affected.
●	If our TASER conducted energy devices (“CEDs”) do not continue to be widely accepted, our growth prospects, operating results and financial condition will be diminished.
●	If we are unable to design, introduce, sell and deploy new products or new product features successfully, our business and financial results could be adversely affected.
●	We face risks associated with rapid technological change and new competing products.
●	Our future success is dependent on our ability to expand sales through direct sales and distributors and our inability to increase direct sales or recruit new distributors would negatively affect our sales.
●	Negative publicity could adversely impact sales, which could cause our revenues or operating results to decline.
●	Acquisitions of, or investments in, other products, technologies or businesses could disrupt our business, dilute shareholder value, and adversely affect our operating results.
●	Our failure to retain executive officers, including Patrick W. Smith, could adversely impact our business.

Operational Risks

●	Unavailability of materials or higher costs could adversely affect our financial results.
●	Material adverse developments in domestic and global economic conditions, or the occurrence of other world events, could materially adversely affect our revenue and results of operations.
●	To the extent demand for our products increases, our future success will be dependent upon our ability to manage our growth and to increase manufacturing production capacity.
●	Delays in product development schedules could adversely affect our revenues and cash flows.
●	We expend significant resources in anticipation of a sale and may receive no revenue in return.
●	Changes in civil forfeiture laws may affect our customers’ ability to purchase our products.
●	If our security measures or those of our third-party providers, including cloud storage providers, are breached and unauthorized access is obtained to customers’ data or our data, our network, data centers and service may be perceived as not being secure, customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure and liabilities.
●	Catastrophic events could materially adversely affect our business, results of operations and/or financial condition.
●	Uncertainty in the development, deployment and use of artificial intelligence (“AI”) in our products and services, as well as our business more broadly, could adversely affect our business and reputation.
●	Defects or disruptions in our services could impact demand for our services and subject us to substantial liability.
●	Defects in our products could reduce demand for our products or result in product recalls and result in a loss of sales, delay in market acceptance and damage to our reputation.
●	Our international operations expose us to additional risks that could harm our business, operating results and financial condition.
●	We depend on our ability to attract and retain our key management, sales and technical personnel.
●	If we fail to comply with federal, state or local regulations applicable to TASER 10, we may be subject to governmental actions or litigation that could materially harm our business.
●	If we fail to maintain effective internal control over financial reporting or identify a material weakness or significant deficiency, our ability to accurately and timely report our financial condition and results of operations could be adversely affected, investor confidence could diminish, and the value of our common stock may decline.

Financial Risks

●	An increasing percentage of our revenue is derived from subscription billing arrangements that may result in delayed cash collections and may increase customer credit risk on receivables and contract assets.
●	Our gross margin is dependent on a number of factors, including our product mix, cost structure and acquisitions we may make, any of which could cause our gross margin to decline.
●	Software-as-a-Service (“SaaS”) revenue for Axon Evidence is recognized over the terms of the contracts, which may be several years, and, as such, trends in new business may not be immediately reflected in our operating results.
●	Most of our end-user customers are subject to budgetary and political constraints that may delay or prevent sales.
●	Due to government funding rules, certain of our contracts are subject to various cancellation clauses, which could allow our customers to cancel or not exercise options to renew contracts in the future.
●	The open bidding process creates uncertainty in predicting future contract awards.
●	We maintain most of our cash balances, some of which are not insured, at two depository institutions.
●	Stock transactions may have a material, unpredictable impact on our results of operations and may result in dilution to existing shareholders.
●	Our financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.

●	Unanticipated changes in our effective tax rate and additional tax liabilities may impact our operating results and financial condition.
●	Our revenues and operating results may fluctuate unexpectedly, which may cause our stock price to decline.
●	Our profitability could suffer from declines in fair value or impairment of our investments, including our strategic investments, and could fluctuate if the fair values of our investments increase.

Legal and Compliance Risks

●	We may face personal injury, wrongful death, product liability and other liability claims that harm our reputation and adversely affect our sales and financial condition.
●	Other litigation, government inquiries and regulatory actions may subject us to significant costs and judgments and divert management attention from our business.
●	We have been, and may be in the future, subject to intellectual property infringement and other claims, which could incur substantial litigation costs, result in significant damages awards, inhibit our use of certain technologies, and divert management attention from our business.
●	If we are unable to protect our intellectual property, the value of our brands and products may decrease and we may lose our competitive market advantage.
●	We may be unable to enforce patent rights internationally, which may limit our ability to prevent our product features from being used by competitors in some foreign jurisdictions.
●	The use of open source software in our products, services and technologies may expose us to additional risks and harm our intellectual property.
●	A variety of new and existing laws and/or interpretations could materially and adversely affect our business.
●	We are subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.
●	Our amended and restated bylaws include exclusive forum provisions that could increase costs to bring a claim, discourage claims or limit the ability of our shareholders to bring a claim in a judicial forum viewed by shareholders as more favorable for disputes.

Risks Related to our Convertible Notes

●	Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow to pay our substantial debt.
●	The conditional conversion feature of the Notes, if triggered, may adversely affect our operating results.
●	Conversion of the Notes may dilute the ownership interest of our shareholders or may otherwise depress the price of our common stock.
●	Changes in the accounting treatment for the Notes may have a material effect on our reported financial results.
●	The convertible note hedge and warrant transactions may affect the value of the Notes and our common stock.
●	We are subject to counterparty risk with respect to the convertible note hedge transactions.

Item 1.    Business

Overview

Axon Enterprise, Inc. (“Axon,” the “Company,” “we” or “us”) is a market-leading provider of law enforcement technology solutions with a mission to protect life in service of promoting peace, justice and strong institutions. In 2022, we announced our moonshot goal to cut gun-related deaths between police and the public in the United States in half by 2033.

Axon is building the public safety operating system of the future by integrating a suite of hardware devices and cloud software solutions that not only revolutionize modern policing but also cater to federal agencies, corrections, justice and enterprise-level security needs. Axon’s suite includes cloud-hosted digital evidence management, productivity and real-time operations software, body-worn cameras, in-car cameras, TASER energy devices, robotic security and training solutions.

Our hardware and software solutions advance our long-term strategic vision of (i) obsoleting the bullet, (ii) reducing social conflict, (iii) enabling a fair and effective justice system, and (iv) building for racial equity, diversity, and inclusion. Our products solve some of society's most challenging problems and our mission attracts top talent. We aim to invent and deliver public safety products that progressively make the right things easier and the wrong things harder every day.

Our research & development (“R&D”) investments support continuous innovation on behalf of our customers. Our financial strategy is to build highly recurring, highly profitable businesses and to drive growth through this purposeful product innovation.

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

Further information about our reportable segments and sales by geographic region is included in Notes 1, 2 and 19 of the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10‑K. For future contracted revenue by reportable segment, refer to Part II, Item 7 of this Annual Report on Form 10‑K.

Axon employees are distributed across multiple geographies and report to work via a remote-hybrid model, which leverages both in-person collaboration environments as well as cloud-based software tools that enable remote productivity. Our headquarters in Scottsdale, Arizona and our software hub in Seattle, Washington house the majority of our in-person employees located in the United States, including members of our executive management team, and sales, marketing, certain engineering, manufacturing, finance and other administrative support functions. We also have subsidiaries and / or offices located in Australia, Belgium, Canada, Finland, France, Germany, Hong Kong, India, Italy, the Netherlands, Spain, the United Kingdom and Vietnam.

Key Product Category Revenue Drivers: What We Offer

Axon products are generally cloud-connected, designed to drive better outcomes and customer experiences, and sold via mutually reinforcing integrated bundles. Our key revenue drivers belong to three broad product categories:

●	Software: Axon is building a suite of cloud-based, SaaS solutions that integrate with our sensors and TASER devices to benefit customers and drive annual recurring revenue, which totaled $697 million[1] as of December 31, 2023. We have many SaaS solutions, which can best be trisected into three categories: digital evidence management, productivity and real-time operations solutions. Axon Evidence is the world’s largest cloud-hosted public safety data repository of public safety video data and other types of digital evidence. Our productivity suite, which includes Axon Records, is designed to save officers time spent writing reports and doing paperwork. Our real-time operations capabilities, which include Axon Respond, integrates location data, signal alerts and video feeds to provide a complete picture of evolving situations.
●	Sensors: Axon devices address many needs, including transparency, real-time situational awareness, and accurate capture and integration of evidence with software workflows. Product categories within sensors include Axon Body cameras, Axon Fleet in-car systems, and other devices that work with our software. Our software solutions also support an open ecosystem of connected devices produced by other vendors.
●	TASER: We develop smart devices, tools and services that support public safety officers in de-escalating situations, avoiding or minimizing use of force and aiding consumer personal protection. These tools include TASER devices, virtual reality (“VR”) training services and consumer devices. Research has shown that TASER devices are the most effective less-than-lethal force option, with the lowest likelihood of injury to officers and assailants. Since our inception in 1993, TASER devices have been adopted by a majority of U.S. state and local law enforcement and are used daily to help keep communities safe. Global adoption of TASER devices remains early and we are expanding into new geographies. Axon VR solutions make public safety training more accessible, relevant and affordable — with the goal of using new immersive VR technologies to better prepare officers for real-life situations in the field.

Sales and Distribution: Who We Sell To and Where We Deliver

We think of our core customers as falling into roughly four categories of funding sources: U.S. state and local governments, the U.S. federal government, international government customers and commercial enterprises. Additionally, the types of customers who find value in our product offerings are expanding beyond law enforcement to include attorneys, corrections, fire and emergency medical services personnel and the U.S. military.

Axon’s sales force and strong customer relationships represent key strategic advantages. The majority of our revenues are generated via direct sales, including our online store, although we do leverage distribution partners and third-party resellers.

No customer represented more than 10% of total net sales for the years ended December 31, 2023, 2022 or 2021.

We are diversifying into new markets by adding new types of customer profiles, or users, and by adding to our core customer base. In recent years, we have been investing in sales personnel to capture these new markets, and we continue to focus on strategic headcount additions to support key new markets and new products.

Governmental agencies generally have the ability to terminate our contracts, in whole or in part, for reasons including non-appropriation of funds. We continue to monitor developments in federal government funding.

1 Calculated as monthly recurring license, integration, warranty, and storage revenue for the year ended December 31, 2023. Annual recurring revenue is a performance indicator that management believes provides more visibility into the growth of our revenue generated by our highest margin, recurring services. Annual recurring revenue should be viewed independently of revenue and deferred revenue because it is an operating measure and is not intended to be combined with or to replace GAAP revenue or deferred revenue, as they can be impacted by contract start and end dates and renewal rates. Annual recurring revenue is not intended to be a replacement or forecast of revenue or deferred revenue.

Resources

Manufacturing and Supply Chain

We perform light manufacturing, final assembly and final test operations at our facilities in Scottsdale, Arizona, and own substantially all of the equipment required to develop, prototype, manufacture and assemble our finished products. We have continued to maintain both our ISO 9001 and our ISO 9001:2015 certifications.

We continue to take steps to diversify our supply chain and global manufacturing footprint, which positions us well to manage supply chain disruptions. Material availability has mostly stabilized from prior supply chain challenges while general levels of risk continue to exist in all businesses that manufacture products. Supplier decommitments remain a top area of risk. However, we have put programs in place to mitigate this risk. We proactively manage our supply chain down to third tier suppliers to overcome material shortages as they arise. These actions align to our strategic model to help meet strong product demand while also preparing us to stagger factory work schedules as needed, which enables us to meet compressed build schedules over short periods of time. We continue to adjust strategic inventory levels in both raw and finished goods based on areas of risk to mitigate potential supply disruptions.

In light of our broad domestic and international supplier base, we are continuously monitoring our supply chain to manage through potential impacts, identifying alternate shipping and logistic sources, and working with foreign regulators to ensure that our suppliers can provide parts.

Even as we continue to expand our second sourcing of materials across our supply chain, we still obtain some unique components from single source suppliers.  However, because we own substantially all of the injection molded component tooling used in their production, we believe we could obtain alternative suppliers in most cases with varying levels of interruption. In addition, we also have programs to hold additional raw materials (such as resins and critical semiconductors) to mitigate supply and better manage costs.  For additional discussion of sources and availability of raw materials, refer to Note 1 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We provide limited manufacturer’s warranties on our Axon devices and CEDs, and customers also have the option to purchase extended warranties. For additional information about our warranties, refer to Note 1 in the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Intellectual Property

We protect our intellectual property with U.S. and international patents and trademarks. Our patents and pending patent applications relate to technology used by us in connection with our products. We also rely on international treaties, organizations and laws to protect our intellectual property. As of December 31, 2023, we hold over 300 U.S. patents,  over 125 U.S. registered trademarks, over 240 international patents and over 450 international registered trademarks, as well as numerous patent and trademark applications pending.

We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as the commercial significance to our operations and our competitors’ operations in particular countries and regions, our strategic technology or product directions in different countries, and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions. We have the exclusive rights to many Internet domain names, primarily including “Axon.com,” “Evidence.com” and “TASER.com.”  We also vigorously protect our intellectual property, including patents, trademarks and trade secrets against third-party infringement.

Confidentiality agreements are used with employees, consultants and key suppliers to help ensure the confidentiality of our trade secrets.

Competition

Sensors — Connected Cameras and Digital Evidence Management Software: The body-worn camera and in-car video/automatic license plate readers industry is highly competitive.  Our competition includes Axis Communications AB, Digital Ally Inc., Getac Technology Corporation, Halo Body Cameras, i-PRO, LensLock Inc., Motorola Solutions, Reveal Media, Safe Fleet, Utility Associates, Versaterm Inc., Wolfcom Enterprises, Wrap Technologies Inc. and Zepcam B.V., Applied Concepts Inc., Genetec Inc. and Insight LPR.

The market for software solutions to improve public safety agency workflows is both highly fragmented and highly competitive. Our cloud-based digital evidence management system, Axon Evidence, competes with both cloud-based platforms and on-premises based systems designed by third-parties or developed internally by an agency's technology staff. Our competition includes FileOnQ, FotoWare, Genetec Inc., IBM, i-PRO, Motorola Solutions, NICE, OpenText Corporation, Oracle, QueTel Corporation, Revir Technologies, Utility Associates and Vidizmo, LLC, among others.

Key competitive factors in this product category include product performance, product features (including live-streaming, GPS tracking and pre-event buffering), battery life, product quality and warranty, total cost of ownership, data security, data and information workflows, company reputation and financial strength, and customer satisfaction and relationships.

Productivity and Real-Time Operations Software — Records Management System (“RMS”) and Computer Aided Dispatch (“CAD”): The RMS and CAD verticals are highly competitive and highly fragmented. We have identified more than 50 software providers, including 365Labs, Beacon Software Solutions Inc., Caliber Public Safety (parent, Harris Computer Systems), Central Square Technologies (formerly Superion, TriTech and Aptean), CivicEye, Core Technology Corporation, CSI Technology Group, EForce Software, Executive Information Services Inc., Hexagon AB, Kologik, LawSoft Inc., Mark43 Inc, Motorola Solutions, Niche Technology Inc., Saab, SmartCop, SOMA Global, Sopra Steria, Southern Software, Sun Ridge Systems Inc. and Tyler Technologies. In addition, not all law enforcement agencies use software for report writing — some still use paper. We believe our network of camera sensors and digital evidence management platform give us a strategic advantage in these product categories. Our Axon Respond offering competes both with real-time operations platforms that ingest body camera video feeds, like Genetec's Citigraf, Motorola’s CommandCentral Aware and Utility Associates’ Titan, as well as platforms that ingest video feeds exclusively from surveillance cameras, like Hexagon's Connect, Live Earth and Spatialitics's GeoShield among others.

TASER for Professional Users: Our CEDs compete with a variety of less-lethal alternatives to firearms, including rubber bullets or rubber baton rounds, such as those made by Combined Systems, Inc.; pepper spray, pepper spray projectiles, such as those made by Byrna Technologies Inc. (dba Fox Labs), SABRE Corporation and Mace Security International, Inc.; traditional stun guns, such as those made by UZI and Jolt; hand-held remote restraint devices involving a tether, such as the one made by Wrap Technologies Inc.; laser dazzlers that cause temporary blindness, such as the one made by B.E. Meyers & Co., Inc.; stun grenades, such as those made by Combined Systems, Inc.; long-range acoustic devices, such as the one made by Genasys Inc.; and police batons and night sticks, such as those made by Monadnock and by Armament Systems and Procedures, Inc. TASER devices offer advanced technology, versatility, portability, effectiveness, built-in accountability systems and low injury rates, which enable us to compete effectively against other less-lethal alternatives. TASER devices also offer connectivity to our cloud network, which allows law enforcement agencies and other professional users to more effectively manage their less-lethal programs and automate use-of-force reporting.

The key competitive factors in this product category include a device’s accuracy, effectiveness, reputation, safety, cost, ease of use, and exceptional customer experience. The design maturity of the TASER platform, as well as our development and sale of a multi-shot device, are also key competitive differentiators. We are aware of competitors providing competing CED products primarily outside of the United States.

VR De-Escalation Training for Law Enforcement, Corrections and Private Security: Our VR Training platform competes with several other companies in the space who offer simulation scenarios, including simulated training on the use of both lethal and less-lethal alternatives. Our competition in this space includes Adaptive VR Ltd., Apex Officer, Hologate GmbH, InVeris Training Solutions Inc., Laser Shot Inc., MILO, Street Smarts VR, Ti Training Corp, V-Armed, VirTra Inc. and Wrap Technologies.

Key competitive factors in this product category include scale of content library, integration to additional sensors and devices (e.g. haptic suit, TASER), ease of use, visual fidelity and realism, quality of immersion experience (enhanced by capabilities such as eye tracking and speech recognition) and portability.

TASER for Personal Safety: In the private citizen space, TASER devices compete with firearms and with other less-than-lethal self-defense options such as stun guns and pepper spray-based products, including pepper guns and miniature spray cans. Leading competitors in the less-than-lethal space include Byrna Technologies, Inc., Mace, PepperBall, SABRE, Salt Supply Co. and Vipertek. The TASER StrikeLight competes in the flashlight category, in which there are dozens, if not hundreds, of competitors, including tactical flashlight providers with and without stun-gun capabilities.

TASER Bolt and TASER Pulse are not stun guns, and have different capabilities, including neuromuscular incapacitation functionality. The broader market for personal safety and home defense is far-reaching, and categories range from threat detection and accountability (dash and doorbell cameras), to home security (home alarms, locks and response services) to personal defense (firearms, stun guns, TASER devices, pepper spray, tactical flashlights and personal alarms), to personal tracking and emergency notification mobile applications.

The primary benefit of TASER devices is in less-lethal incapacitation. Other competitive factors include a device’s cost, effectiveness, safety, ease of use, and available training options.

Axon Air: Our end-to-end drone management software platform competes with a select set of companies in the space who offer drone programs and flight management software solutions. Our competition in this space includes Aerodome Inc., Auterion Ltd., Motorola Solutions’ CAPE, Paladin Drones’ Watchtower and Votix, LLC, among a few others.  Key competitive factors in this product category include integration and compatibility with various drone hardware providers and other technology systems used by first responders (e.g., digital evidence management), drone program management and real-time situational awareness capabilities, intuitiveness of the user interface, the level of training and customer support provided (particularly for the drone-as-first-responder use case), the customization and flexibility allowed by the platform to meet specific operational needs and requirements of different customers (e.g., customizable flight restrictions) and the autonomy capabilities provided by the platform (e.g., creation of autonomous missions).

Our indoor tactical drone hardware platform, Sky-Hero, competes with a few other companies in the space, including Brinc, Indoor Robotics and XTEND. Key competitive factors in this product category include variety and weight limits of compatible payloads, battery life and associated flight range, maneuverability and size, autonomy and onboard intelligence (including ability to navigate in GPS denied environments), sensor and imaging technology, durability and robustness of the drone, cost and maintenance required, reliability and security of communication and control systems, the simplicity of the drone piloting user interface and the training required to operate the drones.

Non-Axon trademarks are property of their respective owners.

Seasonality

We have historically experienced higher net sales in our fourth quarter compared to other quarters in our fiscal year due primarily to municipal budget cycles. Additionally, new product introductions can significantly impact the cadence of net sales, product costs and operating expenses. Municipal law enforcement budgets tend to feature a mix of fiscal years that end in either June, September or December, while U.S. federal budget year end is in September. However, historical seasonal patterns, municipal budgets or historical patterns of product introductions should not be considered reliable indicators of our future net sales or financial performance.

Governmental Regulation

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations related to: privacy and data protection, security, retention and deletion; rights of publicity; content; intellectual property; regulation of certain of our CEDs as firearms; advertising; marketing; distribution; electronic contracts and other communications; competition; consumer protection; telecommunications; product liability; taxation; labor and employment; sustainability; economic or other trade prohibitions or sanctions; securities; and online payment services. There are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business. Foreign laws and regulations can impose different obligations or be more restrictive than those in the United States.

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

Radio Spectrum and Unmanned Aerial and Ground-Based Robotic Devices

Certain of our products utilize radio spectrum to provide wireless voice, data and video communications services. The allocation of spectrum is regulated in the United States and other countries and limited spectrum space is allocated to wireless services and specifically to public safety users. We manufacture and market products in spectrum bands already made available by regulatory bodies. If current products do not comply with the regulations set forth by these regulatory bodies, we may be unable to sell our products or could incur penalties. Our results could be negatively affected by the rules and regulations adopted from time to time by the U.S. Federal Communications Commission (“FCC”), Innovation, Science and Economic Development Canada (“ISED”), the European Union Directorate-General for Environment or regulatory bodies in other countries. Regulatory changes in current spectrum bands may also require modifications to some of our products so they can continue to be manufactured and marketed.

Axon body-worn cameras, docks, Axon Fleet vehicle cameras and Axon Signal devices are subject to the FCC’s rules and regulations in the United States, as well as rules and regulations as applicable outside of the United States. These regulations affect CEDs with Axon Signal technology, including the TASER 7, Signal Performance Power Magazine (“SPPM”), TASER 10, and future CEDs implementing wireless technology. Compliance with government regulations could increase our operations and product costs and impact our future financial results.

Additionally, some of our products depend on drones or other unmanned aerial and ground-based systems that operate on the radio spectrum. The FCC, the Federal Aviation Administration and other agencies at the federal, state and local levels (as well as in foreign jurisdictions) are beginning to address some of the numerous certification, regulatory and legal challenges associated with drones, but a comprehensive set of standards and enforcement procedures has yet to be developed. Changes to the regulation of drones or other unmanned aerial systems may impact our future financial results.

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

Federal regulation of sales in the United States: The majority of our currently offered CEDs are not classified as firearms regulated by the ATF. However, the ATF regulates TASER 10 as a firearm under the Gun Control Act of 1968 (“GCA”) due to a technological advancement specific to the propulsion design of TASER 10 cartridges. In the event we make TASER 10 available to our private citizen and enterprise customers, demand could be substantially reduced as a result of this classification because non-governmental end-users would be required to comply with federal, state or local firearm transfer requirements prior to purchasing TASER 10. In addition, the implications of such classification on use-of-force standards and regulations could impact our ability to sell TASER 10 to law enforcement and government entities. Because Axon must maintain a federal firearms license to manufacture and sell TASER 10, we are subject to periodic compliance inspections by the ATF. License violations discovered by the ATF can result in fines, penalties, warning letters or license revocation, leading to disruptions in operations. Further, we are required to administer, track and remit firearm excise taxes as applicable.

Our CED products are also subject to testing, safety and other standards by organizations such as the American National Standards Institute, the International Electrotechnical Commission, the National Institute of Standards and Technology and Underwriters Laboratories. These regulations also affect CEDs with Axon Signal technology, including SPPM technology, and TASER 7 and TASER 10 battery packs.

Federal regulation of international sales: Our CEDs are considered a “crime control” product by the U.S. Department of Commerce (“DOC”) for export directly from the United States, which requires us to obtain an export license from the DOC for the export of our CED devices from the United States to any country other than Canada. Future products and services may require classifications from the DOC before they may be shipped internationally. Our inability to obtain DOC export licenses or classifications on a timely basis for sales of our products and services to our international customers could significantly and adversely affect our international sales. Although TASER 10 is regulated by the ATF for domestic sales, the DOC has ruled that the product’s unique propulsion design has no impact on its export classification and that the TASER 10 model’s export classification remains consistent with all other TASER CED models.

Federal regulation of foreign national employees: Our CED development and production is also considered controlled “technology” by the DOC and is categorized as a “deemed export” for any foreign national employees exposed to the technology within the United States. Consequently, we must obtain export licenses from the DOC for any deemed export within the United States made to a foreign national employee exposed to the controlled technology. Deemed export licenses are subject to DOC approvals and issued licenses require annual status reports for the stated employees. Inability to obtain proper licensing could curtail the Company’s ability to execute R&D and production related to CED technology.

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

International regulation of foreign imports and sales: Certain jurisdictions prohibit, restrict or require a permit for the importation, sale, possession or use of CEDs, including in some countries by law enforcement agencies, limiting our international sales opportunities.

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

International regulation of foreign-based operations: We maintain foreign operations in several countries globally for purposes of logistics, sales, general and administrative (“SG&A”) services, and R&D support. Depending on these activities, regulations can include business activity licensing and registration, import permits and recordkeeping, warehousing and storage security and permitting, and government reporting.  Any failure to comply with these requirements could limit our ability to sell, support or develop our products and services both internationally and in the United States.

Privacy Regulations

We are subject to various U.S. and foreign laws and regulations associated with the collection, processing, storage and transmission of personally identifiable information and other sensitive and confidential information. This data is wide ranging and relates to our employees, customers and other third parties, including the subjects of law enforcement. Our compliance obligations include those prescribed under laws and regulations that dictate whether, how and under what circumstances we can receive, process, hold and/or transfer certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. If one or more of the legal mechanisms for transferring data from other countries to the United States is invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our products and services or adversely affect our financial results. Countries may also pass legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our products and services and expose us to significant penalties for non-compliance. The European Parliament adopted the General Data Protection Regulation (“GDPR”), effective May 2018, that extended the scope of European privacy laws to any entity that controls or processes personal data of E.U. residents in connection with the offer of goods or services or the monitoring of behavior and imposes compliance obligations concerning the handling of personal data. Further, Vietnam's Personal Data Protection Decree (“PDPD”), which entered into force July 1, 2023, applies to organizations (wherever based) so long as they participate in personal data processing in Vietnam. We are also subject to U.S. laws and regulations, including the California Privacy Rights Act (“CPRA”), which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory ﬁnes and damages for data breaches or other California Consumer Privacy Act (“CCPA”) violations, as well as a requirement of “reasonable” cybersecurity, which could subject us to additional compliance costs as well as potential fines, individual claims, class actions and commercial liabilities.

Any inability, or perceived inability, by us to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations or other legal obligations, even if unfounded, could result in signiﬁcant regulatory and third-party liability, increased costs, disruption of our business and operations, and a loss of conﬁdence and other reputational damage. Furthermore, as new privacy related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations continues to increase and become a signiﬁcant compliance workstream.

Environmental Regulations

We are subject to various U.S. federal, state, local and foreign laws and regulations governing the environment, including restricting the presence of certain substances in our products and making us financially responsible for the collection, treatment, recycling and disposal of such products. In addition, further environmental or climate change disclosure legislation may be enacted in other jurisdictions, including the United States (under federal and state laws) and other countries, the cumulative impact of which could be significant. For example, in September 2023, California passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, requiring increased climate-related reporting.

The European Union has published Directives on the restriction of certain hazardous substances in electronic and electrical equipment (the “RoHS Directive”) and on electronic and electrical waste management (the “WEEE Directive”). The RoHS Directive restricts the use of a number of substances, including lead. The WEEE Directive directs members of the European Union to enact laws, regulations and administrative provisions to ensure that producers of electric and electronic equipment are financially responsible for the collection, recycling, treatment and environmentally responsible disposal of certain products sold into the European Union. In addition, similar environmental legislation has been enacted in other jurisdictions, including the United States (under federal and state laws) and other countries.

In addition, the European Union has defined a regulation for the registration, evaluation, authorization and restriction of chemicals that places responsibility on companies to manage the risks from chemicals contained in products and to provide safety information about such substances. Manufacturers and importers are required to gather information on the properties of the chemical substances in their products and provide for their safe handling. As of

January 5, 2021, companies supplying products in the European Union containing substances of very high concern as identified by the European Union have to submit information on these products to the European Chemicals Agency. The information in their database is then made available to waste operators and consumers.

Other countries have adopted chemical restrictions regulations, including the United States, Canada and Australia. New, or changes in, environmental safety laws, regulations or rules could also lead to increased costs of compliance, including remediations of any discovered issues and changes to our operations, which may be significant. Any failures to comply could result in significant expenses, delays or fines and could adversely affect our financial results.

Human Capital Resources

Our success depends on the continued service of our employees and on our ability to continue to attract, retain and motivate top talent. To facilitate this, we strive to create a diverse and inclusive environment at Axon, with equitable opportunities for employee growth and development, supported by strong compensation and benefits and by programs that build connections between our employees and their communities. Axon’s mission is central to our recruiting and retention efforts.

As of December 31, 2023, we had approximately 3,330 full-time employees and approximately 930 temporary employees (which include contractors, interns and individual consultants). During 2023, the number of full-time employees increased by 512 or 18%, primarily in sales operations, R&D and other support organizations.

Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage.

We believe that our relations with our employees are strong. We closed the year with our regrettable attrition rate2 less than 1%, well under the annual goal of 2.5%. Employees reported a higher than 88% satisfaction score for feeling proud to work at Axon during 2023’s employee engagement survey and an 82% satisfaction score on recommending Axon as a great place to work.

Diversity and Inclusion

We embrace diversity, equity and inclusion. A truly innovative workforce needs to be diverse, leverage the skills and perspectives of a wealth of backgrounds and experiences, and ensure that all employees are equitably empowered to succeed. We continue to focus on the hiring, retention, development and advancement of women and underrepresented communities. We are focused on recruiting diverse candidates and on internal talent development of our diverse leaders so that they can advance their careers and move into leadership positions.

Our Employee Resource Groups (“ERGs”) are company-sponsored, employee-led communities that address specific needs, priorities and barriers to success for each community of focus. These groups provide a forum for employees to discuss problems and craft solutions for each community of focus, while also creating leadership and professional development opportunities for members. Throughout 2023 we continued to see active participation in all six of our ERGs — Axon Allies for LGBTQ+ employees, APIA for Asian Pacific Islander employees, HOLA for Hispanic employees, Axon Mosaic for Black employees, Axon Vets for service veterans, and Women at Axon. Each group is inclusive of employees who identify as members of each community, as well as allies.

We believe that our ability to retain our workforce is dependent upon fostering an environment that is sustainably safe, respectful, fair and inclusive of everyone and promotes diversity, equity and inclusion inside and outside of our business. Internally, we continue to listen to our employees with town hall sessions, provide expert-led webinars and host community round tables.

2 Regrettable attrition is defined as rolling 12-month attrition of employees rated as top performing in the prior performance rating cycle.

In 2022, we formed the Ethics & Equity Advisory Council (“EEAC”) to ensure that ethics and equity are at the forefront of our services and product development. The EEAC functions as an impartial advocate for marginalized voices, actively engaging in partnership spaces such as conferences and community events. EEAC members offer critical evaluations of Axon’s products in accordance with ethical standards and aid in training product managers on equitable development practices. While EEAC members play a crucial role in providing feedback and shaping product development, it is important to note that they do not define Axon’s ethical guidelines, approve or disprove product development, engage in sales activities, or serve as the exclusive source of community perspectives or recommendations.

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

To promote mental and emotional wellbeing, all full-time employees are provided free access by Axon to Modern Health. Modern Health is a 24/7 resource that includes individualized virtual coaching and therapy in addition to access to articles and activities offering guidance on maintaining emotional balance.

Additionally, we have a Wellness Incentive Program for our domestic employees that incentivizes healthy lifestyles. The program rewards employees for completing a variety of well-being activities that help foster their financial wellness, mental health, social wellbeing, community engagement and nutrition.

Corporate Information

We were incorporated in Arizona in September 1993 as ICER Corporation. We changed our name to AIR TASER, Inc. in December 1993 and to TASER International, Incorporated in April 1998. In January 2001, we reincorporated in Delaware as TASER International, Inc. and, in April 2017, changed our name to Axon Enterprise, Inc.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed with or furnished to the SEC are available free of charge on our website at http://investor.axon.com as soon as reasonably practicable after we electronically file with or furnish to the SEC such material. The information on our website, including information about our trademarks, is not incorporated by reference into or otherwise a part of this Annual Report on Form 10-K. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.  Risk Factors

Because of the following factors, as well as other variables affecting our operating results, our past financial performance may not be a reliable indicator of our future performance and historical trends should not be used to anticipate our results or trends in future periods. You should carefully consider the trends, risks and uncertainties described below and other information in this Annual Report on Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Strategic Risks

We are substantially dependent on acceptance of our products and services by law enforcement agencies throughout the world. If law enforcement agencies do not continue to purchase and use our products and services, our growth prospects, operating results and financial condition will be materially adversely affected.

Our largest customer segment is U.S. state and local law enforcement. Axon has a customer relationship with a substantial number of state and local law enforcement agencies in the United States. At any point, whether or not related to the performance of our products and services, law enforcement agencies may elect to no longer purchase or use our CEDs or other products and services. For example, we believe that in the past our sales were adversely impacted by negative coverage and publicity surrounding our products and services and their use. If law enforcement agencies no longer purchase our products and services, or materially decrease their purchases, our growth prospects, operating results and financial condition will be materially adversely affected.

We substantially depend on sales of our TASER CEDs, and if these products do not continue to be widely accepted, our growth prospects, operating results and financial condition will be diminished.

In each of the years ended December 31, 2023, 2022 and 2021, we derived a significant portion of our revenues from sales of TASER brand devices and related cartridges, whether on a standalone basis or as part of a bundled offering, and expect to depend on sales of these products for a significant portion of our revenue for the foreseeable future. The acceptance of these devices is critical to our growth prospects, operating results and financial condition. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of these products, our growth prospects, operating results and financial condition will be materially adversely affected.

Demand for these offerings is affected by a number of factors (some of which are beyond our control), including continued market acceptance of these products by our customers, technological change and growth or contraction of the economy in general. Our TASER CEDs and other offerings or products could fail to maintain or attain sufficient customer acceptance for many reasons, including:

●	our failure to predict market demand accurately in terms of product functionality and to supply offerings that meet this demand;
●	real or perceived defects, errors or failures;
●	negative publicity about their performance or effectiveness;
●	delays in releasing to the market our improved offerings or enhancements;
●	introduction or anticipated introduction of competing products; and
●	budget constraints or other limitations for our customers.

A decrease in the selling prices of or demand for these products, or their failure to maintain broad market acceptance, would significantly harm our competitive position, growth prospects, operating results and financial condition.

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

We have devoted, and continue to devote, significant resources to develop and deploy our cloud-based productivity and real-time operations SaaS solutions, which we continue to broadly deploy to a large number of customers. Customers’ requirements for these products are complex and varied. If we cannot develop scalable solutions that can be consistently configured for customers with minimal effort or grow a professional services team that can consistently configure our products to meet the requirements of large numbers of customers in a timely and cost-effective manner, our ability to broadly scale our cloud-based productivity and real-time operations SaaS solutions could be negatively impacted, and our business prospects, operating results and financial condition could be negatively impacted.

We cannot provide any assurance that products that we may develop in the future will achieve market acceptance. If we fail to develop new products or new product features on a timely basis that achieve market acceptance, our business, financial results and competitive position could be adversely affected.

We face risks associated with rapid technological change and new competing products.

The technology associated with law enforcement devices and software is receiving significant attention and is rapidly evolving. The introduction of products embodying new technologies (such as the use of AI and machine learning) and the emergence of new industry standards can render existing products obsolete and unmarketable. Additionally, our products are expected to meet and keep pace with evolving security standards and requirements of our industry and customers, including those of the U.S. federal government and international governments. While we have some patent protection in certain key areas of our Axon device, CED and SaaS technology, new technology may result in competing products that operate outside our patents and could present significant competition for our products, which could adversely affect our business, financial results and competitive position. Additionally, our competitors may develop competing technologies or products that provide superior features or are less expensive than our products, or our competitors may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing, manufacturing and other resources than we do, or may be more successful in attracting potential customers, employees and strategic partners. If we are not able to compete effectively, our business and financial results could be adversely affected.

Our future success is dependent on our ability to expand sales through direct sales and distributors and our inability to increase direct sales or recruit new distributors would negatively affect our sales.

Our distribution strategy is to pursue sales through multiple channels, which are principally direct sales and independent distributors. We are focusing on direct sales to larger agencies through our regional sales managers and our inability to grow sales to these agencies in this manner would materially adversely affect our business prospects, operating results and financial condition. In addition, our inability to establish relationships with and retain law enforcement equipment distributors, who we believe can successfully sell our products, would materially adversely affect our business prospects, operating results and financial condition. If we do not competitively price our products, meet the requirements of our distributors or end-users, provide adequate marketing support, or comply with the terms of our distribution arrangements, our distributors may fail to aggressively market our products or may terminate their relationships with us. These developments would likely have a material adverse effect on our sales. Our reliance on the sales of our products by others also makes it more difficult to predict our revenues, cash flow and operating results.

In certain states and foreign jurisdictions, we have decided to pursue sales directly with law enforcement customers, rather than working through established distribution channels. Our customers may have strong working relationships with distributors, and we may face resistance to this change. If we do not overcome this resistance and effectively build a direct relationship with our customers, sales may be adversely affected.

Negative publicity could adversely impact sales, which could cause our revenues or operation results to decline.

Our business is dependent upon the reputation of the Axon brand. If we are unable to maintain the position of the Axon brand, our business may be adversely affected by diminishing the appeal of the brand to our customer base. This could result in lower sales and earnings.

In addition, unfavorable media or investor and analyst reports related to our industry, company, brand, marketing, personnel, operations, business performance or prospects may affect our stock price and the performance of our business, regardless of accuracy. Furthermore, the speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media outlets, websites and other digital platforms. Our success in maintaining and enhancing our brand depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our products and services, which would adversely affect our business and financial results.

Acquisitions of, or investments in, other products, technologies or businesses could disrupt our business, dilute shareholder value, and adversely affect our operating results.

Our business strategy has in the past and may in the future include acquiring or making investments in other complementary products, technologies or businesses. Identifying and negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions has in the past and may in the future be subject to third-party approvals, such as government regulatory approvals and clearances, which are beyond our control. Consequently, we can make no assurance that these transactions once undertaken and announced, will close.

These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. If we acquire businesses, technologies or products, we may not be able to integrate the acquired personnel, operations, technologies or products successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

●	inability to integrate or benefit from acquired products, technologies or businesses in a profitable manner;
●	inability to correct or achieve regulatory approvals or certifications;
●	unanticipated costs or liabilities associated with the acquisition, including potential liabilities due to litigation and potential identified or unknown security vulnerabilities in acquired technologies that expose us to additional security risks or delay our ability to integrate the acquired products into our offerings or recognize the benefits of our investment;
●	differences between our values and those of an acquired company, as well as potential disruptions to our workplace culture or how we are perceived by investors;
●	incurrence of acquisition-related costs, including costs related to integration activities;
●	difficulty integrating the accounting and information systems, operations and personnel of the acquired business;
●	inability to augment the acquired technologies and platforms to the levels that are consistent with our brand and reputation;
●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
●	challenges converting the acquired company’s revenue recognition policies and forecasting the related revenues, including subscription-based revenues and software license revenues;
●	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;
●	difficulty converting the customers of the acquired business onto our platform and contract terms;
●	diversion of management’s attention and other company resources;
●	harm to our existing business relationships with business partners and customers as a result of the acquisition;
●	the potential loss of key employees;

●	use of resources that are needed in other parts of our business; and
●	use of substantial portions of our available cash to consummate the acquisition.

We cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities or risks. Integrating an acquired technology, asset or business into our operations can be challenging, complex and costly and we cannot assure you that we will be successful or that the anticipated benefits of the acquisitions that we complete will be realized or outweigh their costs. If our integration and development efforts are not successful and the anticipated benefits of the acquisitions that we complete are not achieved, our business, operating results, financial condition and prospects could be adversely affected.

In connection with these types of transactions, we may issue additional equity securities that would dilute our shareholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and values, and become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges. These challenges could adversely affect our business, operating results, financial condition and prospects.

We are highly dependent on the services of our executive officers, including Patrick W. Smith, our Chief Executive Officer. Our failure to retain executive officers could adversely impact our business.

Our future success depends upon our ability to retain executive officers, including Patrick W. Smith, and any failure to do so could adversely impact our business, prospects, new product development, financial condition and operating results.

Among other qualifications, Patrick W. Smith is the founder of Axon and brings extensive executive leadership experience in the technology industry, including the management of worldwide operations, sales, service and support as well as technology innovation as an inventor listed on 52 U.S. patents. Mr. Smith has been instrumental in building the public safety operating system of the future by integrating a suite of hardware devices and cloud software solutions that lead to modern policing and help save lives. From the early days of founding the organization to today as a market leader, Mr. Smith’s expertise has brought forth entirely new product categories, including the less-lethal TASER de-escalation platform, body-worn cameras and cloud software that lead to modernized public safety.

The loss of any of our senior management, including Patrick W. Smith, could interrupt our ability to execute our business plan, as such individuals may be difficult to replace.

Operational Risks

Unavailability of materials or higher costs could adversely affect our financial results.

We depend on certain domestic and international suppliers for the delivery of components used in the assembly of our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or sub-assemblies and reduced control over pricing and timing of delivery of components and sub-assemblies, including single or sole-source components used in the manufacture of our products. Specifically, we depend on suppliers of sub-assemblies, machined parts, injection molded plastic parts, printed circuit boards, custom wire fabrications and other miscellaneous customer parts for our products. Although we have and are implementing additional long-term agreements with strategic suppliers to mitigate the risk of supply continuity, there remains risk across our supply chain while we extend our supplier contract program, and there is no guarantee that supply will not be interrupted. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, or they decommit to us previously agreed-to supply levels, it may reduce our access to components and require us to search for new suppliers. As the scale of our hardware production increases, we will also need to accurately forecast, purchase, warehouse and transport components at high volumes to our manufacturing facilities. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, we may incur unexpected production disruption, storage, transportation and write-off costs, which may harm our business and financial results.

Due to the unique requirements of TASER 10, including the regulation of certain TASER 10 components for import into the United States and export from foreign sources, we purchase our raw materials from a limited number of suppliers. Some of the raw materials that are used in TASER 10 may be subject to fluctuations in market price, which we may be unable to pass through to our customers to offset market fluctuations. Because of the unique requirements of TASER 10, we cannot change suppliers easily. We may be slower to establish alternative sources of supply for TASER 10 components as we continue to refine the design of the product. Any delay or interruption in the supply of the raw materials that are used in TASER 10 could impair our ability to manufacture and deliver TASER 10, harm our reputation or cause a reduction in revenues.

A significant number of our raw materials or components comprise petroleum-based products or incur some form of landed cost associated with transporting the raw materials or components to our facility. Our freight and import costs and the timely delivery of our products could be adversely impacted by the materialization or re-emergence of a number of factors that could reduce the profitability of our operations, including: higher fuel costs (including increased petroleum prices as a result of, among other things, climate change-related regulations); potential port closures or shipping disruptions; customs clearance issues; increased government regulation or regulatory changes for imports of foreign products into the United States and exports from foreign sources; delays created by terrorist attacks or threats, public health issues, national disasters or work stoppages; and other matters. We are also subject to supply chain disruption should we learn that any of our suppliers is in violation of legislation that bans the import of goods based on their method of production, such as using forced labor or otherwise. This may also result in negative publicity regarding our production methods, and alleged unethical or illegal practices of any of our suppliers could adversely affect our reputation. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition. For example, there have been and may continue to be disruptions in the semi-conductor supply chain that could negatively impact our ability to make our products.

Domestic or international geopolitical or other events, including the imposition of new or increased tariffs and/or quotas by the U.S. Government on any of these raw materials or components and other government trade policies, could adversely impact the supply and cost of these raw materials or components, and could adversely impact our revenues, profitability and financial condition. In particular, the implementation of tariffs and trade restrictions as well as changes in trade policies between the United States and China have in the past led to some increases in our supply costs and have made it more difficult to obtain suppliers, and may in the future have an adverse effect on our supply chain from a cost and sourcing perspective. We source certain raw materials from China, as do some of our suppliers. We may be unable to transition away from China to other jurisdictions or obtain secondary sources for raw materials, which could result in a material adverse effect on component availability and could result in a material adverse effect on our revenues, profitability and financial condition.

Material adverse developments in domestic and global economic conditions, or the occurrence of other world events, could materially adversely affect our revenue and results of operations.

Various factors contribute to the uncertain economic environment, including the ongoing conflicts in Gaza and Ukraine, the increase in, and volatility of, interest rates, high inflation, an actual recession or fears of a recession, trade policies and tariffs and geopolitical tensions. Our inability to offset price inflation in our materials, components, shipping or labor through increased prices to customers with long-term fixed-price contracts and formula-based or long-term fixed-price contracts with suppliers could adversely affect our business, financial condition and results of operations. Global supply chain and labor market challenges could also negatively affect our performance as well as the performance of our suppliers. Interest rate increases have also created financial market volatility and could further negatively impact financial markets, lead to an economic downturn or recession or have an adverse effect on our financial results. Economic slowdowns can also negatively impact municipal and state tax collections and put pressure on law enforcement budgets, which may increase the risk that our customers will be unable to appropriate funds for existing or future contracts with us. In addition, geopolitical risks could affect our customers’ budgets and policies. These and other factors may adversely affect customer demand and ability to pay, cause decrease in sales, and negatively impact the realizability of our accounts and notes receivable and contract assets.

To the extent demand for our products increases, our future success will be dependent upon our ability to manage our growth and to increase manufacturing production capacity.

To the extent demand for our products increases significantly in future periods, one of our key challenges will be to increase our production capacity to meet sales demand while maintaining product quality. Our primary strategies to accomplish this include introducing additional shifts, increasing the physical size of our assembly facilities, the hiring of additional production staff, and the implementation of additional customized manufacturing automation equipment. As we develop additional products, we may need to bring new equipment on-line, implement new systems, technology, methods and processes and hire personnel with different qualifications. The costs associated with implementing new manufacturing technologies, methods and processes, including the purchase of new equipment, and any resulting delays, inefficiencies and loss of sales, could harm our financial results. The investments we make in equipment, technologies or personnel may not yield the anticipated labor and material efficiencies, and we may experience difficulty in attracting and retaining qualified personnel. Our inability to meet any future increase in sales demand or effectively manage our expansion could have a material adverse effect on our revenues, operating results and financial condition.

Delays in product development schedules may adversely affect our revenues and cash flows.

The development of CEDs, devices, sensors and software is a complex and time-consuming process. To achieve market acceptance for our products, we must effectively anticipate customer requirements, and we must offer products that meet changing customer demands in a timely and cost-effective manner. Customers may require product features and capabilities that our current products do not have. If we fail to develop products that satisfy customer requirements, our ability to create or increase demand for our products will be harmed.

Without the timely and cost-effective introduction of new products, services and enhancements, our offerings will likely become less competitive over time, in which case our competitive position and operating results could suffer. New products, and services, as well as enhancements to existing products and services, can require long development and testing periods and may require significant investment, including substantial R&D, development of different engineering and manufacturing workflows, and adjustments to our data and analytics infrastructure. Our focus on our SaaS platform also presents complex development issues. Significant delays in new product or service releases or significant problems in creating new products or services could adversely affect our business, growth prospects, operating results, cash flows and competitive position.

We expend significant resources in anticipation of a sale due to our lengthy sales cycle and may receive no revenue in return.

Generally, law enforcement and corrections agencies consider a wide range of issues before committing to purchase our products, including product benefits, training costs, the cost to use our products in addition to, or in place of, other products, budget constraints and product reliability, safety and efficacy. Because we sell to various types of government entities of multiple sizes, including national agencies, state agencies, county agencies and municipal agencies, which can require varying levels of approvals followed by appropriations, the length of our sales cycle may range from a few weeks to as long as several years. Adverse publicity surrounding our products or the safety of such products has in the past, and could in the future, lengthen our sales cycle with customers. We believe that in the past our sales were adversely impacted by negative coverage and publicity surrounding our products or the use of our products. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by potential customers before they place an order. If these potential customers do not purchase our products, we will have expended significant resources and received no revenue in return.

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

If our security measures or those of our third-party providers, including cloud storage providers, are breached and unauthorized access is obtained to customers’ data or our data, our network, data centers and service may be perceived as not being secure, customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure and liabilities.

Security breaches of Axon body-worn cameras, docks, Axon Fleet vehicle cameras, Axon Signal devices and Axon Evidence and other cloud services or products could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ data. Additionally, breaches of our network or data security measures or those of our third-party providers, including cloud storage providers, could disrupt the security of our internal systems and business applications, impair our ability to provide products and services to our customers and protect the privacy of their data, result in product development delays, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our business. Any security breach could result in a loss of confidence in the security of our services, damage our reputation, disrupt our business, lead to legal liability, and negatively impact our future sales.

Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, grow more complex over time, and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Moreover, our security measures and those of our third-party service providers or customers have not in the past and may not in the future immediately detect such security breaches if they occur. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, and to prevent or detect security breaches, we have been in the past and expect to continue to be a frequent target of third-party cybersecurity intrusion attempts and we cannot assure that such measures will provide absolute security. We may incur significant costs in protecting against or remediating cyber-attacks.

We devote significant resources to engineer secure products and ensure security vulnerabilities are mitigated, and we require our third-party service providers to do so as well; however, security breaches that have not had a material effect on our business or our third-party service providers have occurred and will continue to occur, including as a result of third-party action, employee error, malfeasance or otherwise. Remote-work arrangements may also make our systems and employees more susceptible to attack. Breaches could occur during transfer of data to data centers or at any time, and result in unauthorized physical or electronic access to our data or our customers’ data. Third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our data or our customers’ data. Additionally, hackers may develop and deploy viruses, worms and other malicious software programs that attack or gain access to our networks and data centers. Recent developments in the threat landscape include use of AI and machine learning, as well as an increased number of cyber extortion and ransomware attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. Increasing socioeconomic and political instability in some countries has heightened these risks. In addition, retaliatory acts by foreign governments in response to Western sanctions could include cyber-attacks that could directly or indirectly impact our operations.

A security breach could expose us to a risk of loss or inappropriate use of proprietary and sensitive data, or the denial of access to this data. A real or perceived security breach could also result in a loss of confidence in the security of our products and services, disrupt our business, damage our reputation, subject us to third-party lawsuits, regulatory fines or investigations or otherwise subject us to legal liability, negatively impact our future sales and significantly harm our growth prospects, operating results and financial condition. Even the perception of inadequate security may damage our reputation and negatively affect our ability to win new customers or retain existing customers.

Catastrophic events could materially adversely affect our business, results of operations and/or financial condition.

A disruption or failure of our systems or operations in the event of a major earthquake, weather event (including those caused or exacerbated by the effects of climate change), fire, explosion, failure to contain hazardous materials, industrial accident, utility failure, cyber-attack, terrorist attack, public health crisis, pandemic, or other catastrophic event could cause delays in completing sales, providing products and services, or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption of any of our critical operations, or of the capacity, reliability or security of our information technology systems, could harm our ability to conduct normal business activities and our operating results as well as expose us to claims, litigation and governmental investigations and fines. In addition, catastrophes may put pressure on federal, state and municipal government budgets, which may increase the risk that our customers will be unable to appropriate funds for existing or future contracts with us. These and other factors may adversely affect customer demand and ability to pay, cause decrease in sales, and negatively impact the realizability of our accounts receivable and contract assets.

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

Uncertainty in the development, deployment and use of AI in our products and services, as well as our business more broadly, could adversely affect our business and reputation.

We are building and expect to use systems and tools that incorporate AI-based technologies, including generative AI, for customers and our workforce. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. The development, adoption and use of generative AI technology remains in early stages, and ineffective or inadequate AI or generative AI development or deployment practices by us or third parties could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be (or may be perceived to be) based on datasets that are biased or insufficient. In addition, any latency, disruption or failure in our AI systems or infrastructure could result in delays or errors in our offerings. Developing, testing and deploying resource-intensive AI systems may require additional investment and increase our costs. There also may be real or perceived social harm, unfairness or other outcomes that undermine public confidence in the deployment and use of AI. In addition, third parties may deploy AI technologies in a manner that reduces customer demand for our products and services. Any of the foregoing may result in decreased demand for our products and services or harm to our business, financial results or reputation.

The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in relation to the areas of intellectual property, cybersecurity, and privacy and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to our development, deployment and use of AI. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

Defects or disruptions in our services could impact demand for our services and subject us to substantial liability.

We currently serve our Axon Evidence customers from third-party cloud storage providers based in the United States and other countries. The use of these cloud storage providers gives us greater flexibility in efficiently delivering a more tailored, scalable customer experience, but also exposes us to additional risks and vulnerabilities. Lack of availability of this infrastructure could be due to a number of potential causes, including technical failures, natural disasters, fraud or security attacks that we cannot predict or prevent. Interruptions in our service, or loss or corruption of digital evidence, may reduce our revenue, cause us to issue credits or pay penalties, cause customers to file litigation against us, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

Since our customers use our services for important aspects of their operations, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ operations. As a result, customers could elect not to renew our services or to delay or withhold payment to us. We could also lose future sales or customers may make warranty or other claims against us, which could result in an increase in our warranty expense, an increase in collection cycles for and decline in the collectability of accounts receivable or in the convertibility of contract assets to cash, and an increase in the expense and risk of litigation.

Defects in our products could reduce demand for our products or result in product recalls and result in a loss of sales, delay in market acceptance and damage to our reputation.

Complex components and assemblies used in our products may contain undetected defects that could be subsequently discovered at any point in the life of the product. Errors or defects in our products may only be discovered after they have been tested, commercialized and deployed. If that is the case, we may incur significant additional development costs and product recall, repair or replacement costs, or liability for personal injury or property damage caused by such errors or defects. Our reputation or brand may be damaged as a result of these problems and may result in difficulty retaining current customers and securing new contracts. Defects in our products could result in a loss of sales, delay in market acceptance, damage to our reputation and increased warranty costs, which could adversely affect our business, financial results and competitive position.

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

Our international operations expose us to additional risks that could harm our business, operating results and financial condition.

Our international operations are significant, and we plan to continue growing internationally by acquiring existing entities and/or setting up new legal entities in new markets. In certain international markets, we have limited operating experience and may not benefit from first-to-market advantages or otherwise succeed. Our international operations expose us to other risks, including:

●	restrictions on foreign ownership and investments and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States;
●	import and export requirements, tariffs, trade disputes and barriers, product certification requirements, sanctions and customs classifications that may prevent us from offering products or providing services in a particular country or obtaining necessary parts and components to manufacture products;
●	longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud;
●	uncertainty regarding liability for our products and services, including uncertainty resulting from local laws and lack of legal precedent; and
●	different labor laws and customs, existence of workers’ councils and labor unions, and other challenges caused by distance, language and cultural differences.

In addition, our suite of TASER devices are regulated by the U.S. Bureau of Industry and Security and require licenses for export abroad. Changes in U.S. foreign policy, foreign governmental status and evolving international human rights policy objectives may impact Axon’s ability to obtain licenses.

Changes to foreign political, economic, regulatory, tax, social and labor conditions may adversely harm our business. Compliance with complex foreign and U.S. laws and regulations makes it harder to do business in certain jurisdictions, potentially decreases sales, and increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, environmental regulations, climate- and sustainability-related regulations, tax and statutory financial regulations, customs and duties regulations, internal control and disclosure rules, privacy and data protection requirements, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and competition regulations, among others.

Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our directors, officers or employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially adversely affect our brand, international growth efforts, ability to attract and retain employees, business and operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our directors, officers, employees, contractors or agents will not violate our policies.

We depend on our ability to attract and retain our key management, sales and technical personnel.

Our success depends upon the continued service of our key management personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified technical employees. Our ability to compete effectively and our future success depends on our continuing to identify, hire, develop, motivate and retain highly skilled personnel. In addition, our compensation arrangements, such as our equity incentives, may not always be successful in attracting new employees and retaining and motivating our existing employees. Restrictive immigration policy and regulatory changes may also affect our ability to hire, mobilize, or retain some of our global talent.  Although we have employment agreements with our officers and other members of our executive management team, the employment of such persons is “at-will” and either we or the employee can terminate the employment relationship at any time, subject to the applicable terms of the employment agreements. In particular, we expect to continue to face significant challenges in hiring personnel, particularly for executive-level engineering talent, whether as a result of competition with other companies or other factors.

We have had and expect to continue to have unique equity incentives designed to attract and retain long-term employees. We utilize these plans to align pay and performance and drive shareholder returns while reducing near-term cash expenditures. Our equity incentives and ongoing stock and option grants are subject to having sufficient shares under our stock plan and any new plans or increases in the number of shares available for grant under existing plans must be approved by our shareholders. If we are unable to obtain shareholder approval, we may be unable to attract and retain top talent, including senior executives. Our ability to attract, retain and motivate employees may also be adversely affected by stock price volatility. The loss of the service of one or more of our key personnel could adversely impact our business, prospects, financial condition and operating results.

If we fail to comply with federal, state or local regulations applicable to our firearm product, TASER 10, we may be subject to governmental actions or litigation that could materially harm our business, operating results and financial condition.

TASER 10 is primarily regulated by the ATF, which licenses the manufacture, sale and import of firearms in the United States. The primary federal laws are the National Firearms Act of 1934, the GCA and the Firearms Owners’ Protection Act of 1986, which have been amended from time to time.

The ATF conducts periodic audits of our Arizona facilities that hold federal firearms licenses. If we fail to comply with ATF rules and regulations, the ATF may limit our TASER 10 activities or growth, fine us, or, ultimately, suspend our ability to produce and sell the TASER 10 product line. There are also various state and local laws, regulations and ordinances relating to firearm characteristics, features and sales. Axon and local distributors must comply with state and local laws, regulations and ordinances pertaining to firearm and magazine sales in the jurisdictions where TASER 10 is sold. Additionally, certain TASER 10 components are regulated for import into the United States by the ATF and are subject to ATF import permits that limit Axon’s ability to source from some suppliers leading to a potential decrease in supply chain agility. Supply chain constraints or an inability to source TASER 10 components could have a material adverse effect on our business, prospects, financial condition and operating results.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we continually undertake steps to improve our internal control over financial reporting as our business changes, we may not be successful in making the improvements and changes necessary to be able to identify and remediate control deficiencies or material weaknesses on a timely basis. For example, we identified a material weakness in our internal controls over revenue recognition and the reporting of deferred revenue for the year ended December 31, 2022 which has been remediated as further discussed in “Item 9A. Controls and Procedures.” If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments’ covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults under our debt instruments; and our stock price may decline.

Financial Risks

An increasing percentage of our revenue is derived from subscription billing arrangements that may result in delayed cash collections and may increase customer credit risk on receivables and contract assets.

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

Our gross margin is dependent on a number of factors, including our product mix, cost structure and acquisitions we may make, any of which could cause our gross margin to decline.

Our gross margin could decline in future periods due to adverse impacts from various factors, including:

●	changes in product mix;
●	changes in shipment volume;
●	increased warranty costs;
●	sales discounts;
●	entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development;
●	our ability to reduce production costs;
●	increases in material, labor or other manufacturing-related costs or higher supply chain logistics costs;
●	excess inventory and obsolescence charges;
●	increased amortization of purchased intangible assets, especially from acquisitions; and
●	how well we execute on our strategy and operating plans.

Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. Failure to meet or exceed such expectations for these or any other reasons may adversely affect the market price of our stock.

SaaS revenue for Axon Evidence is recognized over the terms of the contracts, which may be several years, and, as such, trends in new business may not be immediately reflected in our operating results.

Our SaaS service revenue is generally recognized ratably over the terms of the contracts, which generally range from one to ten years. As a result, most of the SaaS revenue we report each quarter is the result of agreements entered into during previous quarters. Consequently, current trends, whether positive or negative, in this portion of our business may not be fully reflected in our revenue results for several periods, and a decline in new or renewed SaaS contracts in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future reporting periods. If any of our assumptions about revenue from our SaaS delivery model prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.

Most of our end-user customers are subject to budgetary and political constraints that may delay or prevent sales.

Most of our end-user customers are government agencies. These agencies often do not set their own budgets and therefore, have limited control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints, particularly in challenging economic environments. There can be no assurance that the economic, budgeting or political issues will not worsen and adversely impact sales of our products. Some government agency orders may also be canceled or substantially delayed due to budgetary, political or other scheduling delays, which frequently occur in connection with the acquisition of products by such agencies, and such cancellations may accelerate or be more severe than we have experienced historically. federal agencies may be particularly impacted by governmental impasse regarding continued government funding and debt limit constraints, which has resulted in shutdowns of the federal government in 2018 and 2019.

Due to government funding rules, certain of our contracts are subject to appropriation, termination for convenience, or similar cancellation clauses, which could allow our customers to cancel or not exercise options to renew contracts in the future.

Although we have entered into contracts for the delivery of products and services in the future and anticipate the contracts will be completed, if agencies do not appropriate money in future year budgets, terminate contracts for convenience or if other cancellation clauses are invoked, revenue and cash associated with these bookings will not ultimately be recognized, and could result in a reduction to bookings and revenue. Termination without cause provisions generally allow agencies to terminate a contract at any time and enable us to recover only our costs incurred or committed and settlement expenses and profit, if any, on the work completed prior to termination. We may or may not be able to recover all the costs incurred during the start-up phase of a terminated contract. The unexpected termination of significant contracts could result in significant revenue shortfalls. If revenue shortfalls occur and are not offset by corresponding reductions in expenses, our business could be adversely affected. We cannot anticipate if, when, or to what extent our customers might terminate their contracts with us.

The open bidding process creates uncertainty in predicting future contract awards.

Many governmental agencies purchase products and services through an open bidding process. Generally, a governmental entity will publish an established list of requirements requesting potential vendors to propose solutions for the established requirements. To respond successfully to these requests for proposals, we must accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations for the proposed customer, and the likely terms of any other third-party proposals submitted. We cannot guarantee that we will win any bids in the future through the request for proposal process, or that any winning bids will ultimately result in contracts on favorable terms. Our contracts typically run for a fixed number of years and may be extended for an additional specified number of years if the contracting entity or its agent elects to do so. When these contracts expire, they may be opened for bidding by competing bidders, and there is no guarantee that the contracts will be renewed or extended. Our customers may elect to open bidding processes up earlier than anticipated, resulting in increased competition prior to the anticipated end of contracts. Our failure to secure contracts through the open bidding process, or to secure such contracts on favorable terms, may adversely affect our revenues and gross margins.

We maintain most of our cash balances, some of which are not insured, at two depository institutions.

We maintain the majority of our cash and cash equivalents accounts at two depository institutions. As of December 31, 2023, the aggregate balances in such accounts at these two institutions were $560.4 million. Our balances with these and other institutions regularly exceed Federal Deposit Insurance Corporation insured limits for domestic deposits and various foreign deposit insurance programs covering our deposits in Australia, Belgium, Canada, Finland, France, Germany, Hong Kong, India, Italy, the Netherlands, Spain, the United Kingdom and Vietnam.

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

Changes in the subjective and probability-based assumptions can materially affect the estimates of the fair value of the awards and timing of recognition of stock-based compensation expense and, consequently, the related amount recognized in our statements of operations and comprehensive income.

As we continue to mature, the incentives to attract, retain and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past. We may also issue equity securities to pay for acquisitions and grant stock-based awards to retain the employees of acquired companies. If we issue significant equity to attract additional employees, to retain our existing employees, or related to acquisitions, we could incur substantial additional share-based compensation expense and the ownership of our existing shareholders would be further diluted, which could depress the market price of our stock.

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

For non-U.S. dollar denominated sales, weakening of foreign currencies relative to the U.S. dollar generally leads us to raise international pricing, potentially reducing demand for our products. Should we decide not to raise local prices to fully offset the dollar’s strengthening, the U.S. dollar value of our foreign currency denominated sales and earnings would be adversely affected. We do not currently engage in hedging activities related to fluctuations in foreign currency. Fluctuations in foreign currency could result in a change in the U.S. dollar value of our foreign denominated assets and liabilities, including accounts receivable. Therefore, the U.S. dollar equivalent collected on a given sale could be less than the amount invoiced causing the sale to be less profitable than contemplated.

We also import selected components that are used in the manufacturing of some of our products. Although our purchase orders are generally in U.S. dollars, weakness in the U.S. dollar could lead to price increases for the components.

Unanticipated changes in our effective tax rate and additional tax liabilities may impact our operating results and financial condition.

We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits related to exercises of stock options and vesting of restricted stock units (“RSUs”), changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, and changes in our liability for unrecognized tax benefits.

We are subject to potential tax examinations in multiple jurisdictions. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or change in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our operating results and financial condition.

Our tax provision could also be impacted by changes in U.S. federal, state and local or foreign tax laws, including fundamental tax law changes applicable to corporate multinationals, and proposals by the current U.S. President or Congress.

Additionally, we may be subject to additional tax liabilities due to changes in non-income-based taxes resulting from changes in U.S. federal, state and local or foreign tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to our business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.

Further, recommendations from the Organization for Economic Co-operation and Development (“OECD”) regarding a global minimum income tax and other changes are being considered and/or implemented in jurisdictions where we operate. We believe enactment of the recommended framework in jurisdictions where we operate will result in minimal impacts to our financial results in the near term. The impact of any new tax legislation may differ materially from our estimates due to future regulatory guidance or changes in our interpretations or assumptions we have made.

Our revenues and operating results may fluctuate unexpectedly from quarter-to-quarter, which may cause our stock price to decline.

Our revenues and operating results have varied significantly in the past and may vary significantly in the future due to various factors, including:

●	budgetary cycles of municipal, state and federal law enforcement and corrections agencies;
●	market acceptance of our products and services;
●	the timing of large domestic and international orders;
●	the outcome of any existing or future litigation;
●	adverse publicity surrounding our products, the safety of our products, or the use of our products;
●	changes in our sales mix;
●	new product introduction costs;
●	increased raw material expenses;
●	changes in our operating expenses, including stock-based compensation expense;
●	changes in foreign currency exchange rates, inflation and interest rates;
●	inventory obsolescence;
●	changes in warranty reserve;
●	existing or future tariffs; and
●	regulatory changes that may affect the marketability of our products and services.

As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period. Fluctuations in our revenues and operating results may also cause our stock price to decline.

Our profitability could suffer from declines in fair value or impairment of our investments, including our strategic investments, and could fluctuate if the fair values of our investments increase.

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

Our CED products are often used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our CED products may be associated with these injuries. A person, or the family members of a person, injured or killed in a confrontation or otherwise in connection with the use of our products, may bring legal action against us to recover damages on the basis of a number of theories, including wrongful death, personal injury, negligent design, defective product, product performance issues, or inadequate warnings or training. We are currently subject to a number of such lawsuits and have been and may be in the future subject to significant adverse judgments and settlements. We may also be subject to lawsuits involving allegations of criminal misuse of our products. We have no control over how our products are used by our customers or other end-users and cannot assure they are used consistent with our specifications, design and warnings. While our products are designed to be non-lethal, we cannot guarantee they will be used in a manner consistent with their intended use and any misuse exposes us to litigation, reputational harm and controversy.

Although we maintain product liability insurance in amounts that we believe are reasonable, we may not be able to maintain such insurance on acceptable terms, if at all, and product liability claims could result in a potential award of monetary damages in excess of the amount of insurance coverage available to us. Because we manufacture and sell CEDs, insurance carriers may decide not to insure our products or our company in the future.

Similar to product liability claims, we face exposure to class action lawsuits related to the design, performance, safety, pricing or advertising of our products. Such class action lawsuits could also result in substantial monetary judgments, defense costs, business distraction, reallocation of internal resources, injunctions related to the sale of products, and potentially harm our reputation.

If successful, wrongful death, personal injury, misuse and other claims could result in adverse judgments or unfavorable settlements. We incur significant legal expenses in defending these cases, and significant litigation could result in a diversion of management’s attention and resources and could also result in negative publicity about our products. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our business, financial condition or operating results.

Other litigation, government inquiries and regulatory actions may subject us to significant costs and judgments and divert management attention from our business.

We have been and could in the future be involved in numerous other litigation, government inquiries and regulatory matters relating to our products, contracts, employees and business relationships, including litigation against persons or entities we believe have infringed on our intellectual property, infringement litigation filed against us, litigation against a competitor, antitrust litigation, and enforcement actions filed against us. See discussion of litigation in Note 12 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Such matters have resulted, and are expected to continue to result in, substantial costs to us, including in the form of attorneys’ fees and costs, damages, fines or other penalties, whether pursuant to an adverse judgment or settlement, and diversion of our management’s attention, which could adversely affect our business, financial condition or operating results.

We have been, and may be in the future, subject to intellectual property infringement and other claims, which could incur substantial litigation costs, result in significant damages awards, inhibit our use of certain technologies, and divert management attention from our business.

Many companies own intellectual property rights that are directly or indirectly related to public safety technologies. These companies periodically demand licensing agreements or engage in litigation based on allegations of infringement or other violations of their patents, trademarks, copyrights or trade secrets. Non-practicing entities also have patents they have been granted or otherwise acquired, including patents that are directly or indirectly related to public safety technologies. These entities may seek compensation for perceived infringement of their patents, including by filing claims against us, independent of the merit of any such claims. As we enter new markets, expand into new product categories, and otherwise offer new products, services and technologies, additional intellectual property claims may be filed against us by these companies, entities and other third parties. Our use of AI tools in our business may increase the likelihood that third parties will claim that we infringe their intellectual property rights. Intellectual property claims may also be filed against us as our current products, services and technologies gain additional market share.

If our products, services or technologies were found to infringe a third-party’s proprietary rights, we could be forced to discontinue use of the protected technology or enter into costly royalty or licensing agreements in order to be able to sell our products, services or technologies. Such royalty and licensing agreements may not be available on terms acceptable to us or at all. We could also be required to pay substantial damages, fines or other penalties, indemnify customers or distributors, cease the manufacture, use or sale of infringing products or processes, make proprietary source code publicly available, and/or expend significant resources to develop or acquire non-infringing technologies. Our suppliers may not provide, or we may not be able to obtain, intellectual property indemnification sufficient to offset all damages, fines or other penalties resulting from any claims of intellectual property infringement brought against us or our customers. There is no guarantee that our use of conventional technology searching and brand clearance searching will identify all potential rights holders. Rights holders may demand payment for past infringements and/or force us to accept costly license terms or discontinue use of protected technology and/or works of authorship that may include, for example, photos, videos and software. Our current R&D focus on developing software-based products, including that which is related to AI or VR, increases this risk.

If we are unable to protect our intellectual property, the value of our brands and products may decrease and we may lose our competitive market advantage.

Our future success depends upon our proprietary technology. Our protective measures for this proprietary technology include patents, trademarks, copyrights and trade secret protection. However, these protective measures, as well as our efforts to pursue such protective measures, may prove inadequate. For example, the value of intellectual property protection in certain countries may not be apparent until after such protection can no longer be pursued. As such, our intellectual property protection may not extend to all countries in which our products are distributed or will be distributed in the future. Though we work to protect our innovations, we may not be able to obtain protection for certain innovations. For example, we may be unable to patent some software-based products. Furthermore, any use of AI tools to create content or code that may be incorporated into our products or services may also impact our ability to obtain or successfully defend certain intellectual property rights. The scope of any patent protection we have obtained, or may obtain, may not prevent others from developing and selling competing products. Despite our efforts, any intellectual property protection we obtain may be later determined to be insufficient or ineffective.

Our protective measures may prove inadequate for reasons outside of our control. Varying intellectual property laws across countries may lead to differences in protection between such countries. In certain countries in which our products are distributed, the ability to effectively enforce intellectual property rights may not exist. Patent requirements differ by country and certain domestic or international laws may prohibit us from satisfying these requirements, creating a risk that some of our international patents may become unenforceable. Patents for older technologies, such as those first introduced in our M26 and X26 models of CEDs, have expired or will expire due to statutory limits on patent term. Despite policies and efforts to maintain secrecy of trade secrets and other confidential information, such information could be compromised by employees, partners or other third parties.

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

Inability to protect our intellectual property could negatively impact our commercial efforts and competitive market advantage. Regardless of outcome, the prosecution of patent and other intellectual property claims is both costly and time-consuming. Unauthorized use of our proprietary technology could divert our management’s attention from our business and could result in a material adverse effect on our business, financial position and operating results.

We may be unable to enforce patent rights internationally, which may limit our ability to prevent our product features from being used by competitors in some foreign jurisdictions.

Our U.S. patents protect us from imported infringing products coming into the United States from abroad. We have filed applications for patents in foreign countries; however, these may be inadequate to protect markets for our products in these foreign countries. Each patent is examined and granted according to the law of the country where it was filed independent of whether a U.S. patent on similar technology was granted. Certain foreign countries have patent working requirements that require a patent owner to practice a patented invention within the respective country. A patent in a foreign country may be subject to cancellation, forfeiture, compulsory license or other penalty if the claimed invention has not been worked in that country. Meeting the requirements of working an invention differs by country and ranges from sales in the country to manufacturing in the country. U.S. export law, or the laws of some foreign countries, may prohibit us from satisfying the requirements for working the invention, creating a risk that some of our international patents may become unenforceable. In a country in which we do not have a patent or a country in which our patent in that country is unenforceable or unenforced, other companies and makers of similar products may be able to copy our products or features of our products without consequence, thus limiting our ability to capture market share or protect our technology, which could materially harm our growth prospects and operating results.

The use of open source software in our products, services and technologies may expose us to additional risks and harm our intellectual property.

Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software or require the user of such software to make any derivative works of the open source code available to others on potentially unfavorable terms or at no cost. The terms of many open source licenses have not been interpreted by courts, and there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products, services and technologies. In that event, we could be required to seek licenses from third parties in order to continue offering our products, to re-develop our products, to discontinue sales of our products or to release our proprietary software code under the terms of an open source license, any of which could harm our business. Although we aim to avoid any use of open source software in our products, services and technologies, and otherwise only use open source software available under permissive open source licenses, it is possible that other manners of use, including those that a third party may allege to be in breach of a corresponding open source license, may have inadvertently occurred in deploying our products, services and technologies. If a third-party software provider has incorporated certain types of open source software into software we license from such third party for our products, services and technologies without our knowledge, we could be required to disclose the source code to our products, services and technologies. This could harm our intellectual property position as well as our business, financial condition, cash flows and results of operations.

A variety of new and existing laws and/or interpretations could materially and adversely affect our business.

As detailed in “Item I. Business – Government Regulation,” we are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations related to: privacy, data protection, security, retention and deletion; rights of publicity; content; intellectual property; regulation of certain of our CEDs as firearms; advertising; marketing; distribution; electronic contracts and other communications; competition; consumer protection; telecommunications; product liability; taxation; labor and employment; sustainability; economic or other trade prohibitions or sanctions; securities law; and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations or other government scrutiny. In addition, foreign privacy, data protection, content, competition, sustainability and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

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

Radio Spectrum and Unmanned Aerial and Ground-Based Robotic Devices

Certain of our products utilize radio spectrum to provide wireless voice, data and video communications services. The allocation of spectrum is regulated in the United States and other countries and limited spectrum space is allocated to wireless services and specifically to public safety users. We manufacture and market products in spectrum bands already made available by regulatory bodies. If current products do not comply with the regulations set forth by these regulatory bodies, we may be unable to sell our products or could incur penalties. Our results could be negatively affected by the rules and regulations adopted from time to time by the FCC, ISED, the European Union Directorate-General for Environment or regulatory bodies in other countries. Regulatory changes in current spectrum bands may also require modifications to some of our products so they can continue to be manufactured and marketed.

Axon body-worn cameras, docks, Axon Fleet vehicle cameras and Axon Signal devices are subject to the FCC’s rules and regulations in the United States, as well as rules and regulations as applicable outside of the United States. These regulations affect CEDs with Axon Signal technology, including the TASER 7, SPPM, TASER 10, and future CEDs implementing wireless technology. Compliance with government regulations could increase our operations and product costs and impact our future financial results.

Additionally, some of our products depend on drones or other unmanned aerial and ground-based systems that operate on the radio spectrum. The FCC, the Federal Aviation Administration and other agencies at the federal, state and local levels (as well as in foreign jurisdictions) are beginning to address some of the numerous certification, regulatory and legal challenges associated with drones, but a comprehensive set of standards and enforcement procedures has yet to be developed. Changes to the regulation of drones or other unmanned aerial systems may impact our future financial results.

Axon and TASER Devices

For our TASER products, we rely on the opinions of the ATF, including the determination that a device that does not expel projectiles by the action of an explosive is not classified as a firearm. Changes in laws, regulations and interpretations outside of our control may result in our products being classified or reclassified as firearms. If this were to occur, our private citizen demand could be substantially reduced because consumers would be required to comply with federal, state or local firearm transfer requirements prior to purchasing our products.

Federal regulation of sales in the United States: The majority of our currently offered CEDs are not classified as firearms regulated by the ATF. However, the ATF regulates TASER 10 as a firearm under the GCA due to a technological advancement specific to the propulsion design of TASER 10 cartridges. In the event we make TASER 10 available to our private citizen and enterprise customers, demand could be substantially reduced as a result of this classification because non-governmental end-users would be required to comply with federal, state or local firearm transfer requirements prior to purchasing TASER 10. In addition, the implications of such classification on use-of-force standards and regulations could impact our ability to sell TASER 10 to law enforcement and government entities. Because Axon must maintain a federal firearms license to manufacture and sell TASER 10, we are subject to periodic compliance inspections by the ATF. License violations discovered by the ATF can result in fines, penalties, warning letters or license revocation, leading to disruptions in operations. Further, we are required to administer, track and remit firearm excise taxes as applicable.

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

Federal regulation of international sales: Our CEDs are considered a “crime control” product by the DOC for export directly from the United States which requires us to obtain an export license from the DOC for the export of our CED devices from the United States to any country other than Canada. Future products and services may require classifications from the DOC before they may be shipped internationally. Our inability to obtain DOC export licenses or classifications on a timely basis for sales of our products and services to our international customers could significantly and adversely affect our international sales. Although TASER 10 is regulated by the ATF for domestic sales, the DOC has ruled that the product’s unique propulsion design has no impact on its export classification and that the TASER 10 model’s export classification remains consistent with all other TASER CED models.

Federal regulation of foreign national employees: Our CED development and production is also considered controlled “technology” by the DOC and is categorized as a “deemed export” for any foreign national employees exposed to the technology within the United States. Consequently, we must obtain export licenses from the DOC for any deemed export within the United States made to a foreign national employee exposed to the controlled technology. Deemed export licenses are subject to DOC approvals and issued licenses require annual status reports for the stated employees. Inability to obtain proper licensing could curtail the Company’s ability to execute R&D and production related to CED technology.

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

International regulation of foreign-based operations: We maintain foreign operations in several countries globally for purposes of logistics, SG&A services and R&D support. Depending on these activities, applicable regulations include business activity licensing and registration, import permits and recordkeeping, warehousing and storage security and permitting, and government reporting.  Any failure to comply with these requirements could limit our ability to sell, support or develop our products and services both internationally and in the United States.

Privacy Regulations

We are subject to various U.S. and foreign laws and regulations associated with the collection, processing, storage and transmission of personally identifiable information and other sensitive and confidential information. This data is wide ranging and relates to our employees, customers and other third parties, including the subjects of law enforcement. Our compliance obligations include those prescribed under laws and regulations that dictate whether, how and under what circumstances we can receive, process, hold and/or transfer certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. If one or more of the legal mechanisms for transferring data from other countries to the United States is invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our products and services or adversely affect our financial results. Countries may also pass legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our products and services and expose us to significant penalties for non-compliance. The European Parliament adopted the GDPR, effective May 2018, that extended the scope of European privacy laws to any entity that controls or processes personal data of E.U. residents in connection with the offer of goods or services or the monitoring of behavior and imposes compliance obligations concerning the handling of personal data. Further, Vietnam's PDPD, which entered into force July 1, 2023, applies to organizations (wherever based) so long as they participate in personal data processing in Vietnam. We are also subject to U.S. laws and regulations, including the CPRA, which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory ﬁnes and damages for data breaches or other CCPA violations, as well as a requirement of “reasonable” cybersecurity, which could subject us to additional compliance costs as well as potential fines, individual claims, class actions and commercial liabilities.

Any inability, or perceived inability, by us to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations or other legal obligations, even if unfounded, could result in signiﬁcant regulatory and third-party liability, increased costs, disruption of our business and operations, and a loss of conﬁdence and other reputational damage. Furthermore, as new privacy- related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations continues to increase and become a signiﬁcant compliance workstream.

Environmental Regulations

We are subject to various U.S. federal, state, local and international laws and regulations governing the environment, including restricting the presence of certain substances in our products and making us financially responsible for the collection, treatment, recycling and disposal of such products. In addition, further environmental or climate change disclosure legislation may be enacted in other jurisdictions, including the United States (under federal and state laws) and other countries, the cumulative impact of which could be significant. For example, in September 2023, California passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, requiring increased climate-related reporting. See “Item 1. Business – Governmental Regulation – Environmental Regulations.” New, or changes in, environmental safety laws, regulations or rules could also lead to increased costs of compliance, including remediations of any discovered issues, and changes to our operations, which may be significant. Any failures to comply could result in significant expenses, delays or fines and could adversely affect our financial results.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance (“ESG”) matters, that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time-consuming and is subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements, and similar proposals by other domestic or international regulatory bodies. Foreign governments have also enacted legislation to address ESG issues, such as the UK Modern Slavery Act.

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

We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. Given the dynamic nature of ESG expectations, standards and regulations, which may change over time, we may from time to time need to update or otherwise revise our current practices, initiatives and goals, including in response to legislative or legal developments. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, we may be exposed to potential liability or litigation, and our reputation, business, financial performance and growth could be adversely affected.

Our amended and restated bylaws include exclusive forum provisions that could increase costs to bring a claim, discourage claims or limit the ability of the our shareholders to bring a claim in a judicial forum viewed by shareholders as more favorable for disputes.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Chancery Court of the State of Delaware will be, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or shareholders; (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or of our amended and restated certificate of incorporation or our amended and restated bylaws; or (iv) any action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine. In addition, our amended and restated bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any claim arising under the Securities Act. The exclusive forum provision in our amended and restated bylaws does not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

The choice of forum provision may increase costs to bring a claim, discourage claims or limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Axon or Axon’s directors, officers or other employees, which may discourage such lawsuits against Axon or Axon’s directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Risks Related to our Convertible Notes

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow to pay our substantial debt.

As of December 31, 2023, we had outstanding an aggregate principal amount of $690.0 million of our 0.50% convertible senior notes due 2027 (the “Notes” or “2027 Notes”). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes.

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

Conversion of the Notes may dilute the ownership interest of our shareholders or may otherwise depress the price of our common stock.

The conversion of some or all of the Notes may dilute the ownership interests of our shareholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Notes being converted. If we elect to settle the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Notes being converted in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the market price of our common stock.

Changes in the accounting treatment for the Notes could have a material effect on our reported financial results.

We have adopted Accounting Standards Update 2020-06 (“ASU 2020-06”) as of January 1, 2022. Accordingly, we do not bifurcate the liability and equity components of the Notes on our balance sheet and we use the if-converted method of calculating diluted earnings per share. Under the if-converted method, diluted earnings per share will generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. Because the principal amount of the Notes upon conversion is required to be paid in cash, and only the excess is permitted to be settled in shares, the application of the if-converted method will produce a similar result as the treasury stock method prior to the adoption of ASU 2020-06. The effect of the treasury stock method is that the shares issuable upon conversion of such Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Notes exceeds their principal amount.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Our business is highly dependent on our information systems, including our ability to operate them effectively and to successfully implement new technologies, methods and processes, as well as adequate controls and cybersecurity incident recovery plans. We rely on our information systems to manage our business, data, communications, supply chain, ordering, pricing, billing, inventory replenishment, accounting functions and other processes. In addition, we must protect the confidentiality and integrity of the data of our business, employees, customers and other third parties. Our business involves the collection, processing, storage and transmission of personally identifiable information and other sensitive and confidential information. This data is wide ranging and relates to our employees, customers and third parties, including the subjects of law enforcement. Our compliance obligations include those prescribed under the laws and regulations that dictate whether, how and under what circumstances we can receive, process, hold and/or transfer certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services.

As part of our company-wide culture of security, we maintain a formal cybersecurity and information security program that is aligned with the standards set forth by the International Organization for Standardization (“ISO”), the American Institute of Certified Public Accountants in Systems and Organization Controls 2, the Criminal Justice Information Services, the Federal Risk and Authorization Management Program and the National Institute of Standards and Technology. The Company’s Information Security Team maintains the program, which is designed to ensure proper monitoring, prevention, detection, mitigation and remediation of cybersecurity vulnerabilities, including the prompt investigation and management of all reported or discovered security events, including cybersecurity threats and incidents, in the ordinary course of the business of the Company.

Our cybersecurity and information security program is designed to comply with key global financial regulations and cybersecurity laws in the jurisdictions in which we operate. The program includes taking several proactive steps to prepare for attempts to compromise our information systems. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material cybersecurity risks, and protect against, detect and respond to cybersecurity threats and incidents, we undertake the below listed activities:

●	closely monitor emerging data protection laws and implement changes to our processes designed to comply;
●	undertake regular reviews (at least annually) of our consumer facing and internal policies and statements related to cybersecurity;
●	proactively inform our customers of substantive changes related to customer data handling;
●	conduct annual information security training for all our employees;
●	recruit and retain highly skilled cybersecurity professionals, and provide regular training and development opportunities for our cybersecurity and information security employees;
●	conduct regular phishing email simulations for all employees and all contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;
●	through policy, practice and contract (as applicable), require employees, as well as third parties who provide services on our behalf, to treat customer information and data with care;
●	perform due diligence on third-party vendors and, based on our risk assessment, put in place contractual undertakings and oversight to manage and reduce the risks associated with third-party vendors;
●	run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our technologies, methods and processes;
●	conduct regular risk assessments of our information systems to identify weaknesses, and develop and implement mitigations to improve our cybersecurity and information security program;

●	conduct regular security assessments, vulnerability scans, and penetration tests (including by third-party assessment firms) of products systems and internal systems to discover vulnerabilities and apply appropriate mitigations within standardized timelines;
●	maintain, implement, evaluate and update our cybersecurity technologies to address threats and vulnerabilities; and
●	carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.

Third Party Monitoring and External Reviews

Axon utilizes the assistance of third-party technology and providers to support our objective of protecting our information, information systems and network. Services provided by third parties to assess the performance of our cybersecurity risk management systems and procedures and to identify cybersecurity risks to the Company include assessing products and internal systems for vulnerabilities, incident response services such as computer forensics, internal and external audits for security certifications globally and overall security program maturity evaluations. Axon and our service providers have also developed systems and processes that are designed to protect our and our customers’ data, to prevent data loss, and to prevent or detect cybersecurity threats and incidents.

Material findings, notable weaknesses and suggestions are presented to the Enterprise Risk and Compliance Committee of the Company’s Board of Directors (the “ERC Committee”) as discussed below.

Cybersecurity Management Team

Our cybersecurity and information security program, which includes data privacy, is the responsibility of our Chief Information Security Officer (“CISO”), who oversees our global information security program. Our current CISO has served in various information technology and information security roles over the past 20 years, having built the Company’s information security program over the last 10 years, and serving as CISO since December 2017. We expect our current CISO to transition his responsibilities to our new CISO over the coming quarter.  Our new CISO brings diverse perspectives and significant skills and experience leading security organizations across a number of technology companies.

Our CISO attends quarterly meetings of the Company’s Disclosure Committee and provides input on the Company’s disclosures in its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, including the relevant risk factors set forth therein. The Company’s CISO, along with the Information Security Team, also leads our Security Incident Response Team, which is responsible for investigating suspected cybersecurity threats and incidents. In the event of a possibly material cybersecurity incident, the Information Security Team also includes the following executive team members: Corporate General Counsel, Chief Legal Officer, Chief Accounting Officer, Chief Financial Officer and, to the extent practicable or relevant, other senior executives.

Board of Directors Oversight

As a part of its oversight of the key risks facing the Company, our Board of Directors devotes significant time and attention to data and systems protection, including cybersecurity and information security risk. While the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) reviews any significant legal, compliance or regulatory matters that may have a material impact on the Company’s business, financial statements or compliance policies generally, it does so in consultation with our ERC Committee with respect to any such matters that involve cybersecurity, data privacy or information technology. The Chair of our ERC Committee is also a member of our Audit Committee, which facilitates close coordination between the two committees on cybersecurity, data privacy and information technology matters.

Our ERC Committee oversees our overall approach to enterprise risk management, of which cybersecurity is an important component. The ERC Committee and its Chair, in coordination with the Information Security Team and CISO, regularly review the categories of risk the Company faces, including any cybersecurity risk exposures, as well as the likelihood of occurrence, the potential impact of those risks, and the steps management has taken to monitor, mitigate and control such exposures. To facilitate these reviews, the Information Security Team and CISO report at least quarterly to the ERC Committee with respect to cybersecurity risks, including those identified through review of our business, of rising threats in the industry, and of the current state of the Company’s cybersecurity and information security program. The ERC Committee makes regular reports to the full Board of Directors regarding updates on cybersecurity and other risks.

Incident Response and Assessment Policies and Procedures

Axon has implemented our cybersecurity and information security program and cybersecurity incident response plan to protect our and our customers’ data from, and mitigate the effects of, unintentional disclosure as well as cybersecurity threats and incidents of all severity levels. Our program and response plan outline actions to be taken after identifying a suspected cybersecurity threat or incident and the people responsible for managing those actions. We have also implemented disclosure controls and procedures for determining the materiality of a cybersecurity incident to outline disclosure and communications responsibilities during cybersecurity incidents of all severity levels.

In the event of a possibly material cyber incident, the Security Incident Response Team, under the direction of the Corporate General Counsel and/or the Chief Legal Officer, would collect and document information relevant to materiality and make a threshold determination as to whether such cybersecurity incident (including those occurring on the information systems of third parties) is potentially material. The Security Incident Response Team would meet with the Chair of the ERC Committee to review the preliminary findings of the Security Incident Response Team, including the possible factors in determining materiality. If the Security Incident Response Team and the Chair of the ERC Committee determine that the cybersecurity incident warrants further review after consideration of such findings and factors, the Audit Committee would be convened for a meeting (to which all members of the ERC Committee would be invited) to review the cybersecurity incident and the findings of the Security Incident Response Team and the Chair of the ERC Committee. The Audit Committee would then make a materiality determination consistent with SEC guidance and by considering relevant quantitative and qualitative factors, informed by any recommendations of the ERC Committee and/or its Chair.

Any materiality assessment that results in a determination that a cybersecurity incident is not material would be reported by the Information Security Team, or appropriate members of management, to the ERC Committee at its next scheduled meeting.

At this time, we have not identified any risks from known cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial conditions. However, we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. See “Risk Factors—If our security measures or those of our third-party cloud storage providers are breached and unauthorized access is obtained to customers’ data or our data, our network, data centers and products and services may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities” and “Risk Factors—Catastrophic events could materially adversely affect our business, results of operations and/or financial condition.”

Item 2.     Properties

Our corporate headquarters and manufacturing facilities are based in an approximately 100,000 square foot facility in Scottsdale, Arizona, which we own. As of December 31, 2023, we had more than 15 leased locations including Phoenix and Scottsdale, Arizona; East Point, Georgia; Seattle, Washington; Melbourne and Sydney, Australia; Brussels, Belgium; Daventry and London, England; Tampere, Finland; Frankfurt, Germany; Delhi, India; Amsterdam, Netherlands; and Ho Chi Minh City, Vietnam. We also own a parcel of land located in Scottsdale, Arizona on which we intend to develop a new campus.

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

Item 3.    Legal Proceedings

See discussion of litigation in Note 12 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which discussion is incorporated by reference herein.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “AXON” on The NASDAQ Global Select Market.

Holders

As of December 31, 2023, there were 209 holders of record of our common stock.

Dividends

To date, we have not declared or paid cash dividends on our common stock. We do not intend to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. The stock repurchase program does not have a stated expiration date. During the year ended December 31, 2023, no common shares were purchased under the program. As of December 31, 2023, $16.3 million remained available under the plan for future purchases.

Stock Performance Graph

The following stock performance graph compares the performance of our common stock to the NASDAQ Composite Index, Russell 2000 Index, Russell Midcap Index, and S&P 500 Index.

The graph covers the period from December 31, 2018 to December 31, 2023. The graph assumes that the value of the investment in our stock and in each index was $100 at December 31, 2018, and that all dividends were reinvested. We do not pay dividends on our common stock.

	2018	2019	2020	2021	2022	2023
Axon Enterprise, Inc.	$100.00	$167.50	$280.07	$358.86	$379.22	$590.32
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85
Russell Midcap Index	100.00	130.54	152.87	187.39	154.94	181.63
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21

We have historically included the Russell 2000 and Russell Midcap as a point of reference in our Comparative Stock Performance chart; however, we have made the decision to remove the Russell 2000 and Russell Midcap from this chart beginning with our Annual Report on Form 10-K for the year ended December 31, 2024.

Index data copyright NASDAQ; Russell Investments; and Standard and Poor’s, Inc. Used with permission. All rights reserved.

Item 6.    [Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Part I, Item 1A. Risk Factors” and “Part II, Item 8. Financial Statements and Supplementary Data.” The various sections of our MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. The tables in the MD&A sections below are derived from exact numbers and may have immaterial rounding differences.

Our MD&A discusses our results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022. For a discussion and analysis of the year ended December 31, 2022 as compared to the year ended December 31, 2021, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

Overview

Axon’s product suite includes cloud-hosted digital evidence management, productivity and real-time operations software, body-worn cameras, in-car cameras, TASER energy devices, robotic security and training solutions. Our financial strategy is to build highly recurring, highly profitable businesses. Axon products are generally cloud-connected, designed to drive better outcomes and customer experiences, and sold via mutually reinforcing integrated bundles.

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

We derive revenue from two primary sources: (i) the sale of physical products, including Axon cameras, Axon Signal-enabled devices, CEDs, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (ii) subscriptions to our Axon Evidence digital evidence management SaaS offering (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, we also recognize revenue from training, professional services and other software and SaaS services.

Some of our products and services are sold on a standalone basis. We also bundle our hardware products and services together and sell them to our customers in single transactions, where the customer can make payments over a multi-year period. These sales may include payments for upfront hardware and services, as well as payments for hardware and services to be provided by us at a future date.

Our revenues for the year ended December 31, 2023 were $1.6 billion, an increase of $373.5 million, or 31.4%, from the prior year. We had income from operations of $154.8 million in 2023 compared to income from operations of $93.3 million in the prior year. Gross margin dollars increased by $226.7 million in 2023 but remained relatively flat as a percentage of revenue compared to 2022. Operating expenses for the year ended December 31, 2023 increased $165.2 million, reflecting an increase of $97.2 million in salaries, benefits and bonus expense and an increase in stock compensation of $23.2 million primarily related to an increase in headcount. For the year ended December 31, 2023, we recorded net income of $174.2 million, which reflected net unrealized losses of $80.5 million related to impairment and observable price changes for our existing investments and related warrants, interest income, net of $42.1 million, and an unrealized gain of $38.7 million on marketable securities related to our investment in Cellebrite DI Ltd.

(“CLBT”). This represented an increase of $27.1 million over net income of $147.1 million for the year ended December 31, 2022, which included an unrealized gain of $131.9 million related to observable price changes for our existing investments and related warrants and an unrealized loss of $32.9 million related to CLBT for the prior year.

Results of Operations

The following table presents data from our consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Year Ended December 31,
	2023		2022
Net sales from products	$967,711	61.9%	$801,388	67.3%
Net sales from services	595,680	38.1	388,547	32.7
Net sales	1,563,391	100.0	1,189,935	100.0
Cost of product sales	450,718	28.8	363,219	30.5
Cost of service sales	157,291	10.1	98,078	8.3
Cost of sales	608,009	38.9	461,297	38.8
Gross margin	955,382	61.1	728,638	61.2
Operating expenses:
Sales, general and administrative	496,874	31.8	401,575	33.7
Research and development	303,719	19.4	233,810	19.7
Total operating expenses	800,593	51.2	635,385	53.4
Income from operations	154,789	9.9	93,253	7.8
Interest income, net	42,112	2.7	4,294	0.4
Other income (loss), net	(41,901)	(2.7)	98,971	8.3
Income before provision for income taxes	155,000	9.9	196,518	16.5
Provision for (benefit from) income taxes	(19,227)	(1.2)	49,379	4.1
Net income	$174,227	11.1%	$147,139	12.4%

Net sales to the United States and other countries are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2023		2022
United States	$1,338,208	86%	$987,975	83%
Other Countries	225,183	14	201,960	17
Total	$1,563,391	100%	$1,189,935	100%

International revenue increased in 2023, driven by strength in our Americas region, but decreased as a percentage of total revenue compared to 2022.

Our operations comprise two reportable segments. In both segments, we report sales of products and services.

●	The TASER segment includes the manufacture and sale of CEDs, batteries, accessories and extended warranties, digital subscription training content, VR training content, TASER Evidence.com license revenue, and other professional services tied to TASER and VR deployments.
●	The Software and Sensors segment includes the sales of sensors, including body-worn cameras, in-car cameras, other hardware sensors, warranties on sensors, and other products, as well as recurring cloud-hosted software revenue, related non-recurring professional services revenue, and revenue from certain software, including on-premise licenses.

For the Years Ended December 31, 2023 and 2022

Net Sales

Net sales by product line were as follows for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,				Dollar	Percent
	2023		2022		Change	Change
TASER segment:
TASER Devices (Professional)	$333,923	21.4%	$282,698	23.8%	$51,225	18.1%
Cartridges	193,285	12.4	181,686	15.3	11,599	6.4
Axon Evidence and Cloud Services	34,775	2.2	18,752	1.6	16,023	85.4
Extended Warranties	31,689	2.0	29,008	2.4	2,681	9.2
Other (1)	18,933	1.2	19,422	1.6	(489)	(2.5)
TASER segment	612,605	39.2	531,566	44.7	81,039	15.2
Software and Sensors segment:
Axon Body Cameras and Accessories	183,023	11.7	157,281	13.2	25,742	16.4
Axon Fleet Systems	118,129	7.6	63,017	5.3	55,112	87.5
Axon Evidence and Cloud Services	566,183	36.2	371,889	31.2	194,294	52.2
Extended Warranties	62,577	4.0	49,765	4.2	12,812	25.7
Other (2)	20,874	1.3	16,417	1.4	4,457	27.1
Software and Sensors segment	950,786	60.8	658,369	55.3	292,417	44.4
Total net sales	$1,563,391	100.0%	$1,189,935	100.0%	$373,456	31.4%

(1) TASER segment “Other” includes smaller categories, such as VR hardware, CED training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.

(2) Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room and Axon Air.

Net sales for the TASER segment for the year ended December 31, 2023 increased $81.0 million, or 15.2%, primarily due to an increase of $51.2 million in TASER devices (professional) and an $11.6 million increase in cartridge revenue. The increase in TASER devices (professional) revenue was the result of increased unit sales and premium product mix. We continue to see strong adoption of our next generation product, TASER 10, which began shipping in the first quarter of 2023. The increase in cartridge revenue was primarily attributable to growing sales of next generation TASER products. Net sales for Axon Evidence and cloud services increased $16.0 million due to an increase in the number of cloud-connected TASER devices in the field, as well as an increase in VR revenue.

Net sales for the Software and Sensors segment for the year ended December 31, 2023 increased $292.4 million, or 44.4%, as we continue to add users and associated devices to our network. The increase in the aggregate number of users and average revenue per user, driven primarily by software add-ons, drove the majority of the increase in Axon Evidence and cloud services revenue of $194.3 million in addition to increased professional services revenue associated with new product installations, including Axon Fleet cameras. The $55.1 million increase in Axon Fleet systems revenue was primarily driven by higher unit sales. Net sales of Axon Body cameras and accessories increased $25.7 million on higher volume driven by demand for our next generation product, Axon Body 4, which began shipping at the end of the second quarter of 2023. An increase in cameras and docks in the field drove the $12.8 million increase in extended warranties, as most of those devices are sold with extended warranties.

Future Contracted Revenue - As of December 31, 2023 compared to December 31, 2022

Total company future contracted revenue represents remaining performance obligation and includes both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Accounting Standards Codification Topic 606 as of December 31, 2023. We currently expect to recognize between 15% to 25%

of this balance over the next 12 months, and generally expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses. As of December 31, 2023, we had approximately $7.1 billion of future contracted revenue, an increase from $4.6 billion as of December 31, 2022.

Gross Margin

Gross margin (dollars in thousands):

	Year Ended December 31,
			Dollar	Percent
	2023	2022	Change	Change
TASER gross margin	370,628	336,609	34,019	10.1%
TASER gross margin as % of TASER net sales	60.5%	63.3%
Software and Sensors gross margin	584,754	392,029	192,725	49.2
Software and Sensors gross margin as % of Software and Sensors net sales	61.5%	59.5%
Total gross margin	$955,382	$728,638	$226,744	31.1%
Gross margin as % of net sales	61.1%	61.2%

Gross margin increased $226.7 million to $955.4 million for the year ended December 31, 2023 compared to $728.6 million for the year ended December 31, 2022. As a percentage of net sales, gross margin decreased slightly to 61.1% for 2023 from 61.2% for 2022. The decrease was due to lower gross margin in our TASER segment and was partially offset by higher gross margin in our Software and Sensors segment.

As a percentage of total segment net sales, gross margin for the TASER segment decreased to 60.5% for the year ended December 31, 2023, from 63.3% for the year ended December 31, 2022. The decrease was primarily due to inventory reserve charges realized in the first quarter of 2023 and warranty reserve charges recognized in the fourth quarter of 2023 related to a TASER 7 production issue that largely occurred in March 2023, combined with the launch of TASER 10, which is still ramping up toward full-scale manufacturing.

Within the Software and Sensors segment, gross margin as a percentage of total segment net sales increased to 61.5% for the year ended December 31, 2023 from 59.5% for the year ended December 31, 2022. Within the Software and Sensors segment, hardware gross margin was 45.6% for the year ended December 31, 2023, compared to 42.1% for the same period in 2022, while service margin decreased to 72.6% from 73.3%, respectively, during each of those same time periods. The increase in gross margin was driven by a premium product mix and scale efficiencies, partially offset by a higher mix of lower-margin professional services revenue.

We anticipate an increase in stock-based compensation expense reflected within cost of goods sold as a result of RSUs granted in January 2024 that generally vest in five annual installments from March 2024 through March 2028. These RSUs were granted to employees whose compensation was under a specified threshold, including production-line employees. As further discussed in Note 15 to our consolidated financial statements included within this Annual Report on Form 10-K, Patrick W. Smith, our Chief Executive Officer, agreed to compensation in a lesser amount than the Compensation Committee of our Board of Directors was otherwise willing to provide so that the Company could instead provide enhanced compensation opportunities to other employees of the Company. If instead he had accepted higher compensation, it would have been reflected in SG&A expenses over a similar period.

Sales, General and Administrative Expenses

SG&A expenses (dollars in thousands):

	Year Ended December 31,		Dollar	Percent
	2023	2022	Change	Change
Salaries, benefits and bonus	$215,100	$160,936	$54,164	33.7%
Sales and marketing	91,716	72,451	19,265	26.6
Stock-based compensation	58,533	51,301	7,232	14.1
Other	131,525	116,887	14,638	12.5
Total sales, general and administrative expenses	$496,874	$401,575	$95,299	23.7%
SG&A expenses as a percentage of net sales	31.8%	33.7%

SG&A expenses for the year ended December 31, 2023 increased $95.3 million, or 23.7%, as compared to the prior year. Salaries, benefits and bonus expense for the year ended December 31, 2023 increased $54.2 million as compared to the prior year. Of the total increase, $32.1 million is attributable to an increase in salaries and related primarily to increased headcount, and $9.0 million is attributable to payroll taxes related to the vesting of the final three tranches of our 2019 eXponential Stock Performance Plan (“2019 XSPP”) and the exercise of options under the 2018 grant of stock options to Mr. Smith (the “2018 CEO Performance Award”). The remaining increase is primarily attributable to increased payroll taxes and 401(k) matching related to the increase in salaries in addition to higher self-insured medical expense related to increased medical plan enrollment and higher claims during the current year.

Sales and marketing expenses for the year ended December 31, 2023 increased $19.3 million as compared to the prior year, driven by a $16.3 million increase in commissions expense tied to higher revenues. Sales and marketing expenses were also impacted by an increase of $3.6 million related to in-person events in 2023, including our annual user conference, Axon Accelerate.

Stock-based compensation expense for the year ended December 31, 2023 increased $7.2 million as compared to the prior year, which is primarily attributable to increased headcount combined with a $4.9 million increase in expenses related to the vesting of the final three tranches of the 2019 XSPP. Partially offsetting the increases was a decrease of $11.5 million related to the 2018 CEO Performance Award as the award became fully amortized with the vesting of the final two tranches.

Other SG&A expenses for the year ended December 31, 2023 increased by $14.6 million as compared to the prior year, reflecting higher headcount and the following:

●	Travel expenses increased $4.8 million, reflecting increased in-person customer and vendor meetings. Increased travel costs per trip also impacted travel expenses.
●	Professional, consulting and lobbying expenses increased $4.2 million, driven primarily by transaction costs related to business acquisitions and strategic investments.

Research and Development Expenses

R&D expenses (dollars in thousands):

	Year Ended December 31,		Dollar	Percent
	2023	2022	Change	Change
Salaries, benefits and bonus	$178,658	$135,596	$43,062	31.8%
Stock-based compensation	66,230	50,268	15,962	31.8
Indirect manufacturing costs and supplies	25,343	18,955	6,388	33.7
Other	33,488	28,991	4,497	15.5
Total research and development expenses	$303,719	$233,810	$69,909	29.9%
R&D expenses as a percentage of net sales	19.4%	19.7%

Within the TASER segment, R&D expenses increased $10.8 million, or 20.9%, for the year ended December 31, 2023. An increase of $8.0 million in salaries, benefits and bonus expense and an increase of $2.4 million in stock-based compensation expense reflected higher headcount.

R&D expense for the Software and Sensors segment increased $59.1 million, or 32.4%, for the year ended December 31, 2023, and decreased as a percentage of sales to 25.4% compared to 27.7% in the prior year. An increase of $35.0 million related to salaries, benefits and bonus expense reflected increased headcount.  Additionally, there was an increase of $13.6 million in stock-based compensation expense related to increased headcount. Internal cloud costs increased $5.8 million related to software product development, and professional and consulting expenses increased $4.7 million primarily related to the launch of new products.

Interest Income, Net

Interest income, net, was as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022
Interest income	$49,107	$4,782
Interest expense	(6,995)	(488)
Total interest income, net	$42,112	$4,294

The increase in interest income for the year ended December 31, 2023 is primarily related to higher balances of available-for-sale securities during the year. Interest expense increased from $0.5 million from the prior year to $7.0 million primarily related to our 2027 Notes, which were issued in December 2022. For additional information regarding our Notes, refer to Note 11 to the consolidated financial statements included within this Annual Report on Form 10-K.

Other Income (Loss), Net

Other income (loss), net, was as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022
Unrealized gain (loss) on fair value adjustments of strategic investments, net	(80,485)	131,883
Unrealized gain (loss) on marketable securities, net	38,700	(32,900)
Gain (loss) on foreign currency transactions, net	(504)	(929)
Other, net	388	917
Other income (loss), net	$(41,901)	$98,971

In 2023, we recorded a net unrealized impairment loss of $71.9 million for an existing strategic investment and related warrants and an unrealized loss of $8.6 million related to observable price changes for our existing investments and related warrants.

In 2022, we recorded an unrealized gain of $131.9 million related to observable price changes for our investments in certain strategic investments and related warrants and the exercise of warrants in one of our strategic investees.

Provision for Income Taxes

The provision for income taxes was a benefit of $19.2 million for the year ended December 31, 2023. The effective income tax rate for 2023 was (12.4)%. The benefits related to excess stock-based compensation of $106.5 million and R&D credits of $26.2 million were partially offset by the tax effects of permanently non-deductible expenses for executive compensation of $77.4 million.

The provision for income taxes was an expense of $49.4 million for the year ended December 31, 2022. The effective income tax rate for 2022 was 25.1%. The benefits related to excess stock-based compensation of $4.6 million and R&D credits of $13.3 million, and a deduction for foreign-derived intangible income of $2.6 million were partially offset by the tax effects of permanently non-deductible expenses for executive compensation of $5.8 million, an increase in uncertain tax benefits of $3.2 million, and other permanently non-deductible expenses of $1.8 million. Additionally, we recorded a $10.2 million increase to our valuation allowance as of December 31, 2022 related to state R&D tax credits that may not be utilized prior to expiration and an unrealized investment loss.

Net Income

We recorded net income of $174.2 million for the year ended December 31, 2023 compared to a net income of $147.1 million in 2022. Net income per basic share was $2.35 and diluted net income per share was $2.31 for 2023, compared to net income per basic share of $2.07 and diluted net income per share of $2.03 for 2022.

Three Months Ended December 31, 2023 Compared to September 30, 2023

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended		Dollar	Percent
	December 31, 2023		September 30, 2023		Change	Change
TASER segment:
TASER Devices (Professional)	$94,758	21.9%	$86,718	21.0%	$8,040	9.3%
Cartridges	43,781	10.1	54,279	13.1	(10,498)	(19.3)
Axon Evidence and Cloud Services	10,105	2.4	8,975	2.2	1,130	12.6
Extended Warranties	8,226	1.9	8,078	1.9	148	1.8
Other (1)	4,473	1.0	4,520	1.1	(47)	(1.0)
TASER segment	161,343	37.3	162,570	39.3	(1,227)	(0.8)
Software and Sensors segment:
Axon Body Cameras and Accessories	58,957	13.7	52,488	12.7	6,469	12.3
Axon Fleet Systems	22,481	5.2	26,716	6.4	(4,235)	(15.9)
Axon Evidence and Cloud Services	165,204	38.2	150,563	36.4	14,641	9.7
Extended Warranties	17,272	4.0	16,054	3.9	1,218	7.6
Other (2)	6,885	1.6	5,210	1.3	1,675	32.1
Software and Sensors segment	270,799	62.7	251,031	60.7	19,768	7.9
Total net sales	$432,142	100.0%	$413,601	100.0%	$18,541	4.5%

(1) TASER segment “Other” includes smaller categories, such as VR hardware, CED training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.

(2) Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room and Axon Air.

Net sales within the TASER segment for the three months ended December 31, 2023 decreased by $1.2 million, or 0.8%, as compared to the prior quarter, primarily driven by lower TASER cartridge revenue, partially offset by growth in TASER devices (professional). The $10.5 million decrease in cartridge revenue was due to lower international volume. Fluctuations in cartridge revenue are generally attributable to customers who are not on cartridge subscriptions plans and periodically purchase in bulk. TASER devices (professional) increased by $8.0 million due to higher volume and premium product mix.

Net sales for the Software and Sensors segment for the three months ended December 31, 2023 increased $19.8 million, or 7.9%, as compared to the prior quarter, as we continue to add users and associated devices to our network. The increase in the aggregate number of users and average revenue per user, driven primarily by software add-ons, drove the majority of the increase in Axon Evidence and cloud services revenue of $14.6 million. Net sales of Axon Body cameras and accessories increased $6.5 million due to higher volume. Partially offsetting the increases in the Software and Sensors segment was a decrease of $4.2 million in Axon Fleet revenue primarily reflecting lower unit volume due to timing of shipments related to customer-driven deployment schedules.

International sales were $48.9 million for the three months ended December 31, 2023 as compared to $71.5 million for the three months ended September 30, 2023, a decrease of $22.6 million, primarily driven by large hardware orders in the prior quarter.

Non-GAAP Financial Measures

To supplement our financial results presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we present the non-GAAP financial measures of EBITDA and Adjusted EBITDA as defined below. We have included EBITDA and Adjusted EBITDA in this Annual Report on Form 10-K because they are key measures used by our management team in making operating decisions, allocating financial resources and evaluating our operational performance in comparison to prior periods. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance, and when planning and forecasting our future periods. A reconciliation of GAAP to the non-GAAP financial measures is presented below.

●	EBITDA (Most comparable GAAP Measure: Net income) - Earnings before interest expense, investment interest income, income taxes, depreciation and amortization.
●	Adjusted EBITDA (Most comparable GAAP Measure: Net income) - Earnings before interest expense, investment interest income, income taxes, depreciation, amortization, non-cash stock-based compensation expense, fair value adjustments to strategic investments and marketable securities, transaction costs related to acquisitions and investments, and other unusual, non-recurring pre-tax items that are not considered representative of our underlying operating performance.

Although these non-GAAP financial measures are not consistent with GAAP, management believes investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:

●	these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our GAAP financial measures;
●	these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our GAAP financial measures;
●	these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and

●	these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Annual Report on Form 10-K were prepared under a comprehensive set of rules or principles propounded by a third party.

EBITDA and Adjusted EBITDA reconcile to net income as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022
Net income	$174,227	$147,139
Depreciation and amortization	32,638	24,381
Interest expense	6,995	488
Investment interest income	(49,107)	(4,782)
Provision for (benefit from) income taxes	(19,227)	49,379
EBITDA	$145,526	$216,605

Non-GAAP adjustments:
Stock-based compensation expense	131,358	106,176
Unrealized loss (gain) on strategic investments and marketable securities, net	41,785	(98,943)
Transaction costs related to strategic investments and acquisitions	4,501	2,368
Loss on disposal, abandonment, and impairment of property, equipment and intangible assets, net	317	5,562
Insurance recoveries	(3,404)	—
Costs related to FTC litigation and antitrust litigation	241	545
Payroll taxes related to 2019 XSPP vesting and 2018 CEO Performance Award option exercises	9,011	—
Adjusted EBITDA	$329,335	$232,313

Liquidity and Capital Resources

Summary

As of December 31, 2023, we had $598.5 million of cash and cash equivalents, an increase of $244.9 million from December 31, 2022. Cash and cash equivalents and available-for-sale investments totaled $1.2 billion, an increase of $151.0 million from December 31, 2022.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$189,263	$235,361
Net cash provided by (used in) investing activities	12,476	(830,967)
Net cash provided by financing activities	41,314	598,100
Effect of exchange rate changes on cash and cash equivalents	2,065	(3,380)
Net increase (decrease) in cash and cash equivalents and restricted cash	$245,118	$(886)

Operating activities

Net cash provided by operating activities in 2023 of $189.3 million consisted of $174.2 million in net income, a net add-back of non-cash income statement items totaling $133.4 million and a $118.4 million net change in operating assets and liabilities. Included in the non-cash items were $131.4 million in stock-based compensation expense, a

$41.8 million net loss from impairment and changes in fair values of strategic investments and marketable securities, $32.6 million in depreciation and amortization expense and a $73.0 million increase in deferred income tax assets. Cash provided by operations was impacted by an increase of $172.5 million in accounts and notes receivable and contract assets, an increase of $102.4 million in prepaid expenses and other assets and an increase of $71.9 million in inventory. The increase in accounts and notes receivable and contract assets was largely attributable to increased sales in 2023, particularly for sales made under subscription plans. The increase in prepaid expenses and other assets was attributable to an increase in deferred commissions related to increased bookings, higher deferred cost of goods sold related to increased sales of Axon Air and Axon Fleet and timing of certain prepayments for supplier contracts and license agreements. Inventory increases were a result of advance purchases to support future sales.

Partially offsetting this activity was an increase in deferred revenue of $164.0 million and an increase in accounts payable, accrued and other liabilities of $64.4 million. The increase in deferred revenue was primarily attributable to increased subscription invoicing for Software and Sensors hardware and services in advance of fulfillment and a smaller increase in hardware deferred revenue from TASER subscription sales. The increase in accounts payable, accrued and other liabilities included a higher bonus accrual reflecting higher attainment on the 2023 cash incentive program, an increase in warranty reserves and the timing of purchases and payments.

Investing activities

Net cash provided by investing activities was $12.5 million for the year ended December 31, 2023. This included $111.4 million of proceeds from calls and maturities, net of purchases of available-for-sale investments. We invested $59.5 million in the purchase of property and equipment and intangibles, net of proceeds on disposals and $37.3 million for business acquisitions and strategic investments.

Financing activities

Net cash provided by financing activities was $41.3 million for the year ended December 31, 2023. This was primarily attributable to net proceeds of $94.7 million received from our “at the market” equity offering program and $54.5 million from the exercise of stock options where shares were sold to cover the exercise price. Partially offsetting the cash inflows was a payment of $107.9 million for income and payroll taxes on behalf of employees who net-settled stock awards during the period, primarily related to the vesting of three tranches of the 2019 XSPP.

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

As of December 31, 2023, we had letters of credit outstanding of $7.5 million, leaving the net amount available for borrowing of $192.5 million. The credit agreement will mature on the earlier of December 15, 2027 or the date that is six months prior to the stated maturity date of the Notes unless the Notes have been redeemed, repurchased, converted or defeased in full. Additionally, the credit agreement has an accordion feature that allows for an increase in the total line of credit up to $300.0 million, in each lender’s sole discretion. At December 31, 2023 and 2022, there were no borrowings outstanding under the line.

There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.

Our agreement with the bank requires us to comply with a net leverage ratio, defined as consolidated total indebtedness to EBITDA, of no greater than 3.50 to 1.00 based upon a trailing four fiscal quarter period. At December 31, 2023, our net leverage ratio was 0.10 to 1.00. Additionally, we must comply with a consolidated interest coverage ratio, defined as EBITDA to consolidated interest expense, of no less than 3.50 to 1.00 based upon a trailing four fiscal quarter end. At December 31, 2023, our consolidated interest coverage ratio was 45.61 to 1.00.

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

Our primary sources of liquidity are cash flows from operations, existing cash and cash equivalents and investments and credit capacity under our existing credit facility. Additionally, we believe we have access to additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all.

 We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements, including capital expenditures, working capital requirements, potential acquisitions or investments, income and payroll tax payments for net-settled stock awards, and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to authorization as well as market and business conditions.

Contractual Obligations

The following table outlines our future contractual financial obligations by period in which payment is expected, as of December 31, 2023 (dollars in thousands):

		Short	Long
	Total	Term	Term
Operating lease obligations (1)	$74,672	$10,594	$64,078
Purchase obligations	780,726	500,542	280,184
Principal and interest payable on our convertible senior notes	703,445	3,450	699,995
Total contractual obligations	$1,558,843	$514,586	$1,044,257
(1)	Includes obligations of two leases that were executed as of December 31, 2023 but had not yet commenced.

Purchase obligations in the table above represent $429.5 million of open purchase orders and $351.2 million of other purchase obligations. The open purchase orders represent both cancelable and non-cancelable purchase orders with key vendors, which are included in this table due to our strategic relationships with these vendors.

For additional information regarding the Notes, refer to Note 11 to our consolidated financial statements included within this Annual Report on Form 10-K.

We are subject to U.S. federal income tax as well as income taxes imposed by state and foreign jurisdictions. As of December 31, 2023, we had $25.8 million of gross unrecognized tax benefits related to uncertain tax positions. The settlement period for these long-term income tax liabilities cannot be determined; however, the liabilities are expected to increase by approximately $6.1 million within the next 12 months. The obligations related to our uncertain tax positions have been excluded from the table above because of the uncertainty surrounding the timing and final amounts of any settlement.

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

Warranty Reserves

We warranty our CEDs, Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. The company estimates and records a liability for standard warranty at the time products are sold. The estimates are based on historical experience and reflect management’s best estimates of costs to be incurred over the warranty period. Adjustments may be required when actual or projected costs differ. Variations in component failure rates, repair costs and the point of failure within the product life cycle are key drivers that impact our periodic re-assessment of the warranty liability.

As of December 31, 2023 and 2022, our warranty reserve was approximately $7.4 million and $0.8 million, respectively. Warranty expense for the years ended December 31, 2023, 2022 and 2021 was $8.1 million, $0.2 million and $2.9 million, respectively. Warranty expense for the year ended December 31, 2023 was impacted by warranty claims on TASER 7. Warranty expense for the year ended December 31, 2022 was impacted by lower than expected warranty claims for the Axon Body cameras and TASER 7 devices. Warranty expense for the year ended December 31, 2021 was impacted by higher battery degradation resulting in shorter battery lives for the Axon Body 3 camera and warranty claims for TASER 7 devices.

Revenue related to separately priced extended warranties is initially recorded as deferred revenue at its allocated amount and subsequently recognized as net sales on a straight-line basis over the warranty service period. Costs related to extended warranties are charged to cost of product and service sales when the costs become probable and can be reasonably estimated.

Inventory

Inventories are stated at lower of cost or realizable values. Cost of inventories are determined on the first-in, first-out basis utilizing a standard cost methodology. Additional provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on management’s best estimate after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions among other factors. We evaluate inventory costs for abnormal costs due to excess production capacity and treat such costs as period costs.

During the year ended December 31, 2023, we recorded provisions to reduce inventories to their lower of cost and net realizable value of approximately $5.4 million compared to $1.5 million during the year ended December 31, 2022.

Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable and Contract Assets

We derive revenue from two primary sources: (1) the sale of physical products, including CEDs, Axon cameras, Axon Signal-enabled devices, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscriptions to our Axon Evidence digital evidence management SaaS offering (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, we also recognize revenue from training, professional services and other software and SaaS services. We apply the five-step model outlined in Accounting Standards Codification Topic 606, Revenue from Contracts from Customers (“Topic 606”). For additional discussion of Topic 606, see Note 2 to our consolidated financial statements included within this Annual Report on Form 10-K.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Topic 606. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our estimate of the standalone selling price of each distinct good or service in the contract.

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

Performance obligations to deliver products, including CEDs, Axon cameras and related accessories, such as docks, cartridges and batteries, are generally satisfied at the point in time we ship the product, as this is when the customer obtains control of the asset under our standard terms and conditions. In certain contracts with non-standard terms and conditions, these performance obligations may not be satisfied until formal customer acceptance occurs. Performance obligations to fulfill service-type extended warranties and provide our SaaS offerings, including Axon Evidence and other cloud services, are generally satisfied over time as the customer receives and consumes the benefits of these services over the stated service period.

Many of our products and services are sold on a standalone basis. We also bundle our hardware products and services together and sell them to our customers in single transactions where the customer can make payments over a multi-year period. These sales may include payments for upfront hardware and services, as well as payments for hardware and services to be provided by us at a future date.

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

Sales tax collected on sales is netted against government remittances and, thus, recorded on a net basis.

The timing of revenue recognition may differ from the timing of invoicing to customers. We generally have an unconditional right to consideration when we invoice our customers and record a receivable. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. Contract asset amounts that will be invoiced during the subsequent 12-month period from the balance sheet date are classified as current assets and the remaining portion is recorded within other assets on our consolidated balance sheets. Deferred revenue that will be recognized during the subsequent 12-month period from the balance sheet date is recorded as current deferred revenue and the remaining portion is recorded as long-term deferred revenue. Generally, customers are billed in annual installments. See Note 2 to our consolidated financial statements withn this Annual Report on Form 10-K for further disclosures about our contract assets.

Sales are typically made on credit, and we generally do not require collateral. We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable, notes receivable, and contract assets is developed using historical collection experience, published or estimated credit default rates for entities that represent our customer base, current and future economic and market conditions, and a review of the current status of customers’ trade accounts receivables. We review receivables for U.S. and international customers separately to better reflect different published credit default rates and economic and market conditions. Additionally, specific reserve amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include account reconciliation, dispute resolution, payment confirmation, consideration of customers’ financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.

Valuation of Goodwill, Intangible and Long-lived Assets

We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets, excluding goodwill and intangible assets with indefinite useful lives, may warrant revision or that the remaining balance of these assets may not be recoverable. Such circumstances could include a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way products are branded and marketed. In performing the review for recoverability, we estimate the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair values computed using discounted cash flows.

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

During the year ended December 31, 2023, we recorded $0.3 million of impairment charges primarily related to construction in process. During the year ended December 31, 2022, we recorded $5.3 million of impairment charges. Of this total, $3.3 million related to the cease-use of a portion of our Seattle office. An additional $1.4 million related to the decision to slow pacing on construction of our new Scottsdale, Arizona campus. During the year ended December 31, 2021, we recorded an immaterial amount of impairment charges.

Income Taxes

We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state and foreign deferred tax assets or liabilities, as appropriate, for our estimate of future tax effects attributable to temporary differences and carry forwards.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We must also assess whether uncertain tax positions as filed could result in the recognition of a liability for possible interest and penalties if any. We have completed R&D tax credit studies for each year a tax credit was claimed for federal and state income tax purposes. We determined that it was more likely than not that the full benefit of the R&D tax credit would not be sustained on examination and accordingly, have established a liability for unrecognized tax benefits of $25.8 million as of December 31, 2023. We expect the amount of the unrecognized tax benefit to increase by approximately $6.1 million within the next 12 months. Should the unrecognized tax benefit of $25.8 million be recognized, our effective tax rate would be favorably impacted. Our estimates are based on information available to us at the time we prepare the income tax provision. Our income tax returns are subject to audit by U.S. federal, state, local and foreign governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

Our calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting or tax laws domestically and internationally, or changes in other facts or circumstances. In addition, we recognize liabilities for potential tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary, or if the actual tax liability is greater than our current assessment, we may be required to recognize an income tax benefit, or additional income tax expense, respectively, in our consolidated financial statements.

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

We have state net operating losses of $17.5 million, which do not expire until 2041. We anticipate sufficient future pre-tax book income to realize a large portion of our deferred tax assets. However, based on expected income for years in which Arizona R&D tax credits are set to expire, unrealized investment losses for which realization is uncertain, and specific identified intangibles with an indefinite life, a reserve of $21.6 million has been recorded as a valuation allowance against deferred tax assets as of December 31, 2023.

In December 2021, the OECD published a framework for Pillar Two of the Global Anti-Base Erosion Rules (“GloBE”). The GloBE rules were designed to coordinate participating jurisdictions in updating the international tax system to ensure that large multinational companies pay a minimum level of income tax. Recommendations from the OECD regarding a global minimum income tax and other changes are being considered and/or implemented in jurisdictions where we operate. We believe enactment of the recommended framework in jurisdictions where we operate will result in minimal impacts to our financial results in the near term.

Stock-Based Compensation

We have historically granted stock-based compensation to key employees and non-employee directors as a means of attracting and retaining highly qualified personnel. Stock-based compensation awards primarily consist of service-based RSUs, performance-based RSUs, and performance-based stock options. Our stock-based compensation awards are classified as equity and measured at the fair market value of the underlying stock at the grant date. When determining the grant date fair value of stock-based awards, we consider whether an adjustment is required to the observable market price or volatility of our common stock used in the valuation as a result of material non-public information. For service-based awards, we recognize RSU expense using the straight-line attribution method over the requisite service period. Vesting of performance-based RSUs is contingent upon the achievement of certain performance criteria related to our operating performance, as well as successful and timely development and market acceptance of future product introductions. For performance-based RSUs containing only performance conditions, compensation cost is recognized using the graded attribution model over the explicit or implicit service period. For awards containing multiple service, performance or market conditions, where all conditions must be satisfied prior to vesting, compensation expense is recognized over the requisite service period, which is defined as the longest explicit, implicit or derived service period, based on management’s estimate of the probability and timing of the performance criteria being satisfied, adjusted at each balance sheet date. For both service-based and performance-based RSUs, we account for forfeitures as they occur as a reduction to stock-based compensation expense and additional paid-in-capital.

For performance-based options, stock-based compensation expense is recognized over the expected performance achievement period of individual performance goals when the achievement of each individual performance goal becomes probable. For performance-based awards with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense is recognized over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. The fair value of such awards is estimated on the grant date using Monte Carlo simulations. Refer to Note 15 of the notes to our consolidated financial statements within this Annual Report on Form 10-K.

We have granted a total of approximately 15.6 million performance-based awards (options and RSUs) of which approximately 0.9 million are outstanding as of December 31, 2023, the vesting of which is contingent upon the achievement of certain performance criteria including the successful development and market acceptance of future product introductions as well as our future sales targets and operating performance and market capitalization. Of the 0.9 million performance-based awards that are outstanding, 0.5 million are options that are exercisable.  Compensation expense for performance awards will be recognized based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future product adoption and operating performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimates of the fair value of the awards and timing of recognition of stock-based compensation and consequently, the related amount recognized in our statements of operations and comprehensive income.

Contingencies and Accrued Litigation Expense

We are subject to the possibility of various loss contingencies arising in the ordinary course of business, including product-related and other litigation. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Refer to Note 12 to our consolidated financial statements within this Annual Report on Form 10-K.

Reserve for Expected Credit Losses

We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable, contract assets, notes receivable and off-balance-sheet exposures is developed using historical collection experience, published or estimated credit default rates for entities that represent our customer base, current and future economic and market conditions and a review of the current status of customers’ trade accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include account reconciliation, dispute resolution, payment confirmation, consideration of customers’ financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.

We review receivables for U.S. and international customers separately to better reflect different published credit default rates and economic and market conditions.

A majority of our customers are government agencies. Due to municipal government funding rules, certain of our contracts are subject to appropriation, termination for convenience, or similar cancellation clauses, which could allow our customers to cancel or not exercise options to renew contracts in the future. Economic slowdowns that negatively affect municipal tax collections and put pressure on law enforcement may increase this risk and negatively impact the realizability of our accounts and notes receivable and contract assets.

Based on the balances of our financial instruments as of December 31, 2023, a hypothetical 25% increase in expected credit loss rates across all pools would result in a $0.8 million increase in the allowance for expected credit losses.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “available-for-sale.” We report available-for-sale investments at fair value as of each balance sheet date and record any unrealized gains or losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income, net within the consolidated statements of operations. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheets and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If we have the intent to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. Based on investment positions as of December 31, 2023, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $1.8 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Additionally, we have access to a $200.0 million line of credit borrowing facility which bears interest at SOFR 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net leverage ratio and consolidated interest coverage ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $7.5 million at December 31, 2023. At December 31, 2023, there was no amount outstanding under the line of credit, and the available borrowing under the line of credit was $192.5 million. We have not borrowed any funds under the line of credit since its inception; however; should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

To date, we have not engaged in any currency hedging activities. However, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including the prohibitive economic cost of hedging particular exposures. As such, fluctuations in currency exchange rates could harm our business in the future.

Item 8.    Financial Statements and Supplementary Data

AXON ENTERPRISE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$598,545	$353,684
Marketable securities	77,940	39,240
Short-term investments	644,054	581,769
Accounts and notes receivable, net of allowance of $2,392 and $2,176 as of December 31, 2023 and December 31, 2022, respectively	417,690	358,190
Contract assets, net	275,779	196,902
Inventory	269,855	202,471
Prepaid expenses and other current assets	112,786	73,022
Total current assets	2,396,649	1,805,278
Property and equipment, net	200,533	169,843
Deferred tax assets, net	229,513	156,866
Intangible assets, net	19,539	12,158
Goodwill	57,945	44,983
Long-term investments	—	156,207
Long-term notes receivable, net	2,588	5,210
Long-term contract assets, net	77,710	45,170
Strategic investments	231,730	296,563
Other long-term assets	220,638	159,616
Total assets	$3,436,845	$2,851,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,326	$59,918
Accrued liabilities	188,230	155,934
Current portion of deferred revenue	491,691	360,037
Customer deposits	21,935	20,399
Other current liabilities	9,787	6,358
Total current liabilities	799,969	602,646
Deferred revenue, net of current portion	281,852	248,003
Liability for unrecognized tax benefits	18,049	10,745
Long-term deferred compensation	11,342	6,285
Deferred tax liability, net	—	1
Long-term lease liabilities	33,550	37,143
Convertible notes, net	677,113	673,967
Other long-term liabilities	2,936	4,613
Total liabilities	1,824,811	1,583,403
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 75,301,424 and 71,474,581 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	1,347,410	1,174,594
Treasury stock at cost, 20,220,227 shares as of December 31, 2023 and December 31, 2022	(155,947)	(155,947)
Retained earnings	431,249	257,022
Accumulated other comprehensive loss	(10,679)	(7,179)
Total stockholders’ equity	1,612,034	1,268,491
Total liabilities and stockholders’ equity	$3,436,845	$2,851,894

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Net sales from products	$967,711	$801,388	$608,525
Net sales from services	595,680	388,547	254,856
Net sales	1,563,391	1,189,935	863,381
Cost of product sales	450,718	363,219	260,098
Cost of service sales	157,291	98,078	62,373
Cost of sales	608,009	461,297	322,471
Gross margin	955,382	728,638	540,910
Sales, general and administrative	496,874	401,575	515,007
Research and development	303,719	233,810	194,026
Total operating expenses	800,593	635,385	709,033
Income (loss) from operations	154,789	93,253	(168,123)
Interest income, net	42,112	4,294	1,483
Other income (loss), net	(41,901)	98,971	25,265
Income (loss) before provision (benefit) for income taxes	155,000	196,518	(141,375)
Provision (benefit) for income taxes	(19,227)	49,379	(81,357)
Net income (loss)	$174,227	$147,139	$(60,018)
Net income (loss) per share:
Basic	$2.35	$2.07	$(0.91)
Diluted	$2.31	$2.03	$(0.91)
Weighted average shares outstanding:
Basic	74,195	71,093	66,191
Diluted	75,456	72,534	66,191

Net income (loss)	$174,227	$147,139	$(60,018)
Foreign currency translation adjustments	(4,352)	(4,818)	(1,251)
Unrealized gain (loss) on available-for-sale investments	852	(1,044)	(207)
Comprehensive income (loss)	$170,727	$141,277	$(61,476)

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2020	63,766,555	$1	$962,159	20,220,227	$(155,947)	$169,901	$141	$976,255
Issuance of common stock	577,956	—	105,514	—	—	—	—	105,514
Issuance of common stock under employee plans, net of shares withheld for payroll taxes	2,624,446	—	(331,309)	—	—	—	—	(331,309)
Stock options exercised	3,927,899	—	51,614	—	—	—	—	51,614
Stock-based compensation	—	—	303,331	—	—	—	—	303,331
Issuance of common stock for business combination contingent consideration	—	—	3,920	—	—	—	—	3,920
Net loss	—	—	—	—	—	(60,018)	—	(60,018)
Other comprehensive loss, net	—	—	—	—	—	—	(1,458)	(1,458)
Balance, December 31, 2021	70,896,856	$1	$1,095,229	20,220,227	$(155,947)	$109,883	$(1,317)	$1,047,849
Issuance of common stock	—	—	(74)	—	—	—	—	(74)
Issuance of common stock under employee plans, net of shares withheld for payroll taxes	566,780	—	(4,870)	—	—	—	—	(4,870)
Stock-based compensation	—	—	106,176	—	—	—	—	106,176
Issuance of common stock for business combination contingent consideration	10,945	—	—	—	—	—	—	—
Tax benefit related to convertible note hedge	—	—	48,858	—	—	—	—	48,858
Purchase of convertible note hedge	—	—	(194,994)	—	—	—	—	(194,994)
Issuance of warrants	—	—	124,269	—	—	—	—	124,269
Net income	—	—	—	—	—	147,139	—	147,139
Other comprehensive loss, net	—	—	—	—	—	—	(5,862)	(5,862)
Balance, December 31, 2022	71,474,581	$1	$1,174,594	20,220,227	$(155,947)	$257,022	$(7,179)	$1,268,491
Issuance of common stock	467,594	—	94,705	—	—	—	—	94,705
Issuance of common stock under employee plans, net of shares withheld for payroll taxes	1,441,279	—	(107,894)	—	—	—	—	(107,894)
Stock options exercised	1,907,026	—	54,503	—	—	—	—	54,503
Stock-based compensation	—	—	131,358	—	—	—	—	131,358
Issuance of common stock for business combination contingent consideration and related tax effects	10,944	—	144	—	—	—	—	144
Net income	—	—	—	—	—	174,227	—	174,227
Other comprehensive loss, net	—	—	—	—	—	—	(3,500)	(3,500)
Balance, December 31, 2023	75,301,424	$1	$1,347,410	20,220,227	$(155,947)	$431,249	$(10,679)	$1,612,034

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$174,227	$147,139	$(60,018)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	131,358	106,176	303,331
Deferred income taxes	(73,002)	22,090	(81,303)
Realized and unrealized loss (gain) on strategic investments and marketable securities, net	41,785	(98,943)	(23,035)
Depreciation and amortization	32,638	24,381	18,694
Bond amortization	(16,449)	(1,463)	5,217
Noncash lease expense	6,846	6,725	5,573
Unrecognized tax benefits	4,775	3,475	(706)
Amortization of issuance costs	3,126	198	—
Other noncash items	2,322	6,530	24
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(172,524)	(73,228)	(205,769)
Inventory	(71,896)	(95,987)	(18,272)
Prepaid expenses and other assets	(102,370)	(52,207)	(40,158)
Accounts payable, accrued and other liabilities	64,384	80,757	45,301
Deferred revenue	164,043	159,718	175,615
Net cash provided by operating activities	189,263	235,361	124,494
Cash flows from investing activities:
Purchases of investments	(545,988)	(764,374)	(362,479)
Proceeds from call / maturity of investments	657,418	72,138	718,617
Proceeds from sale of strategic investments	—	—	14,546
Purchases of property, plant and equipment	(59,635)	(55,802)	(49,886)
Proceeds from disposal of property and equipment	98	287	43
Purchase of intangible assets	(635)	(307)	(392)
Strategic investments	(17,692)	(80,805)	(45,500)
Business acquisition, net of cash acquired	(21,090)	(2,104)	(22,393)
Net cash provided by (used in) investing activities	12,476	(830,967)	252,556
Cash flows from financing activities:
Net proceeds from equity offering	94,705	(74)	105,514
Proceeds from options exercised	54,503	—	51,614
Income and payroll tax payments for net-settled stock awards	(107,894)	(4,870)	(331,309)
Net proceeds from issuance of convertible senior notes	—	673,769	—
Proceeds from issuance of warrants	—	124,269	—
Purchase of convertible note hedge	—	(194,994)	—
Net cash provided by (used in) financing activities	41,314	598,100	(174,181)
Effect of exchange rate changes on cash and cash equivalents	2,065	(3,380)	(1,982)
Net increase (decrease) in cash and cash equivalents	245,118	(886)	200,887
Cash and cash equivalents and restricted cash, beginning of period	355,552	356,438	155,551
Cash and cash equivalents and restricted cash, end of period	$600,670	$355,552	$356,438

Supplemental disclosures:
Cash and cash equivalents	$598,545	$353,684	$356,332
Restricted cash (Note 1)	2,125	1,868	106
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$600,670	$355,552	$356,438

Cash paid for interest	$3,508	$—	$—
Cash paid for income taxes, net of refunds	64,492	10,508	5,108

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$238	$1,056	$1,994
Non-cash purchase consideration related to business combinations	$—	$—	$3,920

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Summary of Significant Accounting Policies

Axon Enterprise, Inc. (“Axon,” the “Company,” “we” or “us”) is a market-leading provider of law enforcement technology solutions. Our mission is to protect life in service of promoting peace, justice and strong institutions.

The accompanying consolidated financial statements include the accounts of Axon Enterprise, Inc. and our wholly owned subsidiaries. All material intercompany accounts, transactions and profits have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions in these consolidated financial statements include:

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

Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments include cash, money market funds, commercial paper, corporate bonds, term deposits, U.S. Government bonds, agency bonds, U.S. Treasury bills and U.S. Treasury Inflation-Protected Securities. We place our cash and cash equivalents with high quality financial institutions. Although we deposit our cash with multiple financial institutions, our deposits regularly exceed federally insured limits. Cash and cash equivalents include funds on hand and highly liquid investments purchased with initial maturity of three months or less. Short-term investments include securities with an expected maturity date within one year of the balance sheet date that do not meet the definition of a cash equivalent, and long-term investments are securities with an expected maturity date greater than one year and less than two years in accordance with our investment policy.

We report available-for-sale investments at fair value as of each balance sheet date and record any unrealized gains or losses as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income, net within the consolidated statements of operations. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for expected credit losses account in the consolidated balance sheets and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If we have the intent to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. There were no credit losses recorded on our investment portfolio during the years ended December 31, 2023 and 2022.

Restricted Cash

Restricted cash balances of $2.1 million and $1.9 million as of December 31, 2023 and 2022, respectively, primarily relate to funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. As of December 31, 2023, approximately $2.0 million was included in prepaid expenses and other assets on our consolidated balance sheet, with the remainder in other long-term assets.

Inventory

Inventories are stated at lower of cost or realizable values. Cost of inventories are determined on the first-in, first-out basis utilizing a standard cost methodology. Additional provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on management’s best estimate after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions among other factors. We evaluate inventory costs for abnormal costs due to excess production capacity and treat such costs as period costs.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Additions and improvements are capitalized, while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated economic life.

Software Development Costs

We expense software development costs, including costs to develop software products or the software component of products and services to be marketed to external users, before technological feasibility of such products is reached.

Software development costs also include costs to develop software programs to be used solely to meet our internal needs and applications. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the intended function. Additionally, we capitalize qualifying costs incurred for upgrades and enhancements to existing software that result in additional functionality. Costs related to preliminary project planning activities, post-implementation activities, maintenance and minor modifications are expensed as incurred. Internal-use software development costs are amortized on a straight-line basis over the estimated useful life of the software.

We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Valuation of Goodwill, Intangible and Long-lived Assets

We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets, excluding goodwill and intangible assets with indefinite useful lives, may warrant revision or that the remaining balance of these assets may not be recoverable. Such events and circumstances could include a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way products are branded and marketed. In performing the review for recoverability, we estimate the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair values computed using discounted cash flows.

Finite-lived intangible assets and other long-lived assets are amortized over their estimated useful lives. We do not amortize goodwill and intangible assets with indefinite useful lives; rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We test goodwill and intangible assets for impairment on an annual basis on December 31, 2023 and on an interim basis when certain events and circumstances exist.

During the year ended December 31, 2023, we recorded $0.3 million of impairment charges primarily related to construction in process. During the year ended December 31, 2022, we recorded $5.3 million of impairment charges. Of this total, $3.3 million related to the cease-use of a portion of our Seattle office. An additional $1.4 million related to the decision to slow pacing on construction of our new Scottsdale, Arizona campus. During the year ended December 31, 2021, we recorded an immaterial amount of impairment charges.

Customer Deposits

We require deposits in advance of shipment for certain customer sales orders. Additionally, customers may elect to make deposits with us related to contracts for our products and services that were not executed as of the end of a reporting period. Customer deposits are included in other current liabilities in the consolidated balance sheets.

Revenue Recognition, Deferred Revenue and Accounts and Notes Receivable and Contract Assets

We derive revenue from two primary sources:  (1) the sale of physical products, including conducted energy devices (“CEDs”), Axon cameras, Axon Signal-enabled devices, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscriptions to our Axon Evidence digital evidence management software-as-a-service (“SaaS”) offering (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, we also recognize revenue from training, professional services and other software and SaaS services. We apply the five-step model outlined in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts from Customers (“Topic 606”). For additional discussion of the adoption of Topic 606, see Note 2.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Topic 606. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our estimate of the standalone selling price (“SSP”) of each distinct good or service in the contract.

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

Performance obligations to deliver products, including CEDs, Axon cameras and related accessories, such as docks, cartridges and batteries, are generally satisfied at the point in time we ship the product, as this is when the customer obtains control of the asset under our standard terms and conditions. In certain contracts with non-standard terms and conditions, these performance obligations may not be satisfied until formal customer acceptance occurs. Performance obligations to fulfill service-type extended warranties and provide our SaaS offerings, including Axon Evidence and other cloud services, are generally satisfied over time as the customer receives and consumes the benefits of these services over the stated service period.

Many of our products and services are sold on a standalone basis. We also bundle our hardware products and services together and sell them to our customers in single transactions where the customer can make payments over a multi-year period. These sales may include payments for upfront hardware and services, as well as payments for hardware and services to be provided by us at a future date. Additionally, we offer customers the ability to purchase CED cartridges and certain services on an unlimited basis over the contractual term. Due to the unlimited nature of these arrangements whereby we are obligated to deliver unlimited products at the customer’s request, we account for these arrangements as stand-ready obligations, and recognize revenue ratably over the contract period. Cost of product sales is recognized when control of hardware products or accessories has transferred to the customer.

We have elected to recognize shipping costs as an expense in cost of product sales when the control of hardware products or accessories has transferred to the customer.

Sales tax collected on sales is netted against government remittances and, thus, recorded on a net basis.

The timing of revenue recognition may differ from the timing of invoicing to customers. We generally have an unconditional right to consideration when we invoice our customers and record a receivable. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. Contract asset amounts that will be invoiced during the subsequent 12-month period from the balance sheet date are classified as current assets and the remaining portion is recorded within other assets on our consolidated balance sheets. Deferred revenue that will be recognized during the subsequent 12-month period from the balance sheet date is recorded as current deferred revenue and the remaining portion is recorded as long-term deferred revenue. Generally, customers are billed in annual installments. See Note 2 for further disclosures about our contract assets.

Sales are typically made on credit, and we generally do not require collateral. We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable, contract assets, notes receivable and off-balance-sheet exposures is developed using historical collection experience, published or estimated credit default rates for entities that represent our customer base, current and future economic and market conditions and a review of the current status of customers’ trade accounts receivables. We review receivables for U.S. and international customers separately to better reflect different published credit default rates and economic and market conditions. Additionally, specific reserve amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include account reconciliation, dispute resolution, payment confirmation, consideration of customers’ financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. Accounts and notes receivable, contract assets and off-balance-sheet exposures are presented net of a reserve for expected credit losses, which totaled $4.0 million and $3.6 million as of December 31, 2023 and 2022, respectively. This reserve represents management’s best estimate and application of judgment considering a number of factors, including those listed above. In the event that actual uncollectible amounts differ from our estimates, additional expense could be necessary.

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

Advertising Costs

We expense advertising costs in the period in which they are incurred. We incurred advertising costs of $1.9 million, $2.3 million and $2.6 million in the years ended December 31, 2023, 2022 and 2021, respectively. Advertising costs are included in sales, general and administrative (“SG&A”) expenses in the consolidated statements of operations.

Warranty Reserves

We warranty our CEDs, Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. The company estimates and records a liability for standard warranty at the time products are sold. The estimates are based on historical experience and reflect management’s best estimates of costs to be incurred over the warranty period. Adjustments may be required when actual or projected costs differ. Variations in component failure rates, repair costs and the point of failure within the product life cycle are key drivers that impact our periodic re-assessment of the warranty liability.

Revenue related to separately priced extended warranties is initially recorded as deferred revenue at its allocated amount and subsequently recognized as net sales on a straight-line basis over the warranty service period. Costs related to extended warranties are charged to cost of product and service sales when the costs become probable and can be reasonably estimated

Changes in our estimated warranty reserve were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of period	$811	$2,822	$769
Utilization of reserve	(1,499)	(2,209)	(873)
Warranty expense	8,062	198	2,926
Balance, end of period	$7,374	$811	$2,822

Research and Development Expenses

We expense as incurred research and development (“R&D”) costs that do not meet the qualifications to be capitalized. We incurred R&D expense of $303.7 million, $233.8 million and $194.0 million in 2023, 2022 and 2021, respectively.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We also assess whether uncertain tax positions, as filed, could result in the recognition of a liability for possible interest and penalties. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. Refer to Note 13 for additional information regarding the change in unrecognized tax benefits.

Concentration of Credit Risk and Major Customers / Suppliers

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts and notes receivable, contract assets and cash. Historically, we have experienced an immaterial level of write-offs related to uncollectible accounts.

We maintain the majority of our cash at two depository institutions. As of December 31, 2023, the aggregate balances in such accounts were $560.4 million. Our balances with these two institutions regularly exceed Federal Deposit Insurance Corporation insured limits for domestic deposits and various deposit insurance programs covering our deposits in Australia, Belgium, Canada, Finland, France, Germany, Hong Kong, India, Italy, the Netherlands, Spain, the United Kingdom and Vietnam. To manage the related credit exposure, management continually monitors the creditworthiness of the financial institutions where we have deposits.

No customer represented more than 10% of total net sales for the years ended December 31, 2023, 2022 or 2021. At December 31, 2023 and 2022, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.

We currently purchase both off-the-shelf and custom components, including finished circuit boards, injection-molded plastic components, small machined parts, custom cartridge components, electronic components and off-the-shelf sub-assemblies from suppliers located in the United States, China, Mexico, Republic of Korea, Taiwan and Vietnam. We may source from other countries as well. Although we currently obtain many of these components from single source suppliers, we own substantially all of the injection molded component tooling, designs and test fixtures used in their production for all custom components. As a result, we believe we could obtain alternative suppliers in most cases. Although we have experienced supply chain disruptions relating to materials and port constraints, we have remained focused on closely managing our supply chain. We continue to bolster our strategic relationships in our supply chain, identifying secondary/alternate sourcing, adjusting build plans accordingly, and building in logistic modes in support of our increasing demand while working to minimize disruption to customers. We acquire most of our components on a purchase order basis and do not currently have significant long-term purchase contracts with most component suppliers.

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

We have cash equivalents and investments, which at December 31, 2023 were composed of money market funds, commercial paper, corporate bonds, term deposits, U.S. Government bonds, agency bonds, U.S. Treasury bills and U.S. Treasury Inflation-Protected Securities. Cash equivalents and investments at December 31, 2022 were composed of money market funds, certificates of deposit, commercial paper, corporate bonds, term deposits, U.S. Government bonds, municipal bonds, agency bonds, U.S. Treasury bills and U.S. Treasury Inflation-Protected Securities. See additional disclosure regarding the fair values of our cash equivalents and investments in Note 3. Included in the balance of other assets as of December 31, 2023 and 2022 was $7.6 million and $4.3 million, respectively, related to corporate-owned life insurance policies that are used to fund our deferred compensation plan. We determine the fair values of our insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.

We have investments in marketable securities, for which changes in fair value are recorded in interest and other income, net in the consolidated statement of operations.

We have strategic investments in various unconsolidated affiliates as of December 31, 2023. The estimated fair values of the investments was determined based on Level 3 inputs. In determining the estimated fair values of our strategic investments in privately held companies, we utilize observable data available to us as discussed further in Note 8.

We have outstanding our 0.50% convertible senior notes due 2027 (the “Notes” or “2027 Notes”), for which the fair value is determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period.

We consider the fair value of the Notes at December 31, 2023 to be a Level 2 measurement as they are not publicly traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.

Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the consolidated balance sheets.

Segment and Geographic Information

Our operations comprise two reportable segments: the development, manufacture and sale of fully integrated hardware and cloud-based software solutions that enable law enforcement to capture, securely store, manage, share and analyze video and other digital evidence (collectively, the ‘Software and Sensors” segment); and the manufacture and sale of CEDs, batteries, accessories, extended warranties and other products and services (collectively, the “TASER” segment). In both segments, we report sales of products and services. Service revenue in both segments includes sales related to Axon Evidence. In the Software and Sensors segment, service revenue also includes other recurring cloud-hosted software revenue and related professional services. Collectively, this revenue is sometimes referred to as “Axon Cloud revenue.”

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

For a summary of net sales by geographic area, see Note 2. The majority of our sales to international customers are transacted in foreign currencies and are attributed to each country based on the shipping address of the distributor or customer. For the years ended December 31, 2023, 2022 and 2021, no individual country outside the United States represented more than 10% of net sales. Substantially all of our assets are located in the United States.

Stock-Based Compensation

We recognize expense related to stock-based compensation transactions in which we receive services in exchange for equity instruments of the Company. Stock-based compensation expense for restricted stock units (“RSUs”) is measured based on the closing fair market value of our common stock on the date of grant. When determining the grant date fair value of stock-based awards, we consider whether an adjustment is required to the observable market price or volatility of our common stock used in the valuation as a result of material non-public information. We recognize stock-based compensation expense over the award’s requisite service period on a straight-line basis for time-based RSUs. For performance-based RSUs, stock-based compensation expense is recognized over the requisite service period, which is defined as the longest explicit, implicit or derived service period based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. For performance-based options with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense is recognized over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. For both time-based and performance-based RSUs, we recognize forfeitures as they occur as a reduction to stock-based compensation expense and to additional paid-in-capital.

eXponential Stock Performance Plan

On February 12, 2019, our shareholders approved the Axon Enterprise, Inc. 2019 Stock Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our eXponential Stock Performance Plan (“2019 XSPP”) and grants of eXponential Stock Units (“2019 XSUs”) under the plan. The XSUs are grants of performance-based RSUs, each with a term of approximately nine years, that vest in 12 substantially equal tranches. Each of the 12 tranches vest upon certification by the Compensation Committee of the Board of Directors (the “Compensation Committee”) that both (i) the market capitalization goal for such tranche, which begins at $2.5 billion for the first tranche and increases by increments of $1.0 billion thereafter, and (ii) any one of eight operational goals focused on revenue or eight operational goals focused on Adjusted EBITDA have been met for the previous four consecutive fiscal quarters. As of December 31, 2023, all 12 market capitalization and operational goals have been achieved and certified by the Compensation Committee. We recorded stock-based compensation expense of $199.9 million related to the 2019 XSU awards from their respective grant dates through December 31, 2023. As of December 31, 2023, no unrecognized stock-based compensation expense remained under the 2019 XSPP.

Stock-based compensation expense associated with 2019 XSU awards is recognized over the longest explicit, implicit or derived service period for each pair of market capitalization and operational goals, beginning at the point in time when the relevant operational goal is considered probable of being met. The market capitalization goal period and the valuation of each tranche are determined using a Monte Carlo simulation, which is also used as the basis for determining the expected achievement period of the market capitalization goal. The probability of meeting an operational goal and the expected achievement point in time for meeting a probable operational goal are based on a subjective assessment of our forward-looking financial projections, taking into consideration statistical analysis. Even though no tranches of the 2019 XSU awards vest unless a market capitalization and a matching operational goal are both achieved, stock-based compensation expense is recognized when an operational goal is considered probable of achievement regardless of whether a market capitalization goal is actually achieved.

Given the complexity of the awards, we utilized Monte Carlo simulations to simulate a range of possible future market capitalizations for the Company over the term of the awards at each of the respective grant dates. The average of all iterations of the simulation was used as the basis for the valuation and market capitalization goal derived service period for each tranche. Additionally, we applied an illiquidity discount of between 10.3% and 17.6% to the valuation of 2019 XSUs because the awards specify a post-vest holding period of 2.5 years for the acquired shares that vest. Certain of the 2019 XSU awards specify a post-vest holding period of the longer of 2.5 years or until the next tranche vests. The illiquidity discounts were estimated using the Finnerty model and reduced by the impact of expected payroll and income taxes due upon vesting of the awards, as the related proportion of shares are expected to be sold to satisfy such obligations. We measured the grant date fair value of the 2019 XSU awards with the following assumptions: risk-free interest rate of between 0.5% and 4.1%, expected term of between 5.2 and 8.0 years, expected volatility of between 46.4% and 55.8%, and dividend yield of 0.00%.

Stock Options

On May 24, 2018, our shareholders approved the Board of Directors’ grant of 6,365,856 performance-based stock options to Patrick W. Smith, our Chief Executive Officer (the “2018 CEO Performance Award”). The 2018 CEO Performance Award consists of 12 substantially equal tranches with a vesting schedule based entirely on the attainment of both operational goals (performance conditions) and market capitalization goals (market conditions), assuming continued employment either as the Chief Executive Officer or as both Executive Chairman and Chief Product Officer and service through each vesting date. Stock-based compensation expense associated with the 2018 CEO Performance Award is recognized over the requisite service period, which is defined as the longer of the expected achievement period for each pair of market capitalization and operational goals, beginning at the point in time when the relevant operational goal is considered probable of being met. As of December 31, 2023, all 12 market capitalization and operational goals have been achieved and certified by the Compensation Committee. As a result, 6.4 million stock options have vested. As all 12 operational goals have been achieved, we recorded stock-based compensation expense of $246.0 million related to the 2018 CEO Performance Award. As of December 31, 2023, no unrecognized stock-based compensation expense remained under the 2018 CEO Performance Award.

No stock options were awarded during the years ended December 31, 2023, 2022 or 2021.

Income (Loss) per Common Share

Basic income or loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per share reflects the potential dilution from outstanding stock options and unvested RSUs. The effects of outstanding stock options, unvested RSUs, our 2027 Notes and warrants to acquire the number of shares of our common stock (the “Warrants” or “2027 Warrants”) are excluded from the computation of diluted net income per share in periods in which the effect would be antidilutive. The calculation of the weighted average number of shares outstanding and earnings per share are as follows (in thousands except per share data):

	For the Year Ended December 31,
	2023	2022	2021
Numerator for basic and diluted earnings per share:
Net income (loss)	$174,227	$147,139	$(60,018)
Denominator:
Weighted average shares outstanding-basic	74,195	71,093	66,191
Dilutive effect of stock-based awards	1,261	1,441	—
Diluted weighted average shares outstanding	75,456	72,534	66,191
Net income (loss) per common share:
Basic	$2.35	$2.07	$(0.91)
Diluted	$2.31	$2.03	$(0.91)

Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Stock-based awards	1,014	3,264	7,690
2027 Notes	3,017	3,017	—
2027 Warrants	3,017	3,017	—
Total potentially dilutive securities	7,048	9,298	7,690

For additional information regarding our 2027 Notes, refer to Note 11.

Recently Issued Accounting Guidance

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires annual and interim disclosures that are expected to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The new standard is effective for our Annual Report on Form 10-K for the year ending December 31, 2024, and subsequent interim periods, with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax. The provisions of ASU 2023-09 are effective for our Annual Report on Form 10-K for the year ending December 31, 2025, with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications are not material and had no effect on the reported results of operations.

Note 2 - Revenues

Nature of Products and Services

The following table presents our revenues by primary product and service offering (in thousands):

	Year Ended December 31, 2023			Year Ended December 31, 2022
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER Devices (Professional)	$333,923	—	333,923	$282,698	$—	$282,698
Cartridges	193,285	—	193,285	181,686	—	181,686
Axon Evidence and Cloud Services	34,775	566,183	600,958	18,752	371,889	390,641
Extended Warranties	31,689	62,577	94,266	29,008	49,765	78,773
Axon Body Cameras and Accessories	—	183,023	183,023	—	157,281	157,281
Axon Fleet Systems	—	118,129	118,129	—	63,017	63,017
Other (1) (2)	18,933	20,874	39,807	19,422	16,417	35,839
Total	$612,605	$950,786	$1,563,391	$531,566	$658,369	$1,189,935

	Year Ended December 31, 2021
		Software and
	TASER	Sensors	Total
TASER Devices (Professional)	$234,616	$—	$234,616
Cartridges	152,842	—	152,842
Axon Evidence and Cloud Services	9,159	246,005	255,164
Extended Warranties	24,125	33,686	57,811
Axon Body Cameras and Accessories	—	104,080	104,080
Axon Fleet Systems	—	24,319	24,319
Other (1) (2)	16,185	18,364	34,549
Total	$436,927	$426,454	$863,381

(1) TASER segment “Other” includes smaller categories, such as Virtual Reality hardware, CED training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.

(2) Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room and Axon Air.

The following table presents our revenues disaggregated by geography (in thousands):

	Year Ended December 31,
	2023		2022		2021
United States	$1,338,208	86%	$987,975	83%	$686,914	80%
Other Countries	225,183	14	201,960	17	176,467	20
Total	$1,563,391	100%	$1,189,935	100%	$863,381	100%

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. We generally have an unconditional right to consideration when we invoice our customers and record a receivable. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing.

Contract assets generally result from our subscription programs where we satisfy a hardware performance obligation upon shipment to the customer, and the right to the portion of the transaction price allocated to that hardware performance obligation is conditional on our future performance of a SaaS service obligation under the contract. We recognize a portion of the amount allocated to hardware products shipped to the customer as accounts receivable when invoiced to the customer, and record the remaining allocated value as a contract asset as we have generally fulfilled our hardware performance obligation upon shipment. Unbilled accounts receivable expected to be invoiced and collected within 12 months were $4.8 million as of December 31, 2023, and were included in accounts and notes receivable, net on our consolidated balance sheet.

Contract liabilities generally consist of deferred revenue on our subscription programs where we generally invoice customers at the beginning of each annual contract period and record a receivable at the time of invoicing when there is an unconditional right to consideration.

Deferred revenue is composed mainly of unearned revenue related to our Axon Evidence SaaS platform, secure cloud-based storage, service-type extended warranties, stand-ready obligations in our cartridge programs, and rights to future CED, Axon camera and related accessories hardware in our subscription programs. Revenue for Axon Evidence and cloud-based storage, our service-type extended warranties and stand-ready cartridge programs is generally recognized on a straight-line basis over the subscription term. Revenue for the rights to future hardware is generally recognized at the point in time the hardware products are shipped to the customer.

Payment terms and conditions vary by contract type and geography, but our standard terms are that payments are due within 30 days from the date of invoice.

The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the year ended December 31, 2023 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Contract assets, net	$353,489	$242,072	$210,174
Contract liabilities (deferred revenue)	773,543	608,040	451,312
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	363,341	261,271	177,812

During the year ended December 31, 2023, our contract assets balance increased by $111.4 million, or 46.0%, due to increased sales under subscription plans. Contract liabilities increased $165.5 million, or 27.2%, for the year ended December 31, 2023 due to increased subscription invoicing for Software and Sensors hardware and services in advance of fulfilling performance obligations to customers.

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	December 31, 2023			December 31, 2022
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$14,773	$18,828	$33,601	$14,207	$17,618	$31,825
Software and Sensors	33,940	16,036	49,976	26,229	15,338	41,567
	48,713	34,864	83,577	40,436	32,956	73,392
Hardware:
TASER	42,464	29,689	72,153	49,361	12,640	62,001
Software and Sensors	62,635	117,024	179,659	50,426	109,227	159,653
	105,099	146,713	251,812	99,787	121,867	221,654
Services:
TASER	7,939	3,983	11,922	7,637	9,501	17,138
Software and Sensors	329,940	96,292	426,232	212,177	83,679	295,856
	337,879	100,275	438,154	219,814	93,180	312,994
Total	$491,691	$281,852	$773,543	$360,037	$248,003	$608,040

	December 31, 2023			December 31, 2022
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$65,176	$52,500	$117,676	$71,205	$39,759	$110,964
Software and Sensors	426,515	229,352	655,867	288,832	208,244	497,076
Total	$491,691	$281,852	$773,543	$360,037	$248,003	$608,040

Remaining Performance Obligations

As of December 31, 2023, we had approximately $7.1 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Topic 606 as of December 31, 2023. We currently expect to recognize between approximately 15% - 25% of this balance over the next 12 months, and expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for the underlying performance obligations.

For contract costs related to performance obligations with an amortization period of one year or less, we apply the practical expedient to expense these sales commissions when incurred. These costs are recognized as incurred within SG&A expenses on the consolidated statements of operations and comprehensive income.

As of December 31, 2023, our assets for costs to obtain contracts were as follows (in thousands):

	December 31, 2023	December 31, 2022
Current deferred commissions (1)	$46,335	$29,405
Deferred commissions, net of current portion (2)	119,401	93,213
	$165,736	$122,618
(1)	Current deferred commissions are included within prepaid expenses and other current assets on the consolidated balance sheets.
(2)	Deferred commissions, net of current portion, are included in other assets on the consolidated balance sheets.

During the years ended December 31, 2023, 2022 and 2021, we recognized $34.0 million, $24.2 million, and $16.6 million, respectively, of amortization related to deferred commissions. These costs are recorded within SG&A expenses on the consolidated statements of operations and comprehensive income (loss).

Significant Judgments

Our contracts with certain municipal government customers may be subject to budget appropriation, other contract cancellation clauses or future periods that are optional. In contracts where the customer’s performance is subject to budget appropriation clauses, we generally consider the likelihood of non-appropriation to be remote when determining the contract term and transaction price. Contracts with other cancellation provisions or optional periods may require judgment in determining the contract term, including the existence of material rights, determining transaction price and identifying the performance obligations.

At times, customers may request changes that either amend, replace or cancel existing contracts. Judgment is required to determine whether the specific facts and circumstances within the contracts require the changes to be accounted for as a separate contract or as a modification. Generally, contract modifications containing additional goods and services that are determined to be distinct and sold at their SSP are accounted for as a separate contract. For contract modifications where both criteria are not met, the original contract is updated and the required adjustments to revenue and contract assets, liabilities and other accounts are made accordingly.

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately rather than together may require significant judgment. We consider CED devices and related accessories, as well as Axon cameras and related accessories, to be separately identifiable from each other as well as from extended warranties on these products and the SaaS subscriptions to Axon Evidence and other cloud services.

In contracts where there are timing differences between when we transfer a promised good or service to the customer and when the customer pays for that good or service, we have determined that, with the exception of our TASER 60 installment purchase arrangements, our contracts generally do not include a significant financing component. For the years ended December 31, 2023, 2022, and 2021, we recorded interest income of $0.3 million, $0.6 million and $1.0 million, respectively.

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

Note 3 - Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents, marketable securities and available-for-sale investments at December 31, 2023 (in thousands):

	As of December 31, 2023
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Marketable	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Securities	Investments	Investments
Cash	$406,743	$—	$—	$406,743	$406,743	$—	$—	$—

Level 1:
Money market funds	1,470	—	—	1,470	1,470	—	—	—
Agency bonds	222,057	2	(174)	221,885	101,635	—	120,250	—
U.S. Government	238,747	120	(237)	238,630	—	—	238,630	—
Treasury bills	148,063	28	—	148,091	88,697	—	59,394	—
Marketable securities	90,000	—	(12,060)	77,940	—	77,940	—	—
Subtotal	700,337	150	(12,471)	688,016	191,802	77,940	418,274	—
Level 2:
Term deposits	128,205	—	—	128,205	—	—	128,205	—
Corporate bonds	80,646	8	(165)	80,489	—	—	80,489	—
Treasury Inflation-Protected Securities	2,635	—	(5)	2,630	—	—	2,630	—
Commercial paper	14,456	—	—	14,456	—	—	14,456	—
Subtotal	225,942	8	(170)	225,780	—	—	225,780	—
Total	$1,333,022	$158	$(12,641)	$1,320,539	$598,545	$77,940	$644,054	$—

As of December 31, 2023, we had $420.4 million of available-for-sale investments with unrealized losses. Of this amount, $138.8 million has been in a continuous unrealized loss position for 12 months or longer, with total gross unrealized losses of $0.3 million. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.

During the year ended December 31, 2021, we acquired 9,000,000 shares of common stock of Cellebrite DI Ltd. (“CLBT”) with a fair value of $90.0 million. The CLBT common stock is recorded as marketable securities in the consolidated balance sheets and its fair value is adjusted every reporting period. Changes in fair value are recorded in the consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in interest and other income, net. During the year ended December 31, 2023, we recorded a $38.7 million unrealized gain on marketable securities from our investment in CLBT.

The following table summarizes our cash, cash equivalents and available-for-sale investments at December 31, 2022 (in thousands):

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

As of December 31, 2022, we had $349.6 million of available-for-sale investments with unrealized losses. Of this amount, $29.7 million was in a continuous unrealized loss position for 12 months or longer, with total gross unrealized losses of $0.9 million.

Note 4 - Expected Credit Losses

We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable, contract assets, notes receivable and off-balance-sheet exposures is developed using historical collection experience, published or estimated credit default rates for entities that represent our customer base, current and future economic and market conditions, and a review of the current status of customers’ trade accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include account reconciliation, dispute resolution, payment confirmation, consideration of customers’ financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. We review receivables for U.S. and international customers separately to better reflect different published credit default rates and economic and market conditions.

The following table provides a roll-forward of the allowance for expected credit losses for finance receivables and off-balance-sheet exposures. The expected credit losses for receivables is deducted from the amortized cost basis of accounts receivable, contract assets and notes receivable to present the net amount expected to be collected (in thousands):

	Year Ended December 31, 2023			Year Ended December 31, 2022
	United States	Other countries	Total	United States	Other countries	Total
Balance, beginning of period	$3,064	$566	$3,630	$3,171	$178	$3,349
Provision for expected credit losses	815	269	1,084	309	391	700
Amounts written off charged against the allowance	(510)	(244)	(754)	(416)	—	(416)
Other, including foreign currency translation	—	6	6	—	(3)	(3)
Balance, end of period (1)	$3,369	$597	$3,966	$3,064	$566	$3,630

(1)	Ending balance includes allowance for credit losses recorded in other current liabilities on the consolidated balance sheets, which is related to off-balance-sheet credit exposure.

As of December 31, 2023 and December 31, 2022, the allowance for expected credit losses for each type of customer receivable and off-balance-sheet exposures were as follows (in thousands):

	December 31, 2023	December 31, 2022
Accounts receivable and notes receivable, current	$2,392	$2,176
Contract assets, net	1,516	1,360
Long-term notes receivable, net of current portion	44	94
Other current liabilities	14	—
Total allowance for expected credit losses on customer receivables	$3,966	$3,630

2.

Note 5 - Inventory

Inventory consisted of the following at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$104,112	$72,740
Finished goods	165,743	129,731
Total inventory	$269,855	$202,471

Note 6 - Property and Equipment

Property and equipment consisted of the following at December 31, 2023 and December 31, 2022 (in thousands):

	Estimated
	Useful Life	December 31, 2023	December 31, 2022
Land	N/A	$51,612	$51,612
Building and leasehold improvements	3-39 years	32,092	25,874
Production equipment	3-5 years	105,245	57,170
Computers, equipment and software	3-5 years	30,778	25,154
Furniture and office equipment	3-5 years	8,383	7,420
Vehicles	5 years	7,451	4,027
Capitalized internal software development costs	3-5 years	14,799	14,198
Construction-in-process	N/A	55,397	62,283
Total cost		305,757	247,738
Less: Accumulated depreciation		(105,224)	(77,895)
Property and equipment, net		$200,533	$169,843

Construction-in-process included $31.0 million and $28.3 million related to the development of our new campus at December 31, 2023 and December 31, 2022, respectively.

Depreciation and amortization expense related to property and equipment was $28.1 million, $20.4 million and $15.8 million for the years ended December 31, 2023, 2022 and 2021, respectively, of which $13.6 million, $8.5 million and $6.3 million was included in cost of sales for the respective years.

Note 7 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2023 were as follows (in thousands):

		Software and
	TASER	Sensors	Total
Balance, beginning of period	$2,957	$42,026	$44,983
Goodwill acquired	—	12,751	12,751
Purchase accounting adjustments	—	(19)	(19)
Foreign currency translation adjustments	27	203	230
Balance, end of period	$2,984	$54,961	$57,945

Intangible assets (other than goodwill) consisted of the following at December 31, 2023 and December 31, 2022 (in thousands):

		December 31, 2023			December 31, 2022
		Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable (definite-lived) intangible assets:
Domain names	5 ‑ 10 years	$3,043	$(2,128)	$915	$3,043	$(1,823)	$1,220
Issued patents	5 ‑ 25 years	3,222	(1,707)	1,515	2,981	(1,507)	1,474
Issued trademarks	3 ‑ 15 years	1,333	(817)	516	1,119	(713)	406
Customer relationships	4 ‑ 8 years	5,530	(3,620)	1,910	4,892	(2,995)	1,897
Non-compete agreements	3 ‑ 4 years	448	(448)	—	447	(447)	—
Developed technology	3 ‑ 5 years	29,402	(16,562)	12,840	18,586	(13,244)	5,342
Total amortizable		42,978	(25,282)	17,696	31,068	(20,729)	10,339
Non-amortizable (indefinite-lived) intangible assets:
Trademarks		1,068	—	1,068	1,068	—	1,068
Patents and trademarks pending		775	—	775	751	—	751
Total non-amortizable		1,843	—	1,843	1,819	—	1,819
Total intangible assets		$44,821	$(25,282)	$19,539	$32,887	$(20,729)	$12,158

Amortization expense of intangible assets was $4.5 million, $4.0 million and $2.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Estimated amortization for intangible assets with definitive lives for the next five years ended December 31, and thereafter, is as follows (in thousands):

2024	$5,210
2025	2,375
2026	2,176
2027	1,814
2028	1,755
Thereafter	4,366
Total	$17,696

Note 8 – Strategic Investments

Strategic investments include investments in a number of non-public technology driven companies. We account for strategic investments under ASC 321 measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for the investments. The investments are measured at cost less impairment, adjusted for observable price changes and are assessed for impairment whenever events or changes in circumstances indicate that the fair value may be less than its carrying value.

In conjunction with certain of our strategic investments, we have the ability to commit additional capital over time through warrants and call options; for some investments, the exercisability and exercise prices are conditional on the achievement of certain performance metrics.

The following tables provide a roll-forward of the balance of strategic investments (in thousands):

	Year Ended December 31, 2023				Year Ended December 31, 2022
	Strategic investments	Warrants	Call options	Total	Strategic investments	Warrants	Call Options	Total
Balance, beginning of period	$277,676	$1,654	$17,233	$296,563	$80,775	$2,745	$—	$83,520
Investments	15,016	1,176	—	16,192	56,914	459	17,233	74,606
Fair value adjustments
Unrealized gains	—	—	—	—	44,376	28,539	—	72,915
Unrealized losses and impairments	(81,196)	(1,329)	—	(82,525)	(1,108)	—	—	(1,108)
Exercises	1,500	—	—	1,500	96,719	(30,089)	—	66,630
Balance, end of period	$212,996	$1,501	$17,233	$231,730	$277,676	$1,654	$17,233	$296,563

	Inception to date
	Strategic investments	Warrants	Call options	Total
Investments	$124,498	$4,222	$17,233	$145,953
Fair value adjustments
Realized gains	12,312	—	—	12,312
Unrealized gains	74,817	29,073	—	103,890
Unrealized losses and impairments	(82,304)	(1,705)	—	(84,009)
Exercises	98,219	(30,089)	—	68,130
Sales	(14,546)	—	—	(14,546)
Balance, end of period	$212,996	$1,501	$17,233	$231,730

In accordance with ASC 321-10-35-3, we determined an impairment indicator existed for one of our strategic investments as of June 30, 2023. Thus, we performed a quantitative analysis and concluded the fair value was less than the carrying value. An unrealized impairment loss of $73.8 million related to our strategic investment and related warrants was recorded in interest and other income, net on our consolidated statement of operations for the year ended December 31, 2023.

Note 9 - Other Long-Term Assets

Other long-term assets consisted of the following at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Deferred commissions	$119,401	$93,213
Deferred cost of goods sold	43,678	11,475
Operating lease assets	36,155	38,370
Cash surrender value of corporate-owned life insurance policies	7,558	4,274
Deferred implementation costs	2,175	3,045
Prepaid expenses, deposits and other	11,671	9,239
Total other long-term assets	$220,638	$159,616

Note 10 - Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Accrued salaries, commissions, benefits and bonus	$125,636	$97,882
Accrued professional, consulting and lobbying fees	7,377	3,861
Accrued warranty expense	7,374	811
Accrued income and other taxes	5,784	13,559
Accrued inventory in transit	12,197	10,548
Other accrued expenses	29,862	29,273
Accrued liabilities	$188,230	$155,934

Note 11 – Convertible Senior Notes

2027 Notes

In December 2022, we issued $690.0 million aggregate principal amount of our 2027 Notes in a private offering, which aggregate principal amount included the exercise in full of the initial purchasers’ option to purchase up to an additional $90.0 million principal amount of the Notes. The Notes mature on December 15, 2027 and bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. The total net proceeds from the issuance of the Notes, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs of $16.2 million, were approximately $673.8 million. The effective interest rate for the Notes was 0.99% and included interest payable and amortization of debt issuance cost.

If we undergo a fundamental change (as defined in the indenture governing the Notes), holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, up to but excluding the fundamental change repurchase date. In addition, following certain corporate events or if we issue a notice of redemption, it will increase the conversion rate for holders who elect to convert their Notes in connection with such corporate event or during the relevant redemption period.

The following table summarizes the carrying value of the Notes (in thousands):

	December 31, 2023	December 31, 2022
Principal	$690,000	$690,000
Unamortized debt issuance costs	(12,887)	(16,033)
Convertible notes carrying amount, net	$677,113	$673,967

We consider the fair value of the Notes to be a Level 2 measurement. The estimated fair value of the Notes at December 31, 2023 and December 31, 2022 is based on the closing trading price per $1,000 of the Notes as of the last day of trading for each period as follows (in millions):

	December 31, 2023	December 31, 2022
2027 Notes	$873.3	$687.3

Interest expense related to the Notes was as follows (in thousands):

	December 31, 2023	December 31, 2022
Contractual interest expense	$3,450	$211
Amortization of debt issuance costs	3,126	198
Total interest expense	$6,576	$409

Note Hedge

To reduce the impact of potential economic dilution upon conversion of the Notes, we entered into a convertible note hedge transaction (the “Note Hedge” or “2027 Note Hedge”) with certain investment banks, with respect to our common stock, concurrently with the issuance of the 2027 Notes.

	Purchase Price	Shares Purchased
2027 Note Hedge	$194,994	3,016,680

The Note Hedge covers shares of our common stock at a strike price per share that corresponds to the initial conversion price of the respective Notes, subject to adjustment, and is exercisable upon conversion of the Notes. If exercised, we may elect to receive cash, shares of our common stock, or a combination of cash and shares. We have accounted for the aggregate amount of purchase price for the Note Hedge as a reduction to additional paid-in capital. The Note Hedge will expire upon the maturity of the Notes. The Note Hedge is intended to reduce the potential economic dilution upon conversion of the Notes in the event that the market value per share of our common stock at the time of exercise is greater than the conversion price of the Notes. The Note Hedge is a separate transaction and is not part of the terms of the Notes. Holders of the Notes do not have any rights with respect to the Note Hedge. The Note Hedge does not impact earnings per share, as it was entered into to offset any dilution from the Notes. As of December 31, 2023, 3,016,680 shares remain subject to the Note Hedge.

Note Warrants

	Proceeds	Shares	Strike Price	First Expiration
2027 Warrants	$124,269	3,016,680	$338.86	March 15, 2028

Separately, we entered into warrant transactions with certain investment banks, whereby we sold warrants to acquire, subject to adjustment, the number of shares of our common stock shown in the table above. If the average market value per share of our common stock on each expiration date exceeds the strike price of the Warrants expiring on that day, such Warrants would have a dilutive effect on our earnings per share to the extent we report net income. According to the terms of the Warrants, the Warrants will be automatically exercised over a 60-trading day period beginning on the first expiration date as set forth above.

Note 12 - Commitments and Contingencies

Data Storage Commitment

In June 2022, we entered into a purchase agreement for cloud hosting with a six year term beginning July 1, 2022. The purchase agreement includes a total commitment of $425.0 million. Storage fees under this agreement were $62.4 million for the year ended December 31, 2023. The remaining purchase commitment at December 31, 2023 was $338.8 million.

Purchase Commitments

We routinely enter into cancelable and non-cancelable purchase orders with many of our key vendors. Based on the strategic relationships with many of these vendors, our ability to cancel these purchase orders and maintain a favorable relationship would be limited. As of December 31, 2023, we had approximately $429.5 million of open purchase orders and $351.2 million of other purchase obligations, inclusive of the data storage commitment noted above.

Product Litigation

As a manufacturer of weapons and other law enforcement tools used in high-risk field environments, we are often the subject of products liability litigation concerning the use of our products. We are currently named as a defendant in five lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CED was used by law enforcement officers in connection with arrests or training. While the facts vary from case to case, these product liability claims typically allege defective product design, manufacturing, and/or failure to warn. They seek compensatory and sometimes punitive damages, often in unspecified amounts.

We continue to aggressively defend all product litigation. As a general rule, it is our policy not to settle suspect injury or death cases. Exceptions are sometimes made where the settlement is strategically beneficial to us. Due to the confidential nature of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, we do not identify or comment on specific settlements by case or amount. Based on current information, we do not believe that the outcome of any such legal proceeding will have a material effect on our financial position, results of operations or cash flows. We are self-insured for the first $5.0 million of any product claim made after 2014. No judgment or settlement has ever exceeded this amount in any products case. We continue to maintain product liability insurance coverage, including an insurance policy fronting arrangement, above our self-insured retention with various limits depending on the policy period.

Antitrust Litigation

In January 2020, the U.S. Federal Trade Commission (“FTC”) filed an administrative enforcement action regarding our May 2018 acquisition of an insolvent body-worn camera competitor, Vievu LLC (“Vievu”). The FTC alleged the merger was anticompetitive and adversely affected the body-worn camera and digital evidence management market for “large metropolitan police departments,” which we deny and aggressively defended. On October 6, 2023, the FTC unilaterally dismissed its administrative complaint against Axon without consent decree or other condition.

Now pending in the District of New Jersey (Case No. 3:23-cv-7182) is a purported class action based primarily on the same dismissed FTC allegations that the Vievu acquisition substantially lessened competition in the body-worn camera systems market for U.S. law enforcement agencies. The Township of Howell (NJ), the City of Augusta (ME) and the City of Baltimore (MD) filed their consolidated amended complaint on November 27, 2023, alleging Sherman and Clayton Act violations against both Axon and Safariland LLC, which sold Vievu to Axon. The complaint further alleges that an ancillary holster supply agreement between Axon and Safariland LLC constituted an illegal restraint of trade in the long-range conducted energy weapon market. Axon denies the allegations and will vigorously defend the case. The parties have agreed on a briefing schedule concerning anticipated motion practice through mid-May, with rulings unlikely in 2024.

General

From time to time, we are notified that we may be a party to a lawsuit or that a claim is being made against us. It is our policy not to disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on us. After carefully assessing the claim, and assuming we determine that we are not at fault or we disagree with the damages or relief demanded, we vigorously defend any lawsuit filed against us. We record a liability when losses are deemed probable and reasonably estimable. When losses are deemed reasonably possible but not probable, we determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim, if material for disclosure. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, the availability of insurance, and the severity of any potential loss. We reevaluate and update accruals as matters progress over time.

Based on our assessment of outstanding litigation and claims as of December 31, 2023, we have determined that it is not reasonably possible that these losses, if any, from these lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements

Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At December 31, 2023, we had outstanding letters of credit issued under our credit facility of $7.5 million that are expected to expire throughout 2024 and 2025. Additionally, we had $10.5 million of outstanding surety bonds as of December 31, 2023 expiring in 2024.

Note 13 - Income Taxes

Income (loss) before provision (benefit) for income taxes included the following components for the years ended December 31 (in thousands):

	2023	2022	2021
United States	$132,448	$191,631	$(146,995)
Foreign	22,552	4,887	5,620
Total	$155,000	$196,518	$(141,375)

Significant components of the provision (benefit) for income taxes were as follows for the years ended December 31 (in thousands):

	2023	2022	2021
Current:
Federal	$33,084	$10,804	$(331)
State	10,371	10,118	85
Foreign	2,804	2,892	(60)
Total current	46,259	23,814	(306)
Deferred:
Federal	(61,106)	26,238	(65,557)
State	(9,244)	(2,002)	(15,266)
Foreign	89	(2,146)	478
Total deferred	(70,261)	22,090	(80,345)
Tax impact of unrecorded tax benefits liability	4,775	3,475	(706)
Provision for income taxes (Income tax benefit)	$(19,227)	$49,379	$(81,357)

A reconciliation of our effective income tax rate to the federal statutory rate follows for the years ended December 31 (in thousands):

	2023	2022	2021
Federal income tax at the statutory rate	$32,550	$41,283	$(29,691)
Excess stock-based compensation benefit	(106,522)	(4,616)	(205,483)
Executive compensation limitation	77,350	5,784	180,509
R&D credits	(26,204)	(13,340)	(34,376)
Change in valuation allowance	(4,695)	10,216	8,961
Change in liability for unrecognized tax benefits	4,351	3,215	10,188
State income taxes, net of federal benefit	3,658	7,928	(12,717)
Tax effects of intercompany transactions	(2,033)	(417)	96
Foreign tax credit	(1,922)	—	—
Global intangible low-taxed income	1,890	653	1,250
Other permanent differences (1)	1,201	1,118	592
Difference between statutory and foreign tax rates	1,013	(428)	(155)
Foreign derived intangible income deduction	(961)	(2,597)	—
Return to provision adjustment	346	(757)	204
Other	751	1,337	(735)
Provision for income taxes (Income tax benefit)	$(19,227)	$49,379	$(81,357)
Effective tax rate	(12.4)%	25.1%	57.5%
(1)	Other permanent differences include certain expenses that are not deductible for tax purposes including meals and entertainment, lobbying fees, and nondeductible transaction-related costs.

Significant components of our deferred income tax assets and liabilities are as follows at December 31, 2023 and December 31, 2022 (in thousands):

	2023	2022
Deferred income tax assets:
R&D capitalization, net	$99,746	$46,122
Deferred revenue	60,206	47,586
Convertible debt, net	39,649	48,378
R&D tax credit carryforward	16,554	12,826
Reserves, accruals, and other	12,264	9,080
Accrued bonus	11,253	8,652
Stock based compensation	10,544	15,374
Lease liability	9,664	9,973
Strategic investments	6,109	—
Amortization	4,425	2,820
Deferred compensation	2,803	1,575
Net operating loss carryforward	2,115	4,874
Inventory reserve	1,986	1,279
Total deferred income tax assets	277,318	208,539
Deferred income tax liabilities:
Depreciation	(14,575)	(10,272)
Right of use asset	(8,404)	(8,748)
Prepaid expenses	(2,223)	(1,119)
Customer contract asset	(690)	(552)
Goodwill amortization	(313)	—
Strategic investments	—	(4,615)
Total deferred income tax liabilities	(26,205)	(25,306)
Net deferred income tax assets before valuation allowance	251,113	183,233
Valuation allowance	(21,600)	(26,368)
Net deferred income tax assets	$229,513	$156,865

We have $17.5 million of state net operating losses (“NOLs”) which do not expire until 2041. We have $29.0 million of state R&D credits carrying forward, which expire at various dates between 2024 and 2037 or carry forward indefinitely. In the United Kingdom, we have $4.8 million of NOLs, which may be carried forward indefinitely.

In preparing our consolidated financial statements, management assesses the likelihood that its deferred income tax assets will be realized from future taxable income. In evaluating our ability to recover our deferred income tax assets, management considers all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. Management exercises significant judgment in determining our provision for income taxes, our deferred income tax assets and liabilities, and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred income tax assets. The net change in total valuation allowance for the years ended December 31, 2023, and 2022 was a decrease of $4.8 million and increase of $10.2 million, respectively. The valuation allowance changes are driven primarily by certain state R&D tax credits that are expected to expire unutilized and movement in deferred tax assets associated with unrealized investment losses and transaction costs incurred in connection with certain investments that are not more likely than not to be realized. The net change in the valuation allowance in 2023 and 2022 was recorded to tax expense.

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

We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal and state income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $25.8 million as of December 31, 2023. Should the unrecognized benefit of $25.8 million be recognized, our effective tax rate would be favorably impacted.

The following table presents a roll forward of our liability for unrecognized tax benefits, exclusive of accrued interest, as of December 31 (in thousands):

	2023	2022	2021
Balance, beginning of period	$21,492	$18,249	$7,657
Increase (decrease) in previous year tax positions	(215)	232	22
Increase in current year tax positions	6,963	3,343	11,416
Decrease due to lapse of statutes of limitations	(2,486)	(332)	(846)
Balance, end of period	$25,754	$21,492	$18,249

Federal income tax returns for 2020 through 2022 remain open to examination by the U.S. Internal Revenue Service, while state and local income tax returns for 2019 through 2022 also generally remain open to examination by state taxing authorities. The 2009 through 2018 state and local income tax returns are only open to the extent that net operating loss or other tax attributes carrying forward from those years were utilized in 2019 through 2022. The foreign tax returns for 2019 through 2022 also generally remain open to examination, although some foreign statutes can audit returns up to ten years.

We recognize interest and penalties related to unrecognized tax benefits within the provision (benefit) for income tax expense line in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2023, and 2022, we had accrued interest of $0.6 million and $0.3 million, respectively.

The Tax Cuts and Jobs Act of 2017 contains a provision that subjects a U.S. parent of a foreign subsidiary to current U.S. tax on its global intangible low-taxed income (“GILTI”). GILTI is eligible for a deduction that lowers the effective tax rate on GILTI to 10.5% for calendar years 2018 through 2025 and 13.125% after 2025. We report the tax impact of GILTI as a period cost when incurred. Accordingly, we do not provide deferred taxes for basis differences expected to reverse as GILTI.

Note 14 - Line of Credit

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

As of December 31, 2023, and 2022, respectively, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of December 31, 2023, we had letters of credit outstanding of approximately $7.5 million under the facility and available borrowing of $192.5 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at Term SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net debt to earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) ratio, which for the purposes of the credit agreement excludes investment interest income. “SOFR” is defined as a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York or a successor administrator of the secured overnight financing rate.

We are required to comply with a net leverage ratio, defined as consolidated total indebtedness to EBITDA, of no greater than 3.50 to 1.00 based upon a trailing four fiscal quarter period. At December 31, 2023, our net leverage ratio was 0.10 to 1.00. Additionally, we must comply with a consolidated interest coverage ratio, defined as EBITDA to consolidated interest expense, of no less than 3.50 to 1.00 based upon a trailing four fiscal quarter end. At December 31, 2023, our consolidated interest coverage ratio was 45.61 to 1.00.

Note 15 - Stockholders’ Equity

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

In May 2022, our shareholders approved the Axon Enterprise, Inc. 2022 Stock Incentive Plan (the “2022 Plan”) authorizing an additional 2.5 million shares, plus remaining available shares under prior plans, for issuance under the new plan. Combined with the 2019 Plan and other legacy stock incentive plans, there are 1.7 million shares available for grant as of December 31, 2023.

Performance-based Stock Awards

We have issued performance-based stock options and performance-based RSUs, the vesting of which is generally contingent upon the achievement of certain performance criteria related to our operating performance, as well as successful and timely development and market acceptance of future product introductions. In addition, certain of the performance-based RSUs have additional service requirements subsequent to the achievement of the performance criteria. Compensation expense is recognized over the requisite service period, which is defined as the longest explicit, implicit or derived service period based on management’s estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. For both service-based and performance-based RSUs, we account for forfeitures as they occur as a reduction to stock-based compensation expense and additional paid-in-capital

For performance-based stock options with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense is recognized for each pair of performance and market conditions over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. The fair value of such awards is estimated on the grant date using Monte Carlo simulations.

2018 CEO Performance Award

On May 24, 2018, our shareholders approved the Board of Directors’ grant of the 2018 CEO Performance Award to Patrick W. Smith, our Chief Executive Officer. The 2018 CEO Performance Award consists of 12 substantially equal tranches with a vesting schedule based entirely on the attainment of both operational goals (performance conditions) and market capitalization goals (market conditions), assuming continued employment either as the Chief Executive Officer or as both Executive Chairman and Chief Product Officer and service through each attainment date.

As of December 31, 2023, all 12 market capitalization and operational goals have been achieved and certified by the Compensation Committee. As a result, 6.4 million stock options have vested. As all 12 operational goals have been achieved, we recorded stock-based compensation expense of $246.0 million related to the 2018 CEO Performance Award. As of December 31, 2023, no unrecognized stock-based compensation expense remained.

eXponential Stock Performance Plan

On February 12, 2019, our shareholders approved the 2019 Plan, which was adopted by the Board of Directors to reserve a sufficient number of shares to facilitate our 2019 XSPP and grants of 2019 XSUs under the 2019 Plan.

As of December 31, 2023, all 12 market capitalization and operational goals have been achieved and certified by the Compensation Committee. We recorded stock-based compensation expense of $199.9 million related to the 2019 XSU awards from their respective grant dates through December 31, 2023. As of December 31, 2023, there was no unrecognized stock-based compensation expense.

2024 CEO Performance Award and 2024 eXponential Stock Plan

On October 14, 2023, our Board of Directors approved the 2024 eXponential Stock Plan (“XSP 2.0”) and, on December 20, 2023, the Board approved a pool of 4,516,370 shares of the Company’s common stock to be reserved for grants of awards of eXponential Stock Units (“2024 XSUs”) to employees under the plan, including those who elected to have compensation withheld in order to participate in the plan. The 2024 XSUs are grants of performance-based RSUs, each with a term of approximately seven years, that vest in seven substantially equal tranches.  Additionally, on December 18, 2023, the Compensation Committee granted to our Chief Executive Officer an award of 2024 XSUs covering 679,102 shares of Company common stock (the “2024 CEO Performance Award”).  Both XSP 2.0 and the 2024 CEO Performance Award are subject to shareholder approval at our upcoming Annual Meeting of Shareholders. Dollar-denominated awards granted under XSP 2.0 and the 2024 CEO Performance Award were converted to 2024 XSUs using a price per share of common stock of $220.88, which reflects the 90-day volume weighted average price per share as of the trading day preceding the grant date. Neither XSP 2.0 nor the 2024 CEO Performance Award will have a financial statement impact unless and until either or both are approved by shareholders at our Annual Meeting of Shareholders in May 2024.

Restricted Stock Units

The following table summarizes RSU activity for the years ended December 31 (number of units and aggregate intrinsic value in thousands):

	2023		2022		2021
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant-Date	of	Grant-Date	of	Grant-Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Units outstanding, beginning of year	1,565	$145.48	1,115	$133.40	1,107	$76.10
Granted	915	227.62	1,142	143.03	686	165.67
Released	(740)	140.81	(541)	117.49	(554)	66.23
Forfeited	(125)	157.95	(151)	138.99	(124)	100.64
Units outstanding, end of year	1,615	193.09	1,565	145.48	1,115	133.40
Aggregate intrinsic value at year end	$417,240

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $258.33 per share, multiplied by the number of RSUs outstanding. The fair value as of the respective vesting dates of RSUs that vested during the year was $161.7 million, $84.9 million and $96.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, we had $273.5 million of total unrecognized stock-based compensation expense related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.29 years. Shares underlying RSUs are released when vesting requirements are met.

Certain RSUs that vested in the year ended December 31, 2023 were net-share settled, such that we withheld shares to cover the employees’ tax obligations for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to RSUs during 2023 were approximately 26,000 and had a value of approximately $5.4 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Performance Stock Units

The following table summarizes performance stock unit (“PSU”) activity, inclusive of 2019 XSUs, for the years ended December 31 (number of units and aggregate intrinsic value in thousands):

	2023		2022		2021
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant-Date	of	Grant-Date	of	Grant-Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Units outstanding, beginning of year	1,369	$43.43	1,499	$39.86	5,618	$35.71
Granted	319	218.04	158	106.57	309	77.53
Released	(1,238)	37.98	(78)	107.58	(4,345)	37.16
Forfeited	(56)	48.40	(210)	41.62	(83)	40.91
Units outstanding, end of year	394	201.61	1,369	43.43	1,499	39.86
Aggregate intrinsic value at year end	$101,751

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $258.33 per share, multiplied by the number of PSUs outstanding. As of December 31, 2023, there was $57.8 million in total unrecognized stock-based compensation expense related to PSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the PSUs over a weighted average period of 2.73 years. Shares underlying PSUs are released when vesting requirements are met.

Certain PSUs that vested in the year ended December 31, 2023 were net-share settled such that we withheld shares to cover the employees’ tax obligations for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to PSUs were approximately 0.5 million and had a value of $102.5 million on their respective vesting dates as determined by the closing stock price on such dates.  Payments for the employees’ tax obligations are reflected as a financing activity within the consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital. Payments for the employees’ tax obligations are reflected as a financing activity within the consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

Stock Option Activity

The following table summarizes stock option activity for the years ended December 31 (number of options in thousands):

	2023		2022		2021
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding, beginning of year	2,438	$28.58	2,438	$28.58	6,366	$28.58
Granted	—		—	—	—	—
Exercised	(1,907)	28.58	—	—	(3,928)	28.58
Expired / terminated	—		—	—	—	—
Options outstanding, end of year	531	28.58	2,438	28.58	2,438	28.58
Options exercisable, end of year	531	28.58	1,377	28.58	1,377	28.58

We did not grant any stock options in 2023, 2022 or 2021. The total intrinsic value of options exercised was $323.0 million and $571.4 million for the years ended December 31, 2023 and 2021, respectively; no options were exercised in the year ending December 31, 2022. The intrinsic value for options exercised was calculated as the difference between the exercise price of the underlying stock option awards and the market price of our common stock on the date of exercise.

The following table summarizes information about stock options that were fully vested or expected to vest as of December 31, 2023 (number of options in thousands):

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average	Weighted		Average
	Number of	Average	Remaining	Number of	Average	Remaining
Range of	Options	Exercise	Contractual	Options	Exercise	Contractual
Exercise Price	Outstanding	Price	Life (Years)	Exercisable	Price	Life (Years)
$28.58	531	$28.58	4.16	531	$28.58	4.16

The aggregate intrinsic value of options exercisable at December 31, 2023 was $122.0 million. Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $258.33 on the last trading day for the period ending December 31, 2023.

Stock-based Compensation Expense

We account for stock-based compensation using the fair-value method. Reported stock-based compensation expense was classified as follows for the years ended December 31 (in thousands):

	2023	2022	2021
Cost of product and service sales	$6,595	$4,607	$5,844
Sales, general and administrative expenses	58,533	51,301	238,813
Research and development expenses	66,230	50,268	58,674
Total stock-based compensation expense	$131,358	$106,176	$303,331
Income tax benefit	$13,509	$25,154	$30,586

Stock Inducement Plan

In September 2022, our Board of Directors adopted the Axon Enterprise, Inc. 2022 Stock Inducement Plan (the “2022 Inducement Plan”) pursuant to which we reserved 250,000 shares of common stock for issuance under the 2022 Inducement Plan. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the 2022 Inducement Plan may only be made to individuals not previously employed by us (or following such individuals’ bona fide periods of non-employment by us), as an inducement material to the individuals’ entry into employment with us. The terms and conditions of the 2022 Inducement Plan are substantially similar to the Axon Enterprise, Inc. 2019 Stock Inducement Plan. There are approximately 0.1 million shares available for grant as of December 31, 2023.

At-the-Market Equity Offering

During the year ended December 31, 2023, we sold 467,594 shares of our common stock under our “at-the-market” equity offering program (the “ATM”). We generated approximately $96.4 million in aggregate gross proceeds from sales under the ATM. Aggregate net proceeds from the ATM were $94.7 million after deducting related expenses, including commissions to the sales agent and issuance costs of $1.7 million. During the year ending December 31, 2022, no shares were sold under the ATM. During the year ended December 31, 2021, we sold 577,956 shares of our common stock under the ATM and generated approximately $107.6 million in aggregate gross proceeds from sales under the ATM.  Aggregate net proceeds from the ATM were $105.4 million after deducting related expenses, including commissions to the sales agent of $1.6 million and issuance costs of $0.5 million.

We may sell up to a total of 3.0 million shares of our common stock under the ATM, of which approximately 2.0 are remaining. The ATM expires on April 20, 2024. We intend to use the net proceeds from the ATM for general corporate purposes, which may include, among other things, providing capital to satisfy a portion of the tax obligations related to the vesting and settlement of stock compensation awards granted to our executive officers and other employees under our stock plans, to support our growth, and to acquire or invest in product lines, products, services, technologies or facilities.

Stock Repurchase Plan

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. As of December 31, 2023 and 2022, $16.3 million remained available under the plan for future purchases.

Subsequent Event

On December 8, 2023, the Compensation Committee approved a compensation package for our Chief Executive Officer. This compensation package provides for compensation opportunities to Mr. Smith in a lesser amount than the Committee was otherwise willing to provide so that the Company could instead provide enhanced compensation opportunities to other employees of the Company.

On January 2, 2024, we granted an aggregate of 0.4 million RSUs to employees whose compensation was under a specified threshold. The RSUs generally vest in five annual installments from March 2024 through March 2028.

Note 16 – Accumulated Other Comprehensive Income (loss)

The following table reflects the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Gains (Losses)
	on Available-for-Sale	Foreign Currency
	Investments	Translation	Total
Balance, December 31, 2020	$—	$141	$141
Other comprehensive loss	(207)	(1,251)	(1,458)
Balance, December 31, 2021	$(207)	$(1,110)	$(1,317)
Other comprehensive loss	(1,044)	(4,818)	(5,862)
Balance, December 31, 2022	$(1,251)	$(5,928)	$(7,179)
Other comprehensive loss	852	(4,352)	(3,500)
Balance, December 31, 2023	$(399)	$(10,280)	$(10,679)

Note 17 - Leases

Lease Obligations

We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Additionally, we use the portfolio approach in determining the discount rate used to present value lease payments. We give consideration to our 2027 Notes, line of credit, macroeconomic factors as well as publicly available data for instruments with similar characteristics when estimating our incremental borrowing rates. The ROU asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives.

We have operating leases for office space and logistical functions. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For leases beginning on or after January 1, 2019, we account for lease components separately from non-lease components for all asset classes.

Our leases have remaining terms of less than one to approximately 10 years, some of which include one or more options to renew for up to five years, and some of which include options to terminate the leases within one year. The exercise of lease renewal options is at our sole discretion and such options are included in ROU assets and liabilities for renewal periods that are reasonably certain of exercise. Certain of our lease agreements include stated rental payment escalations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We had no finance leases as of December 31, 2023.

Leases (in thousands)	Classification	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Other assets	$36,155	$38,370
Liabilities
Current
Operating	Other current liabilities	$7,938	$6,357
Noncurrent
Operating	Other long-term liabilities	33,550	37,143
Total lease liabilities		$41,488	$43,500

The components of operating lease expense were as follows for the years ended December 31 (in thousands):

	Classification	2023	2022	2021
Operating lease expense	Sales, general and administrative expenses (1)	$6,659	$4,388	$3,820
	Research and development expense	3,366	4,315	3,675
Total operating lease expense (2)		$10,025	$8,703	$7,495
(1)	An immaterial portion of operating lease expense is included within cost of sales.
(2)	Includes short-term leases, which are immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Twelve Months Ended		Twelve Months Ended
	December 31, 2023		December 31, 2022
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,846		$9,216
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	5,927		21,815
Weighted average remaining lease term:
Operating leases	7.1	years	7.2	years
Weighted average discount rate:
Operating leases	6.05%		5.44%

Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows (in thousands):

Operating
2024	10,234
2025	9,864
2026	6,218
2027	3,915
2028	3,855
Thereafter	19,166
Total minimum lease payments	53,252
Less: Amount representing interest	(11,764)
Present value of lease payments	$41,488

As of December 31, 2023, we have entered into an additional lease that has not yet commenced, with estimated future minimum lease payments totaling $20.8 million over 12 years.

Note 18 - Employee Benefit Plans

We have a defined contribution profit sharing 401(k) plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to the maximum allowed by law of their eligible compensation.

We also sponsor defined contribution plans in Australia, Canada, Finland and the United Kingdom.

Our matching contributions for all defined contribution plans for the years ended December 31, 2023, 2022 and 2021, were approximately $14.5 million, $10.9 million and $7.4 million, respectively.

Note 19 - Segment Data

Our operations comprise two reportable segments: the TASER segment and the Software and Sensors segment. In both segments, we report sales of products and services. Service revenue in both segments includes sales related to Axon Evidence. In the TASER segment, service revenue also includes digital subscription training content. In the Software and Sensors segment, service revenue also includes other recurring cloud-hosted software revenue and related professional services. Collectively, this revenue is sometimes referred to as “Axon Cloud revenue.”  Our Chief Executive Officer, who is the CODM, is not provided asset information or SG&A expenses by segment.

Information relative to our reportable segments was as follows (in thousands):

	For the year ended December 31, 2023
		Software and
	TASER	Sensors	Total
Net sales from products	$577,610	$390,101	$967,711
Net sales from services	34,995	560,685	595,680
Net sales	612,605	950,786	1,563,391
Cost of product sales	238,364	212,354	450,718
Cost of service sales	3,613	153,678	157,291
Cost of sales	241,977	366,032	608,009
Gross margin	$370,628	$584,754	$955,382

Research and development	$62,393	$241,326	$303,719

	For the year ended December 31, 2022
		Software and
	TASER	Sensors	Total
Net sales from products	$511,010	$290,378	$801,388
Net sales from services	20,556	367,991	388,547
Net sales	531,566	658,369	1,189,935
Cost of product sales	194,957	168,262	363,219
Cost of service sales	—	98,078	98,078
Cost of sales	194,957	266,340	461,297
Gross margin	$336,609	$392,029	$728,638

Research and development	$51,607	$182,203	$233,810

	For the year ended December 31, 2021
		Software and
	TASER	Sensors	Total
Net sales from products	$426,916	$181,609	$608,525
Net sales from services	10,011	244,845	254,856
Net sales	436,927	426,454	863,381
Cost of product sales	149,739	110,359	260,098
Cost of service sales	145	62,228	62,373
Cost of sales	149,884	172,587	322,471
Gross margin	$287,043	$253,867	$540,910

Research and development	$46,136	$147,890	$194,026

Note 20 – Business Acquisition

During the year ended December 31, 2023, we completed an acquisition for total purchase consideration of $23.9 million. The purchase price included $2.2 million of contingent cash consideration, which is expected to be earned by the sellers upon meeting specified targets by July 1, 2027. Total transaction costs related to the acquisition were $2.3 million for the year ended December 31, 2023. These transaction costs were expensed as incurred in SG&A expenses in our consolidated statements of operations.

The purchase price allocation is subject to revision during the measurement period pending final asset valuation procedures and related calculations. Based on the purchase price allocation, we recorded $12.9 million of goodwill, $11.5 million of identifiable intangible assets, and $2.2 million in net tangible assets, excluding deferred taxes. We recorded a net deferred tax liability of $2.8 million.

The goodwill generated from the acquisition is primarily attributable to synergies that are expected to be achieved from the integration of the business and is not deductible for tax purposes. We have assigned the goodwill to the Software and Sensors segment.

Note 21 – Subsequent Event

In January 2024, we acquired the remaining outstanding stock of Fusus, Inc. (“Fusus”), a global leader in real-time crime center technology, for $240.0 million, subject to customary purchase price adjustments. The acquisition expands our ability to aggregate live video, data, and sensor feeds, which enhances situational awareness and investigative capabilities for our customers in public safety, education and enterprise. Prior to this transaction, we had an approximately 20% ownership interest in Fusus. This transaction is considered a “step acquisition” under GAAP whereby our ownership interest in Fusus held before the acquisition is required to be remeasured to fair value at the date of the acquisition.

Due to the timing of the transaction, the initial accounting for the acquisition is not yet complete. Transaction costs related to the acquisition were approximately $2.6 million for the year ended December 31, 2023. These transaction costs were expensed as incurred in SG&A in our consolidated statements of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Axon Enterprise, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Axon Enterprise, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and  comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2024 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

The principal consideration for our determination that these revenue recognition matters are a critical audit matter is that significant judgment is exercised by the Company in determining revenue recognition for contracts with multiple performance obligations, and includes the following:

●	Judgment in modification assessment and conclusions resulting from amendments to existing contracts.
●	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized (e.g., substantive termination penalties).
●	Identification of all promises in the contract and whether such promises are limited to distinct explicit goods or services or whether they may be implied.
●	Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately, which may include a market assessment of what the customer would be willing to pay for each performance obligation or an estimate of the expected cost plus an appropriate estimated margin of the performance obligation.

These judgments require significant auditor subjectivity in evaluating the reasonableness of those judgments. Our audit procedures related to the revenue recognition for contracts with multiple performance obligations included the following, among others:

●	We tested the design and operating effectiveness of controls over the Company’s contract review process, including those over the assessment of amendments to existing contracts, treatment of contract term assessments, the identification of distinct performance obligations included in the initial or amended contract, and the establishment and monitoring of standalone selling prices.
●	We evaluated management’s judgment in significant accounting polices related to these arrangements for reasonableness.
●	For a sample of contracts, we performed the following procedures:
o	Obtained and analyzed the contract source documents for each selection, and other documents deemed a component of the arrangement, in order to test the appropriateness of management’s identification and determination of contract terms.
o	Assessed contractual terms and the appropriateness of material right determinations.
o	Obtained management’s contract review assessment and corroborate the judgments applied in accounting for the arrangements.
o	Assessed the terms in the arrangement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
o	Traced the term of the revenue recognition period to the contract and recalculated the expected revenue recognized during the period.
●	We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services by comparing the stand-alone prices to historic stand-alone transactions and other data.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Phoenix, Arizona

February 27, 2024

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of the Chief Executive Officer (as the principal executive officer) and Chief Financial Officer (as the principal financial and accounting officer), which are required in accordance with Rule 13a-14 of the Exchange Act. This section includes information concerning the controls and controls evaluation referred to in the certifications. This section should be read in conjunction with the certifications and the Grant Thornton LLP attestation report for a more complete understanding of the topics presented. Grant Thornton LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2023 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Grant Thornton LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Remediation Plan of Prior Period Material Weakness

Management previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal 2023, a material weakness in our internal control over financial reporting. Specifically, during the fourth quarter of 2022, management identified a material weakness in our internal controls stemming from control deficiencies with respect to the risks of understatement of software and services revenue and overstatement of deferred revenue. This material weakness in internal control over financial reporting resulted from a failure to effectively manage the migration of triggering events for certain software and services performance obligations during the quote-to-cash phase of the implementation of our Enterprise Resource Planning (“ERP”) and related systems in 2021.

We have completed our plan of remediation for the material weakness described above, which primarily consisted of the design and implementation of new business processes and automation of integrations between our systems as well as enhanced our reconciliation controls and monitoring procedures to properly ensure transactions are identified and recorded timely and accurately. During the quarter ended December 31, 2023, management completed its evaluation and testing of the operating effectiveness of the improved controls and deemed them to be designed and operating effectively. As a result, management concluded that the previously disclosed material weakness has been remediated as of December 31, 2023.

Changes in Internal Control over Financial Reporting

Except for the changes noted above, there have been no other changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Axon Enterprise, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Axon Enterprise, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 27, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Phoenix, Arizona

February 27, 2024

Item 9B.    Other Information

During the fiscal quarter ended December 31, 2023, certain of our officers or directors have made, and may from time to time make, elections to have shares withheld or sold to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

No other Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by Item 408(c) of Regulation S-K) were entered into, modified or terminated by our directors or officers during such period.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”), which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 11.   Executive Compensation

The information required to be disclosed by this item is incorporated herein by reference to our 2024 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A description of our equity compensation plans approved by our shareholders is included in Note 15 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The following table provides details of our equity compensation plans at December 31, 2023:

	Number of	Weighted	Number of Securities
	Securities to be	Average	Remaining Available for
	Issued upon	Exercise Price	Future Issuance Under Equity
	Exercise of Outstanding	of Outstanding Options,	Compensation Plans (Excluding Securities
	Options, Warrants and Rights	Warrants and Rights	Reflected
Plan Category	(a)	(b) (1)	in Column (a)) (c)
Equity compensation plans approved by security holders	2,469,260	$28.58	1,708,146
Equity compensation plans not approved by security holders(2)	70,694	—	112,505
Total	2,539,954		1,820,651
(1)	The weighted average exercise price is calculated based solely on the exercise prices of the outstanding stock options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs that have no exercise price.
(2)	In September 2022, our Board of Directors adopted the Axon Enterprise, Inc. 2022 Stock Inducement Plan (the “2022 Inducement Plan”) pursuant to which we reserved 250,000 shares of common stock for issuance under the 2022 Inducement Plan. In September 2019, our Board of Directors adopted the Axon Enterprise, Inc. 2019 Stock Inducement Plan (the “2019 Inducement Plan” and, together with the 2022 Inducement Plan, the “Inducement Plans”) pursuant to which we reserved 500,000 shares of common stock for issuance under the 2019 Inducement Plan. The Inducement Plans were adopted without shareholder approval pursuant to Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules. Each Inducement Plan provides for the grant of equity-based awards, including restricted stock,

RSUs, performance shares and PSUs, and its terms are substantially similar to our shareholder-approved 2022 Plan and 2019 Plan, respectively. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under each Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company.

All other information required to be disclosed by this item is incorporated herein by reference to our 2024 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is incorporated herein by reference to our 2024 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required to be disclosed by this item is incorporated herein by reference to our 2024 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
1.	Consolidated financial statements: All consolidated financial statements as set forth under Part II, Item 8 of this report.
2.	Supplementary Financial Statement Schedules: Supplementary schedules have not been included because they are not applicable or because the information is included elsewhere in this report.
3.	Exhibits:
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed August 9, 2022)
3.2	Bylaws, as amended and restated (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed December 21, 2023)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))
4.2*	Description of Securities of Axon Enterprise, Inc. registered under Section 12 of the Exchange Act
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

10.3+	TASER International, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on July 12, 2013)
10.4+	Axon Enterprise, Inc. 2018 Stock Incentive Plan (incorporated by reference to Annex B of the Company’s Proxy Statement, filed on April 13, 2018)
10.5+	CEO Performance Award (incorporated by reference to Annex A of the Company’s Proxy Statement, filed on April 13, 2018)
10.6+	Axon Enterprise, Inc. 2019 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Proxy Statement, filed on December 31, 2018)

Exhibit Number	Description
10.7+	Axon Enterprise, Inc. 2019 Stock Incentive Plan Exponential Stock Unit Grant Notice (incorporated by reference to Annex B of the Company’s Proxy Statement, filed on December 31, 2018)
10.8+	Executive Employment Agreement by and between Axon Enterprise, Inc. and Joshua M. Isner (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed June 4, 2019)
10.9+

Executive Employment Agreement by and between Axon Enterprise, Inc. and Jeffrey C. Kunins, dated September 23, 2019 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K, filed February 28, 2020)

10.10+	Axon Enterprise, Inc. 2019 Stock Inducement Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8, filed September 23, 2019)
10.11+	Auction Statement from the Company to the Arizona State Land Department (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed November 6, 2020)
10.12±

Construction Management Agreement, dated February 23, 2022, by and between Axon Enterprise, Inc. and Okland Construction Company, Inc. (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K, filed February 24, 2022)

10.13+	Axon Enterprise, Inc. 2022 Stock Incentive Plan (incorporated by reference to Annex B of the Company’s Proxy Statement, filed April 8, 2022)
10.14+	Axon Enterprise, Inc. 2022 Stock Inducement Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8, filed September 23, 2022)
10.15+	Executive Employment Agreement by and between Axon Enterprise, Inc. and Brittany Bagley (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed November 9, 2022)
10.16	Form of Convertible Note Hedge Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed December 9, 2022)
10.17	Form of Warrant Confirmation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed December 9, 2022)
10.18

Credit Agreement, dated December 15, 2022, by and between Axon Enterprise, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K, filed February 28, 2023)

10.19+

Employment Agreement, dated December 8, 2023, by and between Axon Enterprise, Inc. and Patrick W. Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed December 14, 2023)

10.20+

Letter Agreement, dated December 8, 2023, by and between Axon Enterprise, Inc. and Patrick W. Smith (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed December 14, 2023)

21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton, LLP, independent registered public accounting firm
24.1*	Powers of attorney (see signature page)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Axon Enterprise, Inc. Incentive Compensation Recovery Policy
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company’s Annual Report for the year ended December 31, 2023, formatted in Inline XBRL

+	Management contract or compensatory plan or arrangement
*	Filed herewith

**	Furnished herewith
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

AXON ENTERPRISE, INC.

Date: February 27, 2024
	By:	/s/ PATRICK W. SMITH
Chief Executive Officer, Director
(Principal Executive Officer)

Date: February 27, 2024	By:	/s/ BRITTANY BAGLEY
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

Signature	Title	Date

Chief Executive Officer, Director
/s/ PATRICK W. SMITH	(Principal Executive Officer)	February 27, 2024
Patrick W. Smith

Chief Operating Officer and Chief Financial Officer
/s/ BRITTANY BAGLEY	(Principal Financial and Accounting Officer)	February 27, 2024
Brittany Bagley

/s/ ERIKA AYERS BADAN	Director	February 27, 2024
Erika Ayers Badan

/s/ ADRIANE M. BROWN	Director	February 27, 2024
Adriane M. Brown

/s/ JULIE A. CULLIVAN	Director	February 27, 2024
Julie A. Cullivan

/s/ MICHAEL GARNREITER	Director	February 27, 2024
Michael Garnreiter

/s/ CAITLIN E. KALINOWSKI	Director	February 27, 2024
Caitlin E. Kalinowski

/s/ MARK W. KROLL	Director	February 27, 2024
Mark W. Kroll

/s/ MATTHEW R. MCBRADY	Director	February 27, 2024
Matthew R. McBrady

/s/ HADI PARTOVI	Director	February 27, 2024
Hadi Partovi

/s/ GRAHAM SMITH	Director	February 27, 2024
Graham Smith

/s/ JERI WILLIAMS	Director	February 27, 2024
Jeri Williams