Form 10-Q
period 2024-03-31
AXON ENTERPRISE, INC.
filed 2024-05-07
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024 or
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

The number of shares of the registrant’s common stock outstanding as of May 1, 2024 was 75,467,220.

AXON ENTERPRISE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public as well as verbal forward-looking statements. These forward-looking statements include, without limitation, statements regarding: proposed products and services and related development efforts and activities; expectations about the market for our current and future products and services; the impact of pending litigation; strategies and trends relating to subscription plan programs and revenues; statements related to recently completed acquisitions; our anticipation that contracts with governmental customers will be fulfilled; strategies and trends, including the amounts and benefits of, research and development (“R&D”) investments; the sufficiency of our liquidity and financial resources; expectations about customer behavior; the impact on our investment portfolio of changes in interest rates; our potential use of foreign currency forward and option contracts; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements of management’s strategies, goals and objectives and other similar expressions; as well as the ultimate resolution of financial statement items requiring critical accounting estimates, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. The following important factors could cause actual results to differ materially from those in the forward-looking statements: our exposure to cancellations of government contracts due to appropriation clauses, exercise of a cancellation clause, or non-exercise of contractually optional periods; the ability of law enforcement agencies to obtain funding, including based on tax revenues; our ability to design, introduce and sell new products, services or features; our ability to defend against litigation and protect our intellectual property, and the resulting costs of this activity; our ability to win bids through the open bidding process for governmental agencies; our ability to manage our supply chain and avoid production delays, shortages and impacts to expected gross margins; the impacts of inflation, macroeconomic conditions and global events; the impact of catastrophic events or public health emergencies; the impact of stock-based compensation expense, impairment expense, and income tax expense on our financial results; customer purchase behavior, including adoption of our software as a service delivery model; negative media publicity or sentiment regarding our products; the impact of various factors on projected gross margins; defects in, or misuse of, our products; changes in the costs of product components and labor; loss of customer data, a breach of security, or an extended outage, including by our third party cloud-based storage providers; exposure to international operational risks; delayed cash collections and possible credit losses due to our subscription model; changes in government regulations in the United States and in foreign markets, especially related to the classification of our products by the United States Bureau of Alcohol, Tobacco, Firearms and Explosives; our ability to integrate acquired businesses; the impact of declines in the fair values or impairment of our investments, including our strategic investments; our ability to attract and retain key personnel; litigation or inquiries and related time and costs; and counter-party risks relating to cash balances held in excess of federally insured limits. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. This Quarterly Report on Form 10-Q lists various important factors that could cause actual results to differ materially from expected and historical results. These factors are intended as cautionary statements for investors within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Readers can find them under the heading “Risk Factors” in this Quarterly Report on Form 10-Q, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AXON ENTERPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$403,870	$598,545
Marketable securities	99,720	77,940
Short-term investments	560,186	644,054
Accounts and notes receivable, net of allowance of $2,298 and $2,392 as of March 31, 2024 and December 31, 2023, respectively	476,764	417,690
Contract assets, net	266,172	275,779
Inventory	271,318	269,855
Prepaid expenses and other current assets	123,677	112,786
Total current assets	2,201,707	2,396,649
Property and equipment, net	209,166	200,533
Deferred tax assets, net	208,861	229,513
Intangible assets, net	89,419	19,539
Goodwill	308,470	57,945
Long-term notes receivable, net	2,397	2,588
Long-term contract assets, net	88,209	77,710
Strategic investments	295,497	231,730
Other long-term assets	212,470	220,638
Total assets	$3,616,196	$3,436,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,075	$88,326
Accrued liabilities	127,415	188,230
Current portion of deferred revenue	516,404	491,691
Customer deposits	21,979	21,935
Other current liabilities	9,601	9,787
Total current liabilities	757,474	799,969
Deferred revenue, net of current portion	293,878	281,852
Liability for unrecognized tax benefits	18,610	18,049
Long-term deferred compensation	14,700	11,342
Long-term lease liabilities	32,546	33,550
Convertible notes, net	677,895	677,113
Other long-term liabilities	3,078	2,936
Total liabilities	1,798,181	1,824,811
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 75,466,171 and 75,301,424 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	1	1
Additional paid-in capital	1,421,080	1,347,410
Treasury stock at cost, 20,220,227 shares as of March 31, 2024 and December 31, 2023	(155,947)	(155,947)
Retained earnings	564,467	431,249
Accumulated other comprehensive loss	(11,586)	(10,679)
Total stockholders’ equity	1,818,015	1,612,034
Total liabilities and stockholders’ equity	$3,616,196	$3,436,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Net sales from products	$272,048	$219,389
Net sales from services	188,688	123,654
Net sales	460,736	343,043
Cost of product sales	151,698	107,584
Cost of service sales	48,992	31,357
Cost of sales	200,690	138,941
Gross margin	260,046	204,102
Operating expenses:
Sales, general and administrative	152,669	116,567
Research and development	91,097	70,927
Total operating expenses	243,766	187,494
Income from operations	16,280	16,608
Interest income, net	10,374	9,666
Other income, net	139,066	15,610
Income before provision for income taxes	165,720	41,884
Provision for (benefit from) income taxes	32,502	(3,255)
Net income	$133,218	$45,139
Net income per common and common equivalent shares:
Basic	$1.77	$0.62
Diluted	$1.73	$0.61
Weighted average number of common and common equivalent shares outstanding:
Basic	75,355	72,638
Diluted	77,132	73,880
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$133,218	$45,139
Foreign currency translation adjustments	(801)	1,676
Unrealized gain (loss) on available-for-sale investments	(106)	184
Comprehensive income	$132,311	$46,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2023	75,301,424	$1	$1,347,410	20,220,227	$(155,947)	$431,249	$(10,679)	$1,612,034
Issuance of common stock under employee plans, net	164,747	—	(2,710)	—	—	—	—	(2,710)
Stock-based compensation	—	—	75,115	—	—	—	—	75,115
Issuance of replacement awards in connection with acquisitions	—	—	1,265	—	—	—	—	1,265
Net income	—	—	—	—	—	133,218	—	133,218
Other comprehensive loss, net	—	—	—	—	—	—	(907)	(907)
Balance, March 31, 2024	75,466,171	1	1,421,080	20,220,227	(155,947)	564,467	(11,586)	$1,818,015

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2022	71,474,581	$1	$1,174,594	20,220,227	$(155,947)	$257,022	$(7,179)	$1,268,491
Issuance of common stock	154,500	—	33,650	—	—	—	—	33,650
Issuance of common stock under employee plans, net	335,629	—	(34,841)	—	—	—	—	(34,841)
Stock options exercised	1,901,535	—	54,346	—	—	—	—	54,346
Stock-based compensation	—	—	34,350	—	—	—		34,350
Issuance of common stock for business combination contingent consideration	7,817	—	—	—	—	—	—	—
Net income	—	—	—	—	—	45,139	—	45,139
Other comprehensive income, net	—	—	—	—	—	—	1,860	1,860
Balance, March 31, 2023	73,874,062	$1	$1,262,099	20,220,227	$(155,947)	$302,161	$(5,319)	$1,402,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$133,218	$45,139
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on strategic investments and marketable securities, net	(97,419)	(15,570)
Stock-based compensation	75,115	34,350
Gain on remeasurement of previously held minority interest, net	(42,292)	—
Deferred income taxes	20,670	(9,660)
Depreciation and amortization	11,564	6,689
Bond amortization	(4,990)	(3,890)
Noncash lease expense	1,795	1,395
Amortization of debt issuance cost	782	756
Unrecognized tax benefits	544	855
Other noncash items	461	1,047
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(51,132)	(50,431)
Inventory	(710)	(15,811)
Prepaid expenses and other assets	2	(64,348)
Accounts payable, accrued and other liabilities	(84,289)	(37,043)
Deferred revenue	20,743	50,199
Net cash used in operating activities	(15,938)	(56,323)
Cash flows from investing activities:
Purchases of investments	(241,457)	(145,124)
Proceeds from call, maturity, and sale of investments	330,472	81,088
Purchases of property and equipment	(16,194)	(8,513)
Proceeds from disposal of property and equipment	34	—
Purchases of intangible assets	—	(125)
Strategic investments	(9,128)	—
Business acquisition, net of cash acquired	(237,771)	—
Net cash used in investing activities	(174,044)	(72,674)
Cash flows from financing activities:
Net proceeds from equity offering	—	33,650
Proceeds from options exercised	—	39,181
Income and payroll tax payments for net-settled stock awards	(2,710)	(34,841)
Net cash provided by (used in) financing activities	(2,710)	37,990
Effect of exchange rate changes on cash and cash equivalents	(1,978)	779
Net decrease in cash and cash equivalents	(194,670)	(90,228)
Cash and cash equivalents and restricted cash, beginning of period	600,670	355,552
Cash and cash equivalents and restricted cash, end of period	$406,000	$265,324

Supplemental disclosures:
Cash and cash equivalents	$403,870	$263,414
Restricted cash (Note 1)	2,130	1,910
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$406,000	$265,324

Cash paid for income taxes, net of refunds	$1,413	$20,936

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$1,406	$1,130
Receivables from options exercised	$—	$15,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 - Organization and Summary of Significant Accounting Policies

Axon Enterprise, Inc. (“Axon”, the “Company”, “we”, or “us”) is a market-leading provider of public safety technology solutions. Our mission is to protect life in service of promoting peace, justice and strong institutions.

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

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2023, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2023. Our results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

●	product warranty reserves,
●	inventory valuation,
●	revenue recognition,
●	reserve for expected credit losses,
●	valuation of goodwill, intangible and long-lived assets,
●	valuation of strategic investments,
●	recognition, measurement and valuation of current and deferred income taxes,
●	stock-based compensation,
●	business combinations, and
●	recognition and measurement of contingencies and accrued litigation expense.

The Company believes that estimates used in the preparation of these unaudited condensed consolidated financial statements are reasonable; however, actual results could differ materially from those estimates.

Segment Information

Our operations comprise two reportable segments: the development, manufacture and sale of fully integrated hardware and cloud-based software solutions that enable law enforcement to capture, securely store, manage, share and analyze video and other digital evidence (collectively, the “Software and Sensors” segment); and the manufacture and sale of conducted energy devices (“CEDs”), batteries, accessories, extended warranties and other products and services (collectively, the “TASER” segment). In both segments, we report sales of products and services. Service revenue in both segments includes sales related to Axon Evidence. In the Software and Sensors segment, service revenue also includes other recurring cloud-hosted software revenue and related professional services. Collectively, this revenue is sometimes referred to as “Axon Cloud revenue.”

Reportable segments are determined based on discrete financial information reviewed by our Chief Executive Officer, who is our chief operating decision maker (“CODM”). We organize and review operations based on products and services, and currently there are no operating segments that are aggregated. We perform an analysis of our reportable segments at least annually. Additional information related to our business segments is summarized in Note 15.

Geographic Information and Major Customers / Suppliers

For the three months ended March 31, 2024 and March 31, 2023, no individual country outside the United States represented more than 10% of total net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of our customers. For the three months ended March 31, 2024 and March 31, 2023, no customer represented more than 10% of total net sales. At March 31, 2024 and December 31, 2023, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.

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

Income per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution from outstanding stock options and unvested restricted stock units (“RSUs”). The effects of outstanding stock options, unvested RSUs, our 0.50% convertible senior notes due 2027 (the “Notes” or “2027 Notes”), and warrants to acquire shares of our common stock (the “Warrants” or “2027 Warrants”) are excluded from the computation of diluted net income per share in periods in which the effect would be antidilutive. The calculation of the weighted average number of shares outstanding and earnings per share are as follows (in thousands except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$133,218	$45,139
Denominator:
Weighted average shares outstanding	75,355	72,638
Dilutive effect of stock-based awards	1,243	1,242
Dilutive effect of 2027 Notes	534	—
Diluted weighted average shares outstanding	77,132	73,880

Net income per common share:
Basic	$1.77	$0.62
Diluted	$1.73	$0.61

Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock-based awards	308	1,469
2027 Notes	2,483	3,017
2027 Warrants	3,017	3,017
Total potentially dilutive securities	5,808	7,503

For additional information regarding our 2027 Notes, refer to Note 9.

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

Changes in our estimated product warranty liabilities were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$7,374	$811
Utilization of reserve	(2,207)	(438)
Warranty expense	1,119	2,928
Balance, end of period	$6,286	$3,301

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

We have cash equivalents and investments, which at March 31, 2024 comprised money market funds, corporate bonds, term deposits, U.S. government bonds, agency bonds and U.S. Treasury bills. Cash equivalents and investments at December 31, 2023 also included commercial paper and U.S. Treasury inflation-protected securities. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Included in the balance of other long-term assets as of March 31, 2024 and December 31, 2023 was $8.1 million and $7.6 million, respectively, related to corporate-owned life insurance policies, which are used to fund our deferred compensation plan. We determine the fair value of insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.

We have an investment in marketable securities, for which changes in fair value are recorded in the condensed consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in other income, net.

We have strategic investments in various unconsolidated affiliates as of March 31, 2024. The estimated fair value of the investments was determined based on Level 3 inputs. In determining the estimated fair value of our strategic investments in privately held companies, we utilize observable data available to us as discussed further in Note 7.

The fair value of our 2027 Notes is determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at March 31, 2024 to be a Level 2 measurement as they are not publicly traded. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.

Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the condensed consolidated balance sheet.

Restricted Cash

Restricted cash balances of $2.1 million as of March 31, 2024 and December 31, 2023, respectively, primarily relate to funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. As of March 31, 2024, approximately $2.0 million was included in prepaid expenses and other assets on our consolidated balance sheet, with the remainder in other long-term assets.

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

Finite-lived intangible assets and other long-lived assets are amortized over their estimated useful lives. We do not amortize goodwill and intangible assets with indefinite useful lives; rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We test goodwill and intangible assets for impairment on an annual basis in the fourth quarter and on an interim basis when certain events and circumstances exist.

Business Combinations

Acquired businesses are included in the consolidated financial statements from the date we gain control of the business. We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record qualifying adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions, tax-related valuation allowances and pre-acquisition contingencies are initially recorded in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any qualifying adjustments to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statement of operations.

In the event that we acquire an entity in which we previously held an existing ownership interest, the difference between the fair value of the interest as of the acquisition date and the carrying value of the interest is recorded as a gain or loss within other income, net, in the consolidated statement of operations. Preexisting relationships subject to termination as a result of consummating an acquisition may require the recognition of a gain or loss upon settlement, which is recognized within income (loss) from operations on the consolidated statement of operations. All third-party transaction-related costs are recognized as expense in the period in which they are incurred.

Recently Issued Accounting Guidance and Disclosure Rules

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires annual and interim disclosures that are expected to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The new standard is effective for our Annual Report on Form 10-K for the year ending December 31, 2024, and subsequent interim periods, with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax. The provisions of ASU 2023-09 are effective for our Annual Report on Form 10-K for the year ending December 31, 2025, with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements.

In March 2024, the SEC adopted final rules under SEC Release No. 34-99678 and No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors (the “Final Rules”), which will require registrants to provide certain climate-related information in their registration statements and annual reports. The Final Rules require, among other things, disclosure in the notes to the audited financial statements of the effects of severe weather events and other natural conditions, subject to certain thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates in certain circumstances. The financial statement disclosure requirements of the Final Rules will begin phasing in for the Company for fiscal year 2025. In April 2024, the SEC stayed the effectiveness of the Final Rules. We are currently evaluating the impact of the Final Rules.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications are not material and had no effect on the reported results of operations.

Note 2 - Revenues

Nature of Products and Services

The following tables present our revenues by primary product and service offering (in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER Devices (Professional)	$98,676	—	$98,676	$67,472	$—	$67,472
Cartridges	56,198	—	56,198	46,800	—	46,800
Axon Evidence and Cloud Services	12,221	175,458	187,679	7,201	118,314	125,515
Extended Warranties	8,526	18,474	27,000	7,670	14,085	21,755
Axon Body Cameras and Accessories	—	51,205	51,205	—	38,797	38,797
Axon Fleet Systems	—	28,387	28,387	—	32,972	32,972
Other (1) (2)	3,127	8,464	11,591	5,139	4,593	9,732
Total	$178,748	$281,988	$460,736	$134,282	$208,761	$343,043

(1)	TASER segment “Other” includes smaller categories, such as Virtual Reality (“VR”) hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)	Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room, Axon Air and other sensors and equipment.

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2024		2023
United States	$392,406	85%	$290,938	85%
Other countries	68,330	15	52,105	15
Total	$460,736	100%	$343,043	100%

Contract Balances

The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the three months ended March 31, 2024 (in thousands):

March 31, 2024
Contract assets, net	$354,381
Contract liabilities (deferred revenue)	810,282
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	186,485

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	March 31, 2024			December 31, 2023
	Current	Long-Term	Total	Current	Long-Term	Total
Extended Warranty:
TASER	$14,877	$18,802	$33,679	$14,773	$18,828	$33,601
Software and Sensors	34,396	15,980	50,376	33,940	16,036	49,976
	49,273	34,782	84,055	48,713	34,864	83,577
Hardware:
TASER	54,368	33,613	87,981	42,464	29,689	72,153
Software and Sensors	61,353	117,808	179,161	62,635	117,024	179,659
	115,721	151,421	267,142	105,099	146,713	251,812
Services:
TASER	11,808	2,183	13,991	7,939	3,983	11,922
Software and Sensors	339,602	105,492	445,094	329,940	96,292	426,232
	351,410	107,675	459,085	337,879	100,275	438,154
Total	$516,404	$293,878	$810,282	$491,691	$281,852	$773,543

	March 31, 2024			December 31, 2023
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$81,053	$54,598	$135,651	$65,176	$52,500	$117,676
Software and Sensors	435,351	239,280	674,631	426,515	229,352	655,867
Total	$516,404	$293,878	$810,282	$491,691	$281,852	$773,543

Remaining Performance Obligations

As of March 31, 2024, we had approximately $7.0 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, as of March 31, 2024. We currently expect to recognize between 15% - 25% of this balance over the next 12 months, and generally expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Note 3 - Cash, Cash Equivalents and Investments

The following tables summarize our cash, cash equivalents, marketable securities and available-for-sale investments at March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Marketable	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Securities	Investments
Cash	$110,509	—	—	$110,509	$110,509	$—	$—

Level 1:
Money market funds	101,721	—	—	101,721	101,721	—	—
Agency bonds	87,635	—	(48)	87,587	81,640	—	5,947
Treasury bills	310,446	1	(441)	310,006	—	—	310,006
U.S. Government	130,793	—	(29)	130,764	—	—	130,764
Marketable securities	90,000	9,720	—	99,720	—	99,720	—
Subtotal	720,595	9,721	(518)	729,798	183,361	99,720	446,717
Level 2:
Term deposits	211,729	—	—	211,729	110,000	—	101,729
Corporate bonds	11,752	7	(19)	11,740	—	—	11,740
Subtotal	223,481	7	(19)	223,469	110,000	—	113,469
Total	$1,054,585	$9,728	$(537)	$1,063,776	$403,870	$99,720	$560,186

As of March 31, 2024, we had $531.5 million of available-for-sale investments with unrealized losses. Of the $531.5 million of available-for-sale investments with unrealized losses, $25.2 million has been in a continuous unrealized loss position for 12 months or longer, with total gross unrealized losses of less than $0.1 million. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.

During the year ended December 31, 2021, we acquired 9.0 million shares of common stock of Cellebrite DI Ltd (“CLBT”) with a fair value of $90.0 million. The CLBT common stock is recorded as marketable securities in the accompanying condensed consolidated balance sheets and its fair value is adjusted every reporting period. Changes in fair value are recorded in the condensed consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in other income, net. During the three months ended March 31, 2024, we recorded an unrealized gain on marketable securities of $21.8 million, relating to CLBT.

	As of December 31, 2023
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Marketable	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Securities	Investments
Cash	$406,743	$—	$—	$406,743	$406,743	$—	$—

Level 1:
Money market funds	1,470	—	—	1,470	1,470	—	—
Agency bonds	222,057	2	(174)	221,885	101,635	—	120,250
U.S. Government	238,747	120	(237)	238,630	—	—	238,630
Treasury bills	148,063	28	—	148,091	88,697	—	59,394
Marketable securities	90,000	—	(12,060)	77,940	—	77,940	—
Subtotal	700,337	150	(12,471)	688,016	191,802	77,940	418,274
Level 2:
Term deposits	128,205	—	—	128,205	—	—	128,205
Corporate bonds	80,646	8	(165)	80,489	—	—	80,489
Treasury Inflation-Protected Securities	2,635	—	(5)	2,630	—	—	2,630
Commercial paper	14,456	—	—	14,456	—	—	14,456
Subtotal	225,942	8	(170)	225,780	—	—	225,780
Total	$1,333,022	$158	$(12,641)	$1,320,539	$598,545	$77,940	$644,054

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

The following table provides a roll-forward of the allowance for expected credit losses for finance receivables and off-balance-sheet exposures. The expected credit losses for receivables is deducted from the amortized cost basis of accounts receivable, contract assets and notes receivable to present the net amount expected to be collected (in thousands):

	Three Months Ended March 31, 2024
	United States	Other countries	Total
Balance, beginning of period	$3,369	$597	$3,966
Provision for expected credit losses	195	22	217
Amounts written off charged against the allowance	(302)	(51)	(353)
Other, including foreign currency translation	—	14	14
Balance, end of period	$3,262	$582	$3,844

As of March 31, 2024 and December 31, 2023, the allowance for expected credit losses for each type of customer receivable and off-balance-sheet exposures were as follows (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable and notes receivable, current	$2,298	$2,392
Contract assets, net	1,516	1,516
Long-term notes receivable, net of current portion	30	44
Other current liabilities	—	14
Total allowance for expected credit losses on customer receivables	$3,844	$3,966

Note 5 - Inventory

Inventories are stated at the lower of cost or realizable values. Cost of inventories is determined on the first-in, first-out basis utilizing a standard cost methodology. Additional provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on management’s best estimate after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions among other factors. We evaluate inventory costs for abnormal costs due to excess production capacity and treat such costs as period costs.

Inventory consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$107,121	$104,112
Finished goods	164,197	165,743
Total inventory	$271,318	$269,855

Note 6 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2024 were as follows (in thousands):

		Software and
	TASER	Sensors	Total
Balance, beginning of period	$2,984	$54,961	$57,945
Goodwill acquired	—	250,653	250,653
Purchase accounting adjustments	—	(231)	(231)
Foreign currency translation adjustments	(37)	140	103
Balance, end of period	$2,947	$305,523	$308,470

Intangible assets (other than goodwill) consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

		March 31, 2024			December 31, 2023
		Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable (definite-lived) intangible assets:
Domain names	3 ‑ 10 years	$3,043	(2,205)	$838	$3,043	$(2,128)	$915
Issued patents	5 ‑ 25 years	3,147	(1,648)	1,499	3,222	(1,707)	1,515
Trademarks	3 ‑ 15 years	3,214	(935)	2,279	1,333	(817)	516
Customer relationships	4 ‑ 10 years	18,629	(2,719)	15,910	5,530	(3,620)	1,910
Non-compete agreements	3 ‑ 4 years	—	—	—	448	(448)	—
Developed technology	3 ‑ 8 years	82,532	(15,438)	67,094	29,402	(16,562)	12,840
Total amortizable		110,565	(22,945)	87,620	42,978	(25,282)	17,696
Non-amortizable (indefinite-lived) intangible assets:
Trademarks		1,068	—	1,068	1,068	—	1,068
Patents and trademarks pending		731	—	731	775	—	775
Total non-amortizable		1,799	—	1,799	1,843	—	1,843
Total intangible assets		$112,364	$(22,945)	$89,419	$44,821	$(25,282)	$19,539

Amortization expense of intangible assets for the three months ended March 31, 2024 was $3.0 million. Amortization expense of intangible assets for the three months ended March 31, 2023 was $1.0 million. Estimated amortization for intangible assets with definite lives for the remaining nine months of 2024, the next five years ended December 31, and thereafter, is as follows (in thousands):

2024 remaining	$11,520
2025	12,534
2026	12,336
2027	11,394
2028	11,283
2029	11,098
Thereafter	17,455
Total	$87,620

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

The following tables provide a roll-forward of the balance of strategic investments (in thousands):

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Strategic investments	Warrants	Call options	Total	Strategic investments	Warrants	Call options	Total
Balance, beginning of period	$212,996	$1,501	$17,233	$231,730	$277,676	$1,654	$17,233	$296,563
Investments	9,128	—	—	9,128	—	—	—	—
Fair value adjustments:
Realized gains	45,162	—	—	45,162	—	—	—	—
Realized losses	—	—	(2,870)	(2,870)	—	—	—	—
Unrealized gains	74,784	855	—	75,639	—	—	—	—
Exercises	(61,962)	—	(1,330)	(63,292)	—	—	—	—
Balance, end of period	$280,108	$2,356	$13,033	$295,497	$277,676	$1,654	$17,233	$296,563

In January 2024, the Company acquired the remaining outstanding stock of a strategic investment. The Company’s existing interest had a fair value at acquisition date of $63.3 million which resulted in a non-taxable gain of $42.3 million. For additional information on the business combination, refer to Note 16.

Additionally, as a result of an observable price change for a separate strategic investee, we recognized an unrealized gain of $75.6 million for the strategic investment and related warrants in other income, net on our condensed consolidated statement of operations during the three months ended March 31, 2024.

	Inception to date
	Strategic investments	Warrants	Call options	Total
Investments	$133,626	4,222	17,233	$155,081
Fair value adjustments:
Realized gains	57,474	—	—	57,474
Realized losses	—	—	(2,870)	(2,870)
Unrealized gains	149,601	29,928	—	179,529
Unrealized losses and impairments	(82,304)	(1,705)	—	(84,009)
Exercises	36,257	(30,089)	(1,330)	4,838
Sales	(14,546)	—	—	(14,546)
Balance, end of period	$280,108	$2,356	$13,033	$295,497

Note 8 - Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accrued salaries, commissions, benefits and bonus	$35,997	$125,636
Accrued income and other taxes	22,392	5,784
Accrued inventory in transit	20,944	12,197
Accrued professional, consulting and lobbying fees	10,415	7,377
Accrued warranty expense	6,286	7,374
Other accrued expenses	31,381	29,862
Accrued liabilities	$127,415	$188,230

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

The following table summarizes the carrying value of the Notes (in thousands):

	March 31, 2024	December 31, 2023
Principal	$690,000	$690,000
Unamortized debt issuance costs	(12,105)	(12,887)
Convertible notes carrying amount, net	$677,895	$677,113

We consider the fair value of the Notes to be a Level 2 measurement. The estimated fair value of the Notes at March 31, 2024 and December 31, 2023 is based on the closing trading price per $1,000 of the Notes as of the last day of trading for each period as follows (in millions):

	March 31, 2024	December 31, 2023
2027 Notes	$1,006.0	$873.3

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$863	$863
Amortization of debt issuance costs	782	756
Total interest expense	$1,645	$1,619

Note Hedge

To reduce the impact of potential economic dilution upon conversion of the Notes, we entered into a convertible note hedge transaction (the “Note Hedge” or “2027 Note Hedge”) with certain investment banks, with respect to our common stock, concurrently with the issuance of the 2027 Notes.

	Purchase Price	Shares Purchased
2027 Note Hedge	$194,994	3,016,680

The Note Hedge covers shares of our common stock at a strike price per share that corresponds to the initial conversion price of the respective Notes, subject to adjustment, and is exercisable upon conversion of the Notes. If exercised, we may elect to receive cash, shares of our common stock, or a combination of cash and shares. We have accounted for the aggregate amount of purchase price for the Note Hedge as a reduction to additional paid-in capital. The Note Hedge will expire upon the maturity of the Notes. The Note Hedge is intended to reduce the potential economic dilution upon conversion of the Notes in the event that the market value per share of our common stock at the time of exercise is greater than the conversion price of the Notes. The Note Hedge is a separate transaction and is not part of the terms of the Notes. Holders of the Notes do not have any rights with respect to the Note Hedge. The Note Hedge does not impact earnings per share, as it was entered into to offset any dilution from the Notes. As of March 31, 2024, 3,016,680 shares remain subject to the Note Hedge.

Note Warrants

	Proceeds	Shares	Strike Price	First Expiration
2027 Warrants	$124,269	3,016,680	$338.86	March 15, 2028

Separately, we entered into the Warrant transactions with certain investment banks, whereby we sold Warrants to acquire, subject to adjustment, the number of shares of our common stock shown in the table above. If the average market value per share of our common stock on each expiration date exceeds the strike price of the Warrants expiring on that day, such Warrants would have a dilutive effect on our earnings per share to the extent we report net income. According to the terms of the Warrants, the Warrants will be automatically exercised over a 60-trading day period beginning on the first expiration date as set forth above.

Note 10 - Income Taxes

We file income tax returns for federal purposes and in many states, as well as in multiple foreign jurisdictions. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three to four years, but can be up to ten years in some jurisdictions following the tax year to which these filings relate.

Deferred Tax Assets

Net deferred income tax assets at March 31, 2024, primarily include R&D capitalization net of amortization, deferred revenue, convertible debt net of amortization, accruals and reserves, and stock-based compensation expense, partially offset by accelerated depreciation expense, amortization of intangibles, unrealized gains on certain investments, and valuation allowance reserve. Our total net deferred tax assets at March 31, 2024 were $208.9 million.

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

As of March 31, 2024, management continues to believe the positive evidence from projected future earnings outweighs the negative evidence and a valuation allowance is only needed on specific deferred tax assets. We have concluded that a valuation allowance is necessary against unrealized investment losses as well as transaction costs incurred in connection with certain investments. Additionally, we do have Arizona R&D tax credits expiring unutilized each year; therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized, and a valuation allowance has been recorded against this net asset.

In Australia, we have determined that sufficient deferred tax liabilities will reverse in order to realize all assets except one long-lived intangible where there is not an expectation that the asset may be realized. Therefore, we continue to recognize a partial valuation allowance for Australia.

We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal and state income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $26.1 million as of

March 31, 2024. Should the unrecognized benefit of $26.1 million be recognized, our effective tax rate would be favorably impacted. Approximately $6.5 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D deferred tax asset.

Effective Tax Rate

Our overall effective tax rate for the three months ended March 31, 2024, after discrete period adjustments, was 19.6%. Before discrete adjustments, the estimated annual effective tax rate was 21.9%, which differs from the federal statutory rate primarily due to the impact of R&D tax credits and net gain related to an investment transaction not recognized for tax, offset by the executive compensation limitation under Internal Revenue Code (“IRC”) Section 162(m) on projected pre-tax income for the year. The effective tax rate was favorably impacted by a $4.1 million discrete tax benefit primarily associated with net windfalls related to stock-based compensation for RSUs and performance stock units (“PSUs”) that vested during the three months ended March 31, 2024.

Note 11 - Stockholders’ Equity

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2024 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	1,615	$193.09
Granted	478	257.49
Released	(174)	213.88
Forfeited	(42)	186.93
Units outstanding, end of period	1,877	$207.73	$587,321

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $312.88 per share, multiplied by the number of RSUs outstanding. As of March 31, 2024, there was $321.8 million in unrecognized compensation costs related to RSUs under our stock plans for awards that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.4 years. RSUs are settled when vesting requirements are met.

Certain RSUs that vested in the three months ended March 31, 2024 were net-share settled such that we withheld shares to cover the employees’ tax obligations for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to RSUs were approximately 8,800 and had an aggregate value of $2.7 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the condensed consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

On January 2, 2024, we granted an aggregate of 0.4 million RSUs to employees whose compensation was under a specified threshold. The RSUs generally vest in five annual installments from March 2024 through March 2028. For the three months ended March 31, 2024, there was $29.6 million of stock compensation expense related to these RSUs that was primarily recorded within cost of product and service sales.

Performance Stock Units

The following table summarizes PSU activity for the three months ended March 31, 2024 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	394	$201.61
Granted	15	284.00
Released	(1)	180.89
Forfeited	(7)	93.32
Units outstanding, end of period	401	$206.75	$125,533

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $312.88 per share, multiplied by the number of PSUs outstanding. As of March 31, 2024, there was $51.2 million in unrecognized compensation costs related to PSUs under our stock plans for awards that are expected to vest. We expect to recognize the cost related to the PSUs over a weighted average period of 2.7 years. PSUs are settled when vesting requirements are met.

2024 CEO Performance Award and 2024 eXponential Stock Plan

On October 14, 2023, our Board of Directors approved the 2024 eXponential Stock Plan (the “2024 Employee XSP”) and, on December 20, 2023, the Board approved a pool of 4,516,370 shares of our common stock to be reserved for grants of awards of eXponential Stock Units (“2024 XSUs”) to employees under the 2024 Employee XSP, including those who elected to have compensation withheld in order to participate in the 2024 Employee XSP. The 2024 XSUs are grants of performance-based RSUs, each with a term of approximately seven years, that vest in seven substantially equal tranches.  Additionally, on December 18, 2023, the Compensation Committee granted to our Chief Executive Officer an award of 2024 XSUs covering 679,102 shares of our common stock (the “2024 CEO Performance Award”). Both the 2024 Employee XSP and the 2024 CEO Performance Award are subject to shareholder approval at our upcoming Annual Meeting of Shareholders. Dollar-denominated awards granted under the 2024 Employee XSP and the 2024 CEO Performance Award were converted to 2024 XSUs using a price per share of common stock of $220.88, which reflects the 90-day volume weighted average price per share as of the trading day preceding the grant date. Neither the 2024 Employee XSP nor the 2024 CEO Performance Award will have a financial statement impact unless and until either or both are approved by shareholders at our Annual Meeting of Shareholders in May 2024.

Stock Option Activity

Options outstanding and exercisable for the period ended March 31, 2024 was 0.5 million with a weighted average exercise price of $28.58 and a weighted average remaining contractual life of 3.9 years. The aggregate intrinsic value was $150.9 million and represents the difference between the exercise price of the underlying stock options and the closing stock price on the last trading day of the period ended March 31, 2024, which was $312.88. There was no stock option activity for the three months ended March 31, 2024.

Stock-based Compensation Expense

The following table summarizes the composition of stock-based compensation expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of product sales and service sales	$29,595	$1,320
Sales, general and administrative expenses	23,155	15,445
Research and development expenses	22,365	17,585
Total stock-based compensation expense	$75,115	$34,350

Stock Incentive Plan

In May 2022, our shareholders approved the Axon Enterprise, Inc. 2022 Stock Incentive Plan (the “2022 Plan”) authorizing an additional 2.5 million shares, plus remaining available shares under prior plans, for issuance under the 2022 Plan. Combined with the shares of our common stock available under our legacy stock incentive plans, there are 1.3 million shares of our common stock available for grant as of March 31, 2024.

Stock Repurchase Plan

In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. During the three months ended March 31, 2024 and 2023, no common shares were purchased under the program. As of March 31, 2024, $16.3 million remains available under the plan for future purchases. Any future purchases will be discretionary.

At-The-Market Equity Offering

During the year ended December 31, 2023, we sold 467,594 shares of our common stock under our “at-the-market” equity offering program (the “ATM”). We generated approximately $96.4 million in aggregate gross proceeds from sales under the ATM. Aggregate net proceeds from the ATM were $94.7 million after deducting related expenses, including commissions to the sales agent and issuance costs of $1.7 million. No shares were sold during the three months ended March 31, 2024.

We were authorized to sell up to a total of 3.0 million shares of our common stock under the ATM, with approximately 2.0 million shares remaining as of March 31, 2024. The ATM expired on April 20, 2024; however, we may amend and extend the program to facilitate the sales of the shares remaining from time to time. We intend to use the net proceeds from this offering program for general corporate purposes, which may include, among other things, providing capital to satisfy a portion of the tax obligations related to the vesting and settlement of stock compensation awards granted to our executive officers and other employees under our stock plans, to support our growth, and to acquire or invest in product lines, products, services, technologies or facilities.

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

At March 31, 2024 and December 31, 2023, there were no borrowings under the line. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of March 31, 2024 we had letters of credit outstanding of approximately $7.5 million under the facility and available borrowing of $192.5 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at Term SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net debt to earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) ratio, which for the purposes of the credit agreement excludes investment interest income. “SOFR” is defined as a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York or a successor administrator of the secured overnight financing rate.

We are required to comply with a net leverage ratio, defined as consolidated total indebtedness to EBITDA, of no greater than 3.50 to 1.00 based upon a trailing four fiscal quarter period. At March 31, 2024, our net leverage ratio was (0.15) to 1.00. Additionally, we must comply with a consolidated interest coverage ratio, defined as EBITDA to consolidated interest expense, of no less than 3.50 to 1.00 based upon a trailing four fiscal quarter period. At March 31, 2024, our consolidated interest coverage ratio was 51.03 to 1.00.

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

We continue to aggressively defend all product litigation. As a general rule, it is our policy not to settle suspect injury or death cases. Exceptions are sometimes made where the settlement is strategically beneficial to us. Due to the confidential nature of our litigation strategy and the confidentiality agreements that are executed in the event of a settlement, we do not identify or comment on specific settlements by case or amount. Based on current information, we do not believe that the outcome of any such legal proceeding will have a material effect on our financial position, results of operations or cash flows. We are self-insured for the first $5.0 million of any product claim made after 2014. No judgment or settlement has ever exceeded this amount in any products liability case. We continue to maintain product liability insurance coverage, including an insurance policy fronting arrangement, above our self-insured retention with various limits depending on the policy period.

Antitrust Litigation and Inquiry

On October 6, 2023, the U.S. Federal Trade Commission (“FTC”) unilaterally dismissed its administrative enforcement complaint against Axon without consent decree or other condition. That complaint alleged that Axon’s May 2018 acquisition of an insolvent body-worn camera competitor, Vievu LLC (“Vievu”), was anticompetitive. Now pending in the District of New Jersey (Case No. 3:23-cv-7182) is a purported class action based primarily on the same unproven, dismissed FTC allegations that the Vievu acquisition substantially lessened competition in the body-worn camera systems market for large U.S. law enforcement agencies. The Township of Howell (NJ), the City of Augusta (ME) and the City of Baltimore (MD) filed their consolidated amended complaint on November 27, 2023, alleging Sherman and Clayton Act violations against both Axon and Safariland LLC, which sold Vievu to Axon. The complaint further alleges that an ancillary holster supply agreement between Axon and Safariland constituted an illegal restraint of trade in the long-range energy weapon market. Axon denies the allegations and is vigorously defending the case. Motion practice is underway on Axon’s motion to dismiss and motion to strike class allegations, with rulings unlikely in 2024. Discovery is stayed pending these rulings.

Axon also recently received a request for information from the Pennsylvania Office of Attorney General regarding this same consummated Vievu transaction. Axon intends to cooperate with any such investigation and work to resolve any concerns of the Commonwealth of Pennsylvania.

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

Based on our assessment of outstanding litigation and claims as of the date of these financial statements, we have determined that it is not reasonably possible that these losses, if any, from lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements

Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At March 31, 2024, we had outstanding letters of credit issued under our credit facility of $7.5 million that are expected to expire throughout 2024 and 2025.

Note 14 – Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Gains (Losses)
	on Available-for-Sale	Foreign Currency
	Investments	Translation	Total
Balance, December 31, 2023	$(399)	(10,280)	$(10,679)
Other comprehensive loss	(106)	(801)	(907)
Balance, March 31, 2024	$(505)	$(11,081)	$(11,586)

	Unrealized Gains (Losses)
	on Available-for-Sale	Foreign Currency
	Investments	Translation	Total
Balance, December 31, 2022	$(1,251)	$(5,928)	$(7,179)
Other comprehensive income	184	1,676	1,860
Balance, March 31, 2023	$(1,067)	$(4,252)	$(5,319)

Note 15 - Segment Data

Our operations comprise two reportable segments: the TASER segment and the Software and Sensors segment. In both segments, we report sales of products and services. Service revenue in both segments includes sales related to Axon Evidence. In the TASER segment, service revenue also includes digital subscription training content. In the Software and Sensors segment, service revenue also includes Axon Cloud revenue. Our Chief Executive Officer, who is our CODM, is not provided asset information, R&D expenses, or SG&A expenses by segment.

During the three months ended March 31, 2024, the segment measure of profit and loss used by the CODM was changed from gross margin to adjusted gross margin, defined as gross margin before non-cash stock-based compensation expense and amortization of acquired intangible assets. This change in segment measure allows the CODM to better assess operating results over time and is consistent with how the CODM evaluates our businesses. Accordingly, we have updated our segment disclosure for the three months ended March 31, 2023 to conform to the new presentation.

Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
TASER segment net sales	$178,748	$134,282
Software and Sensors segment net sales	281,988	208,761
Total consolidated net sales	$460,736	$343,043

Adjusted gross margin	$291,327	$205,422
Stock-based compensation expense	29,595	1,320
Amortization of acquired intangible assets	1,686	—
Gross margin	$260,046	$204,102
Sales, general and administrative	152,669	116,567
Research and development	91,097	70,927
Interest income, net	10,374	9,666
Other income, net	139,066	15,610
Income before provision (benefit) for income taxes	$165,720	$41,884

Note 16 – Business Acquisition

On January 31, 2024, we acquired the remaining 79.7% interest in Fusus, Inc. (“Fusus”), a global leader in real-time crime center technology, for total consideration transferred of approximately $241.3 million, subject to adjustment (the “step acquisition”). The acquisition expands our ability to aggregate live video, data and sensor feeds, which enhances situational awareness and investigative capabilities for our customers in public safety, education and enterprise. Total transaction costs related to the acquisition were $3.5 million for the period ending March 31, 2024. These transaction costs were expensed as incurred in selling, general and administrative expenses (“SG&A”) in our condensed consolidated statements of operations.

Our existing 20.3% interest had a fair value at the acquisition date of $63.3 million, which resulted in a non-taxable gain of $42.3 million. The gain is recorded in other income, net in our condensed consolidated statement of operations for the period ending March 31, 2024. Prior to the step acquisition, the fair value of the previously held investment was determined using Level 3 valuation techniques, which include inputs to the valuation methodology that are considered unobservable and significant to the fair value measurement.

The purchase price allocation is subject to revision during the measurement period pending final valuation procedures and related calculations. Based on the purchase price allocation, we recorded $250.7 million of goodwill, $72.9 million of identifiable intangible assets, and $8.1 million in net tangible liabilities, excluding deferred taxes. We recorded a net deferred tax liability of  $10.9 million.

With the assistance of third-party valuation experts, we calculated the fair values of intangible assets using the multi-period excess earnings method for the acquired developed technology and the with and without method for customer relationships. The weighted average amortization period of the acquired intangible assets was 7.5 years.

The goodwill generated from the acquisition is primarily attributable to synergies that are expected to be achieved from the integration of the business and is not deductible for tax purposes. Following the acquisition, the consolidated results of Fusus are included in the Company’s Software and Sensors operating segment.

Note 17 – Subsequent Event

On April 30, 2024, we entered into a definitive agreement to acquire the remaining outstanding stock of Dedrone Holdings, Inc. (“Dedrone”) for approximately $400.0 million, subject to customary purchase price adjustments. Axon currently holds an approximately 20% ownership interest in Dedrone. Dedrone is a market leader in air space security combining hardware sensors with software to detect, identify, track, and mitigate drones. The proposed acquisition represents alignment to our mission and positions Axon to accelerate the next generation of drone and air space solutions.  The proposed transaction would be considered a “step acquisition” under GAAP whereby our ownership interest in Dedrone held before the proposed acquisition is required to be remeasured to fair value as of the closing date of the acquisition. Closing of the acquisition is contingent upon customary closing conditions, including regulatory approval.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2024, and results of operations for the three months ended March 31, 2024 and 2023, should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Part II, Item 1A. Risk Factors.” See also “Special Note Regarding Forward-Looking Statements” on page ii of this Quarterly Report on Form 10-Q.

Overview

Axon is a technology leader in global public safety. Our moonshot goal is to cut gun-related deaths between police and the public by 50% before 2033. Axon is building the public safety operating system of the future by integrating a suite of hardware devices and cloud software solutions that lead modern policing. Axon’s technology suite includes TASER energy devices, body-worn cameras, in-car cameras, cloud-hosted digital evidence management solutions, productivity software and real-time operations capabilities. Axon’s growing global customer base includes first responders across international, federal, state, and local law enforcement, fire, corrections, and emergency medical services, as well as the justice sector, commercial enterprises, and consumers.

Our revenues for the three months ended March 31, 2024 were $460.7 million, an increase of $117.7 million, or 34.3%, from the comparable period in the prior year. We had income from operations of $16.3 million compared to $16.6 million for the comparable period in the prior year. Gross margin dollars increased $55.9 million and decreased as a percentage of revenue to 56.4% from 59.5% compared to the three months ended March 31, 2023. The decrease was primarily driven by higher stock-based compensation expense and payroll taxes related to vesting events from a one-time RSU program for employees under a specified compensation threshold, as well as intangibles amortization from acquired developed technology. Excluding the impacts of stock-based compensation expense and intangibles amortization in cost of goods sold, gross margin increased to 63.2% for the three months ended March 31, 2024, compared to 59.9% for the same period in the prior year due to increased mix of high-margin Axon Cloud & Services revenue and the absence of one-time items related to inventory and other cost adjustments recognized in the first quarter of 2023. Operating expenses increased $56.3 million, reflecting an increase in salaries, benefits and stock-based compensation expense and an increase in professional and consulting expense related to transaction costs. For the three months ended March 31, 2024, we recorded net income of $133.2 million, which included a realized gain of $42.3 million related to our acquisition in Fusus, an unrealized gain of $75.6 million related to a strategic investment, and noncash unrealized gain of $21.8 million related to our investment in CLBT. Net income of $45.1 million for the comparable period in the prior year included an unrealized gain of $15.6 million related to our investment in CLBT.

Results of Operations

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2024		2023
Net sales from products	$272,048	59.0%	$219,389	64.0%
Net sales from services	188,688	41.0	123,654	36.0
Net sales	460,736	100.0	343,043	100.0
Cost of product sales	151,698	32.9	107,584	31.4
Cost of service sales	48,992	10.7	31,357	9.1
Cost of sales	200,690	43.6	138,941	40.5
Gross margin	260,046	56.4	204,102	59.5
Operating expenses:
Sales, general and administrative	152,669	33.1	116,567	34.0
Research and development	91,097	19.8	70,927	20.7
Total operating expenses	243,766	52.9	187,494	54.7
Income from operations	16,280	3.5	16,608	4.8
Interest income, net	10,374	2.3	9,666	2.8
Other income, net	139,066	30.2	15,610	4.6
Income before provision for income taxes	165,720	36.0	41,884	12.2
Provision for income taxes	32,502	7.1	(3,255)	(1.0)
Net income	$133,218	28.9%	$45,139	13.2%

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2024		2023
United States	$392,406	85%	$290,938	85%
Other countries	68,330	15	52,105	15
Total	$460,736	100%	$343,043	100%

International revenue increased compared to the prior-year comparable period, primarily driven by increased sales in our Europe, Middle East and Africa and our Asia Pacific regions.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended March 31,				Dollar	Percent
	2024		2023		Change	Change
TASER segment:
TASER Devices (Professional)	$98,676	21.4%	$67,472	19.7%	$31,204	46.2%
Cartridges	56,198	12.2	46,800	13.6	9,398	20.1
Axon Evidence and Cloud Services	12,221	2.7	7,201	2.1	5,020	69.7
Extended Warranties	8,526	1.8	7,670	2.2	856	11.2
Other (1)	3,127	0.7	5,139	1.5	(2,012)	(39.2)
Total TASER segment	178,748	38.8	134,282	39.1	44,466	33.1
Software and Sensors segment:
Axon Body Cameras and Accessories	51,205	11.1	38,797	11.3	12,408	32.0
Axon Fleet Systems	28,387	6.2	32,972	9.6	(4,585)	(13.9)
Axon Evidence and Cloud Services	175,458	38.1	118,314	34.5	57,144	48.3
Extended Warranties	18,474	4.0	14,085	4.1	4,389	31.2
Other (2)	8,464	1.8	4,593	1.4	3,871	84.3
Total Software and Sensors segment	281,988	61.2	208,761	60.9	73,227	35.1
Total net sales	$460,736	100.0%	$343,043	100.0%	$117,693	34.3%

(1)	TASER segment “Other” includes smaller categories, such as VR hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)	Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room, Axon Air and other sensors and equipment.

Net sales for the TASER segment increased 33.1% for the three months ended March 31, 2024 as compared to the prior-year quarter, primarily due to increases of $31.2 million in TASER devices (professional) revenue and $9.4 million of cartridge revenue. The increase in TASER devices (professional) revenue was primarily related to strong adoption of our next generation product, TASER 10, which began shipping in the first quarter of 2023. The increase in cartridge revenue was primarily related to growing sales of next generation TASER products. Net sales for Axon Evidence and cloud services increased $5.0 million in the three months ended March 31, 2024 due to an increase in the number of cloud-connected TASER devices in the field, as well as an increase in VR revenue.

Net sales for the Software and Sensors segment increased 35.1% for the three months ended March 31, 2024 as compared to the prior-year quarter as we continue to add users and associated devices to our network. The increase in the aggregate number of users and increasing adoption of our premium add-on features by our existing customers drove the majority of the increase in Axon Evidence and cloud services revenue of $57.1 million. Net sales of Axon Body cameras and accessories increased $12.4 million due to higher volume. Partially offsetting the increases in the Software and Sensors segment was a decrease of $4.6 million in Axon Fleet revenue primarily reflecting lower unit volumes on more normalized deployment timelines. An increase in cameras, docks and Axon Fleet systems in the field drove the $4.4 million increase in extended warranties revenue, as most of those devices are sold with extended warranties.

We consider total company future contracted revenues a forward-looking performance indicator. As of March 31, 2024, we had approximately $7.0 billion of total company future contracted revenue, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. We currently expect to recognize between 15% - 25% of this balance over the next 12 months, and expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment decreased to 50.7% from 62.2% for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily due to increased stock-based compensation expense and payroll taxes related to vesting events from a one-time RSU program. Excluding the impacts of stock-based compensation expense, gross margin for the TASER segment is 61.8% for the three months ended March 31, 2024, compared to 62.4% for the same period in 2023. The decrease is due to the introduction of our next generation device, TASER 10, which began shipping at the end of the first quarter of 2023 and is still ramping toward full scale in manufacturing, partially offset by the absence of non-recurring inventory reserves recognized in the first quarter of 2023.

As a percentage of net sales, gross margin for the Software and Sensors segment increased to 60.1% from 57.8% for the three months ended March 31, 2024 and 2023, respectively. Within the Software and Sensors segment, hardware gross margin increased to 38.7% for the three months ended March 31, 2024 compared to 38.2% for the same period in 2023. Excluding the impacts of stock-based compensation expense and intangibles amortization, hardware gross margin increased to 46.9% for the three months ended March 31, 2024, compared to 38.6% for the same period in 2023 due to favorable product mix and manufacturing overhead reallocations made in the second quarter of 2023. Service margin decreased to 72.8% for the three months ended March 31, 2024 from 73.2% for the same period in 2023 primarily due to increased stock-based compensation expense and payroll taxes related to vesting events from a one-time RSU program. Excluding the impacts of stock-based compensation expense and intangibles amortization, service margin increased to 74.5% for the three months ended March 31, 2024, compared to 73.8% for the same period in 2023 due to a lower mix of professional services revenue.

We anticipate an increase in stock-based compensation expense reflected within cost of goods sold as a result of RSUs granted in January 2024 that generally vest in five annual installments from March 2024 through March 2028. These RSUs were granted to employees whose compensation was under a specified threshold, including production-line employees. As previously disclosed in Note 15 to our consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2023, Patrick W. Smith, our Chief Executive Officer, agreed to compensation in a lesser amount than the Compensation Committee of our Board of Directors was otherwise willing to provide so that the Company could instead provide enhanced compensation opportunities to other employees of the Company. If instead he had accepted higher compensation, it would have been reflected in SG&A expenses over a similar period.

Sales, General and Administrative Expenses

SG&A expenses were comprised as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar	Percent
	2024	2023	Change	Change
Total sales, general and administrative expenses	$152,669	$116,567	$36,102	31.0%
Sales, general, and administrative expenses as a percentage of net sales	33.1%	34.0%

Professional and consulting expense increased $8.3 million in comparison to the prior year comparable period, which was primarily attributable to transaction costs related to the recent acquisition of Fusus.

Stock-based compensation expense increased $7.7 million in comparison to the prior year comparable period, which was primarily related to increased headcount and additional grants that were awarded to employees whose compensation was under a specified threshold.

Salaries, benefits and bonus expense increased $5.7 million in comparison to the prior year comparable period, which was primarily attributable to an increase in headcount and higher wages.

Sales and marketing and travel expense increased $7.3 million in comparison to the prior year comparable period. The increase was primarily attributable to an increase of commissions of $5.2 million as a result of higher revenue. Travel expense increased $2.6 million due to higher seasonal travel for company events compared to the prior-year comparable period.

Research and Development Expenses

R&D expenses were comprised as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar	Percent
	2024	2023	Change	Change
Total research and development expenses	$91,097	$70,927	$20,170	28.4%
Research and development expenses as a percentage of net sales	19.8%	20.7%

Salaries, benefits and bonus expense increased $14.1 million in comparison to the prior year comparable period, which was primarily attributable to an increase in headcount and higher wages.

Stock-based compensation expense increased $4.8 million in comparison to the prior year comparable period, which was primarily related to increased headcount.

Interest Income, Net

Interest income, net, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income	$12,130	$11,390
Interest expense	(1,756)	(1,724)
Total interest income, net	$10,374	$9,666

Other Income, Net

Other income, net, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Realized and unrealized gains on fair value adjustments of strategic investments, net	$117,931	—
Unrealized gain on marketable securities, net	21,780	15,570
Gain (loss) on foreign currency transactions, net	88	(37)
Other, net	(733)	77
Other income, net	$139,066	$15,610

Provision for Income Taxes

The provision for income taxes was $32.5 million for the three months ended March 31, 2024, which was an effective tax rate of 19.6%. Our estimated annual effective income tax rate for 2024, before discrete period adjustments, is 21.9%, which differs from the federal statutory rate primarily due to the impact of R&D tax credits and net gain related to an investment transaction not recognized for tax, offset by the executive compensation limitation under IRC Section 162(m) on projected pre-tax income for the year. The effective tax rate was favorably impacted by a $4.1 million discrete tax benefit associated with net windfalls related to stock-based compensation for RSUs and PSUs that vested during the three months ended March 31, 2024.

The provision for income taxes was a benefit of $3.3 million for the three months ended March 31, 2023, which was an effective tax rate of -7.8%. Our estimated full year effective income tax rate for 2023, before discrete period adjustments, is 22.8%, which differs from the federal statutory rate primarily due to the impact of R&D tax credits and decrease in valuation allowance offset by the executive compensation limitation under IRC Section 162(m) and an increase in unrecognized tax benefits, on projected pre-tax income for the year. The effective tax rate was favorably impacted by a

$13.0 million discrete tax benefit associated with net windfalls related to stock-based compensation for RSUs and PSUs that vested and stock options that were exercised during the three months ended March 31, 2023, primarily attributable to the vesting of tranche 10 of the eXponential Stock Plan (“2019 XSPP”) in March 2023.

In December 2021, the Organization for Economic Co-operation and Development (“OECD”) published a framework for Pillar Two of the Global Anti-Base Erosion Rules (“GloBE”). The GloBE rules were designed to coordinate participating jurisdictions in updating the international tax system to ensure that large multinational companies pay a minimum level of income tax. Recommendations from the OECD regarding a global minimum income tax and other changes are being considered and/or implemented in jurisdictions where we operate. We believe enactment of the recommended framework in jurisdictions where we operate will result in minimal impacts to our financial results in the near term.

Net Income

We recorded net income of $133.2 million for the three months ended March 31, 2024 compared to net income of $45.1 million for the same period in 2023. Net income per basic share was $1.77 for the three months ended March 31, 2024 compared to $0.62 net income per basic share for the same period in 2023. Net income per diluted share was $1.73 for the three months ended March 31, 2024 compared to $0.61 net income per diluted share for the comparable period in 2023.

Three Months Ended March 31, 2024 Compared to the Three Months Ended December 31, 2023

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended		Dollar	Percent
	March 31, 2024		December 31, 2023		Change	Change
TASER segment:
TASER Devices (Professional)	$98,676	21.4%	$94,758	21.9%	$3,918	4.1%
Cartridges	56,198	12.2	43,781	10.1	12,417	28.4
Axon Evidence and Cloud Services	12,221	2.7	10,105	2.4	2,116	20.9
Extended Warranties	8,526	1.8	8,226	1.9	300	3.6
Other (1)	3,127	0.7	4,473	1.0	(1,346)	(30.1)
Total TASER segment	178,748	38.8	161,343	37.3	17,405	10.8
Software and Sensors segment:
Axon Body Cameras and Accessories	51,205	11.1	58,957	13.7	(7,752)	(13.1)
Axon Fleet Systems	28,387	6.2	22,481	5.2	5,906	26.3
Axon Evidence and Cloud Services	175,458	38.1	165,204	38.2	10,254	6.2
Extended Warranties	18,474	4.0	17,272	4.0	1,202	7.0
Other (2)	8,464	1.8	6,885	1.6	1,579	22.9
Software and Sensors segment	281,988	61.2	270,799	62.7	11,189	4.1
Total net sales	$460,736	100.0%	$432,142	100.0%	$28,594	6.6%

(1)	TASER segment “Other” includes smaller categories, such as VR hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)	Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room, Axon Air and other sensors and equipment.

Net sales within the TASER segment increased by approximately $17.4 million, or 10.8%, during the three months ended March 31, 2024 compared to the prior quarter. The increase is related to strong adoption of TASER 10 and higher international cartridge volume. Fluctuations in cartridge revenue are generally attributable to customers who are not on cartridge subscriptions plans and periodically purchase in bulk.

Within the Software and Sensors segment, net sales increased $11.2 million, or 4.1%, during the three months ended March 31, 2024 compared to the prior quarter. The increase in the aggregate number of users and increasing adoption of our premium add-on features by our existing customers drove the majority of the increase in Axon Evidence and cloud services revenue of $10.3 million. Axon Fleet revenue increased $5.9 million primarily due to higher unit sales. Partially offsetting the increases in the Software and Sensors segment was a decrease in Axon Body cameras and accessories revenue of $7.7 million on lower units sales due to seasonality, partially offset by premium product mix. An increase in Axon Body cameras, docks and Axon Fleet systems in the field drove the $1.2 million increase in extended warranties revenue, as most of those devices are sold with extended warranties.

Non-GAAP Measures

We utilize certain non-GAAP financial measures such as EBITDA, Adjusted EBITDA, and Adjusted Gross Margin as defined below to enhance understanding of our financial results and related measures. Beginning with our first fiscal quarter of 2024, we have added Adjusted Gross Margin to our non-GAAP financial measures. We have adjusted for expenses that we believe are not indicative of our core operating results, including stock-based compensation expense and amortization of acquired intangible assets. To improve comparability, prior periods have been conformed to the current period presentation. Our management uses these non-GAAP financial measures in evaluating our operating performance in comparison to prior periods. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance, and when planning and forecasting our future periods. A reconciliation of GAAP to the non-GAAP financial measures is presented below.

●	EBITDA (Most comparable GAAP Measure: Net income) - Earnings before interest expense, investment interest income, income taxes, depreciation and amortization.
●	Adjusted EBITDA (Most comparable GAAP Measure: Net income) - Earnings before interest expense, investment interest income, income taxes, depreciation, amortization, non-cash stock-based compensation expense, fair value adjustments to strategic investments and marketable securities, transaction costs related to acquisitions and strategic investments, and other unusual, non-recurring pre-tax items that are not considered representative of our underlying operating performance.
●	Adjusted Gross Margin (Most comparable GAAP Measure: Gross margin) – Gross margin before non-cash stock-based compensation expense and amortization of acquired intangible assets.

Although these non-GAAP financial measures are not consistent with GAAP, management believes investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:

●	these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our GAAP financial measures;
●	these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our GAAP financial measures;
●	these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and
●	these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q were prepared under a comprehensive set of rules or principles.

EBITDA and Adjusted EBITDA reconcile to net income as follows (in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
Net income	$133,218	$57,271	$45,139
Depreciation and amortization	11,564	10,051	6,689
Interest expense	1,756	1,772	1,724
Investment interest income	(12,130)	(14,097)	(11,390)
Provision for (benefit from) income taxes	32,502	(1,469)	(3,255)
EBITDA	$166,910	$53,528	$38,907

Non-GAAP adjustments:
Stock-based compensation expense	75,115	35,130	34,350
Unrealized gain on strategic investments and marketable securities, net	(97,419)	(521)	(15,570)
Gain on remeasurement of previously held minority interest, net	(42,292)	—	—
Transaction costs related to strategic investments and acquisitions	6,357	2,708	843
Loss on disposal, abandonment, and impairment of property, equipment and intangible assets, net	—	—	156
Costs related to antitrust and FTC litigation	224	169	—
Payroll taxes related to 2019 XSPP vesting and 2018 CEO Performance Award option exercises	—	50	6,392
Adjusted EBITDA	$108,895	$91,064	$65,078

Adjusted Gross Margin reconciles to gross margin as follows (in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Gross margin	$90,690	$169,356	$260,046	$83,519	$120,583	$204,102
Stock-based compensation expense	19,781	9,814	29,595	310	1,010	1,320
Amortization of acquired intangible assets	—	1,686	1,686	—	—	—
Adjusted gross margin	$110,471	$180,856	$291,327	$83,829	$121,593	$205,422
Gross margin	50.7%	60.1%	56.4%	62.2%	57.8%	59.5%
Adjusted gross margin	61.8%	64.1%	63.2%	62.4%	58.2%	59.9%

Liquidity and Capital Resources

Summary

As of March 31, 2024, we had $403.9 million of cash and cash equivalents, a decrease of $194.7 million as compared to December 31, 2023. Cash and cash equivalents and available-for-sale investments totaled $964.1 million as of March 31, 2024, representing a decrease of $278.5 million from December 31, 2023.

Our most significant source of liquidity continues to be funds generated by operating activities and available cash and cash equivalents and short-term investments. In addition, our $200.0 million revolving credit facility is available for additional working capital needs or investment opportunities. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. Advances under the line of credit bear interest at Term SOFR plus 1.25% to

1.75% per year determined in accordance with a pricing grid based on our net debt to EBITDA ratio, which for purposes of the credit agreement excludes investment interest income.

As of March 31, 2024, we had letters of credit outstanding of $7.5 million, leaving the net amount available for borrowing of $192.5 million. The credit agreement will mature on the earlier of December 15, 2027 or the date that is six months prior to the stated maturity date of our 2027 Notes unless the Notes have been redeemed, repurchased, converted or defeased in full. Additionally, the credit agreement has an accordion feature that allows for an increase in the total line of credit up to $300.0 million, in each lender’s sole discretion. At March 31, 2024 and December 31, 2023, there were no borrowings outstanding under the line.

Our agreement with the bank requires us to comply with a net leverage ratio, defined as consolidated total indebtedness to EBITDA, of no greater than 3.50 to 1.00 based upon a trailing four fiscal quarter period. At March 31, 2024, our net leverage ratio was (0.15) to 1.00. Additionally, we must comply with a consolidated interest coverage ratio, defined as EBITDA to consolidated interest expense, of no less than 3.50 to 1.00 based upon a trailing four fiscal quarter end. At March 31, 2024, our consolidated interest coverage ratio was 51.03 to 1.00.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating activities	$(15,938)	$(56,323)
Investing activities	(174,044)	(72,674)
Financing activities	(2,710)	37,990
Effect of exchange rate changes on cash and cash equivalents	(1,978)	779
Net increase (decrease) in cash and cash equivalents and restricted cash	$(194,670)	$(90,228)

Operating activities

Net cash used by operating activities in the first three months of 2024 of $15.9 million reflects net income of $133.2 million, non-cash income statement items totaling $33.8 million, and a decrease of $115.4 million for the net change in operating assets and liabilities. Included in the non-cash items were a gain of $97.4 million on strategic investments and marketable securities, $75.1 million in stock-based compensation expense, a $42.3 million gain on remeasurement of a previously held minority interest, net, $20.7 million related to an increase in deferred income taxes, $11.6 million in depreciation and amortization expense, and $5.0 million in bond amortization. Cash used in operations was impacted by an increase in accounts and notes receivable and contract assets of $51.1 million, an increase of $0.7 million in inventory, and a decrease in accounts payable, accrued and other liabilities of $84.3 million. Offsetting this activity was an increase in deferred revenue of $20.7 million. The increase in accounts and notes receivable and contract assets was due to increased sales and timing of satisfied performance obligations compared to customer payments of accounts receivable. The decrease in accounts payable, accrued and other liabilities was driven primarily by lower commissions payable and by the timing of the annual bonus payout.

Net cash used in operating activities in the first three months of 2023 of $56.3 million reflects net income of $45.1 million, non-cash income statement items totaling $16.0 million, and a decrease of $117.4 million for the net change in operating assets and liabilities. Included in the non-cash items were $34.4 million in stock-based compensation expense, a decrease of $9.7 million in deferred income taxes, net, $6.7 million in depreciation and amortization expense, and a $15.6 million gain on the change in fair value of marketable securities. Cash provided by operations was favorably impacted by increased deferred revenue of $50.2 million, which was primarily attributable to increased sales where the customer is invoiced before performance occurs. Offsetting this activity was an increase of accounts and notes receivables and contract assets of $50.4 million, an increase in prepaid expenses and other assets of $64.3 million, an increase of $15.8 million in inventory, and a decrease in accounts payable, accrued and other liabilities of $37.0 million. The increase in accounts and notes receivable and contract assets is due to increased sales and timing of satisfied performance obligations compared to customer payments of accounts receivable. Inventory increases were a result of advance purchases to support future sales. Of the increase in prepaid expenses and other assets, $33.0 million was primarily driven by a receivable for proceeds from shares sold to cover the tax liability and option cost for options exercised during the first three months of 2023, but settled in April 2023. The decrease in accounts payable, accrued and other liabilities was driven primarily by the timing of the annual bonus payout.

Investing activities

Cash used in investing activities during the first three months of 2024 was $174.0 million. Cash inflows from investing activities included $89.0 million of proceeds from calls, maturities and sales of available-for-sale investments, net of purchases. The outflows from investing activities included $237.8 million for a business acquisition, $9.1 million for a strategic investment, and $16.2 million for purchases of property and equipment, net of proceeds.

We used $72.7 million of cash for investing activities during the first three months of 2023. Cash outflows from investing activities included $64.0 million for the purchase of available-for-sale investments, net of proceeds from calls and maturities. Property and equipment purchases totaled $8.5 million.

Financing activities

Net cash used in financing activities was $2.7 million during the first three months of 2024 and was primarily attributable to income and payroll taxes on behalf of employees who net-settled stock awards during the period.

Net cash provided by financing activities was $38.0 million during the first three months of 2023 and was primarily attributable to proceeds of $39.2 million from the exercise of stock options where shares were sold to cover the exercise price and net proceeds of $33.7 million received from our ATM offering. Partially offsetting net cash provided by financing activities was $34.8 million for the payment of income and payroll taxes on behalf of employees who net-settled stock awards during the period related to the vesting of tranche 10 of the 2019 XSPP.

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

Our significant accounting policies are discussed in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Except as noted below, there have been no significant changes to these policies for the three months ended March 31, 2024.

Business Combinations

Accounting for business combinations requires us to make significant estimates and assumptions, notably at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. The fair values of intangible assets are determined utilizing information available as of the acquisition date based on expectations and assumptions that are deemed reasonable by management. Given the considerable judgment involved in determining fair values, we typically obtain assistance from third-party valuation specialists for significant items. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill.

We may adjust provisional amounts recorded for assets acquired and liabilities assumed to reflect new information, provided we have not exceeded the maximum measurement period of one year from the acquisition date and subsequently obtained facts and circumstances existed as of the acquisition date. While we believe the expectations and assumptions used in valuing assets acquired and liabilities assumed are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions, implying that an indicator of impairment could be present. Any such impairment charges could have a material effect on our results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “available-for-sale”. We report available-for-sale investments at fair value as of each balance sheet date and record any unrealized gains or losses within accumulated other comprehensive income (loss) as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income (expense), net within the condensed consolidated statements of operations. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the condensed consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the condensed consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If we have the intent to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations. Based on investment positions as of March 31, 2024, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $1.5 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Additionally, we have access to a $200.0 million line of credit borrowing facility which bears interest at SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net leverage ratio and consolidated interest coverage ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $7.5 million at March 31, 2024. At March 31, 2024, there was no amount outstanding under the line of credit, and the available borrowing under the line of credit was $192.5 million. We have not borrowed any funds under the line of credit since its inception; however, should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The discussion under the headings Product Litigation and Antitrust Litigation in Note 13 to our condensed consolidated financial statements included within this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A. Risk Factors

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risks we face, which are set forth more fully below.

Strategic Risks

●	If law enforcement agencies do not continue to purchase and use our products and services, our growth prospects, operating results and financial condition will be materially adversely affected.
●	If our TASER CEDs do not continue to be widely accepted, our growth prospects, operating results and financial condition will be diminished.
●	If we are unable to design, introduce, sell and deploy new products or new product features successfully, our business and financial results could be adversely affected.
●	We face risks associated with rapid technological change and new competing products.
●	Our future success is dependent on our ability to expand sales through direct sales and distributors and our inability to increase direct sales or recruit new distributors would negatively affect our sales.
●	Negative publicity could adversely impact sales, which could cause our revenues or operating results to decline.
●	Acquisitions of, or investments in, other products, technologies or businesses could disrupt our business, dilute shareholder value, and adversely affect our operating results.
●	Our failure to retain executive officers, including Patrick W. Smith, could adversely impact our business.

Operational Risks

●	Unavailability of materials or higher costs could adversely affect our financial results.
●	Material adverse developments in domestic and global economic conditions, or the occurrence of other world events, could materially adversely affect our revenue and results of operations.
●	To the extent demand for our products increases, our future success will be dependent upon our ability to manage our growth and to increase manufacturing production capacity.
●	Delays in product development schedules could adversely affect our revenues and cash flows.
●	We expend significant resources in anticipation of a sale and may receive no revenue in return.
●	Changes in civil forfeiture laws may affect our customers’ ability to purchase our products.
●	If our security measures or those of our third-party providers, including cloud storage providers, are breached and unauthorized access is obtained to customers’ data or our data, our network, data centers and service may be perceived as not being secure, customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure and liabilities.
●	Catastrophic events could materially adversely affect our business, results of operations and/or financial condition.
●	Uncertainty in the development, deployment and use of artificial intelligence (“AI”) in our products and services, as well as our business more broadly, could adversely affect our business and reputation.
●	Defects or disruptions in our services could impact demand for our services and subject us to substantial liability.
●	Defects in our products could reduce demand for our products or result in product recalls and result in a loss of sales, delay in market acceptance and damage to our reputation.
●	Our international operations expose us to additional risks that could harm our business, operating results and financial condition.
●	We depend on our ability to attract and retain our key management, sales and technical personnel.
●	If we fail to comply with federal, state or local regulations applicable to TASER 10 CEDs, we may be subject to governmental actions or litigation that could materially harm our business.
●	If we fail to maintain effective internal control over financial reporting, or identify a material weakness or significant deficiency, our ability to accurately and timely report our financial condition and results of operations could be adversely affected, investor confidence could diminish, and the value of our common stock may decline.

Financial Risks

●	An increasing percentage of our revenue is derived from subscription billing arrangements that may result in delayed cash collections and may increase customer credit risk on receivables and contract assets.
●	Our gross margin is dependent on a number of factors, including our product mix, cost structure and acquisitions we may make, any of which could cause our gross margin to decline.
●	Revenue for our Software-as-a-Service (“SaaS”) products is recognized over the terms of the contracts, which may be several years, and, as such, trends in new business may not be immediately reflected in our operating results.
●	Most of our end-user customers are subject to budgetary and political constraints that may delay or prevent sales.
●	The open bidding process creates uncertainty in predicting future contract awards.
●	We maintain most of our cash balances, some of which are not insured, at two depository institutions.
●	Stock transactions may have a material, unpredictable impact on our results of operations and may result in dilution to existing shareholders.
●	Our financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.
●	Unanticipated changes in our effective tax rate and additional tax liabilities may impact our results of operations and financial condition.
●	Our revenues and operating results may fluctuate unexpectedly, which may cause our common stock price to decline.
●	Our profitability could suffer from declines in fair value or impairment of our investments, including our strategic investments, and could fluctuate if the fair values of our investments increase.

Legal and Compliance Risks

●	We may face personal injury, wrongful death, product liability and other liability claims that harm our reputation and adversely affect our sales and financial condition.
●	Other litigation, government inquiries and regulatory actions may result in significant costs and judgments and divert management attention from our business.
●	We have in the past and may in the future be subject to intellectual property infringement and other claims, which could incur substantial litigation costs, result in significant damages awards, inhibit our use of certain technologies, and divert management attention from our business.
●	If we are unable to protect our intellectual property, the value of our brands and products may decrease and we may lose our competitive market advantage.
●	We may be unable to enforce patent rights internationally, which may limit our ability to prevent our product features from being used by competitors in some foreign jurisdictions.
●	The use of open-source software in our products, services and technologies may expose us to additional risks and harm our intellectual property rights.
●	A variety of new and existing laws and/or interpretations could materially adversely affect our business.
●	We are subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.
●	Our amended and restated bylaws include exclusive forum provisions that could increase costs to bring a claim, discourage claims or limit the ability of our shareholders to bring a claim in a judicial forum viewed by shareholders as more favorable for disputes.

Risks Related to our Convertible Notes

●	Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow to pay our substantial debt.
●	The conditional conversion feature of the Notes, if triggered, may adversely affect our operating results.
●	Conversion of the Notes may dilute the ownership interest of our shareholders or may otherwise depress the price of our common stock.
●	Changes in the accounting treatment for the Notes may have a material effect on our reported financial results.

●	The 2027 Note Hedge and Warrant transactions may affect the value of the Notes and our common stock.
●	We are subject to counterparty risk with respect to the convertible note hedge transactions.

Our past financial performance may not be a reliable indicator of our future performance and historical trends should not be used to anticipate our results or trends in future periods because of the following factors and other variables affecting our operating results. You should carefully consider the trends, risks and uncertainties described below and other information in this Quarterly Report on Form 10Q and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition, results of operations or cash flows could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

In each of the years ended December 31, 2023, 2022 and 2021, we derived a significant portion of our revenues from sales of TASER CEDs and related products, whether on a standalone basis or as part of a bundled offering, and expect to depend on sales of these products for a significant portion of our revenue for the foreseeable future. The acceptance of these devices is critical to our growth prospects, operating results and financial condition. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of these products, our growth prospects, operating results and financial condition will be materially adversely affected.

Demand for TASER products is affected by several factors, many of which are beyond our control, including continued market acceptance of our products by our customers, technological change, and growth or contraction of the economy in general. Additionally, our TASER CEDs and other offerings or products could fail to maintain or attain sufficient customer acceptance for many reasons, including:

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

Our future success will likely depend on our ability to develop new products or product features that achieve market acceptance in a timely and cost-effective manner. The development of new products and  product features is complex, time-consuming and expensive, and we may experience delays in completing the development and introduction of new products. We may choose to carry higher levels of inventory to mitigate the risk of production delays, which may expose us to an increased risk of obsolescence.

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

In addition, unfavorable media or investor and analyst reports related to our industry, company, brand, marketing, personnel, operations, business performance or prospects may affect our common stock price and the performance of our business, regardless of accuracy. Furthermore, the speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media outlets, websites and other digital platforms. Our success in maintaining and enhancing our brand depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our products and services, which would adversely affect our business and financial results.

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

These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. If we acquire businesses, technologies or products, we may not be able to integrate the acquired personnel, operations, technologies or products successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

●	inability to integrate or benefit from acquired products, technologies or businesses in a profitable manner;
●	inability to correct or achieve regulatory approvals or certifications;
●	unanticipated costs or liabilities associated with the acquisition, including potential liabilities due to litigation, government inquiries and regulatory actions relating to the acquired products, technologies or business and any non-compliance with applicable laws, regulations or contractual requirements;
●	potential identified or unknown security vulnerabilities in acquired technologies that expose us to additional security risks or delay our ability to integrate the acquired products into our offerings or recognize the benefits of our investment;
●	differences between our values and those of an acquired company, as well as potential disruptions to our workplace culture or how we are perceived by investors;
●	incurrence of acquisition-related costs, including costs related to integration activities;
●	difficulty integrating the accounting and information systems, operations and personnel of the acquired business;
●	inability to augment the acquired technologies and platforms to the levels that are consistent with our brand and reputation;
●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
●	challenges converting the acquired company’s revenue recognition policies and forecasting the related revenues, including subscription-based revenues and software license revenues;

●	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;
●	difficulty converting the customers of the acquired business onto our platform and contract terms;
●	diversion of management’s attention and other company resources;
●	harm to our existing business relationships with business partners and customers as a result of the acquisition;
●	the potential loss of key employees;
●	use of resources that are needed in other parts of our business; and
●	use of substantial portions of our available cash to consummate the acquisition.

We cannot assure you that the anticipated benefits of any acquisition or investment will be realized or that we will not be exposed to unknown liabilities or risks. Integrating an acquired technology, asset, or business into our operations can be challenging, complex and costly and we cannot assure you that we will be successful or that the anticipated benefits of the acquisitions that we complete will be realized or outweigh their costs. If our integration and development efforts are unsuccessful and the anticipated benefits of the acquisitions we complete are not achieved, our business, operating results, financial condition and prospects could be adversely affected.

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

Among other qualifications, Patrick W. Smith is the founder of Axon and brings extensive executive leadership experience in the technology industry, including the management of worldwide operations, sales, service and support as well as technology innovation as an inventor listed on over 50 U.S. patents. Mr. Smith has been instrumental in building the public safety operating system of the future by integrating a suite of hardware devices and cloud-based software solutions that lead to modern policing and help save lives. From the early days of founding the organization to today as a market leader, Mr. Smith’s expertise has brought forth entirely new product categories, including the less-lethal TASER de-escalation platform, body-worn cameras and cloud software that modernize public safety.

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

Due to the unique requirements of TASER 10 CEDs, including the regulation of certain TASER 10 CED components for import into the United States and export from foreign sources, we purchase our raw materials from a limited number of suppliers. Some of the raw materials that are used in TASER 10 CEDs may be subject to fluctuations in market price, which we may be unable to pass through to our customers to offset market fluctuations. Because of the unique requirements of TASER 10 CEDs, we cannot change suppliers easily. We may be slower to establish alternative sources of supply for TASER 10 CED components as we continue to refine the design of the product. Any delay or interruption in the supply of the raw materials that are used in TASER 10 CEDs could impair our ability to manufacture and deliver TASER 10 CEDs, harm our reputation or cause a reduction in revenues.

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

The development of TASER CEDs, devices, sensors and software is a complex and time-consuming process. To achieve market acceptance for our products, we must effectively anticipate customer requirements, and we must offer products that meet changing customer demands in a timely and cost-effective manner. Customers may require product features and capabilities that our current products do not have. If we fail to develop products that satisfy customer requirements, our ability to create or increase demand for our products will be harmed.

Without the timely and cost-effective introduction of new products, services and enhancements, our offerings will likely become less competitive over time, in which case our competitive position and operating results could suffer. New products and services, as well as enhancements to existing products and services, can require long development and testing periods and may require significant investment, including substantial R&D, development of different engineering and manufacturing workflows, and adjustments to our data and analytics infrastructure. Our focus on our SaaS platform also presents complex development issues. Significant delays in new product or service releases or significant problems in creating new products or services could adversely affect our business, growth prospects, operating results, cash flows and competitive position.

We expend significant resources in anticipation of a sale due to our lengthy sales cycle and may receive no revenue in return.

Generally, our end-user customers consider a wide range of issues before committing to purchase our products, including product benefits, training costs, the cost to use our products in addition to, or in place of, other products, budget constraints and product reliability, safety and efficacy. Because we sell to various types of government entities of multiple sizes, including national agencies, state agencies, county agencies and municipal agencies, which can require varying levels of approvals followed by appropriations, the length of our sales cycle may range from a few weeks to as long as several years. Adverse publicity surrounding our products or the safety of such products has in the past, and could in the future, lengthen our sales cycle with customers. We believe that in the past our sales were adversely impacted by negative coverage and publicity surrounding our products or the use of our products. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by potential customers before they place an order. If these potential customers do not purchase our products, we will have expended significant resources and received no revenue in return.

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

A security breach could expose us to a risk of loss or inappropriate use of proprietary and sensitive data, or the denial of access to this data. A real or perceived security breach could also result in a loss of confidence in the security of our products and services, damage our reputation, disrupt our business, subject us to third-party lawsuits, regulatory fines or investigations or otherwise subject us to legal liability, negatively impact our future sales and significantly harm our growth prospects, operating results and financial condition. Even the perception of inadequate security may damage our reputation and negatively affect our ability to win new customers or retain existing customers.

Catastrophic events could materially adversely affect our business, results of operations and/or financial condition.

A disruption or failure of our systems or operations in the event of a major earthquake, weather event (including those caused or exacerbated by the effects of climate change), fire, explosion, failure to contain hazardous materials, industrial accident, utility failure, cyber-attack, terrorist attack, public health crisis, pandemic, or other catastrophic event could cause delays in completing sales, providing products and services, or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption of any of our critical operations, or of the capacity, reliability or security of our information technology systems, could harm our ability to conduct normal business activities and our operating results, as well as expose us to claims, litigation and governmental investigations and fines. In addition, catastrophes may put pressure on federal, state and municipal government budgets, which may increase the risk that our customers will be unable to appropriate funds for existing or future contracts with us. These and other factors may adversely affect customer demand and ability to pay, cause decrease in sales, and negatively impact the realizability of our accounts receivable and contract assets.

Public health emergencies have adversely affected workforces, economies and financial markets globally, and led to an economic downturn in the past and may do so again in the future. As an essential provider of products and services for law enforcement and other first responders, we remain focused on protecting the health and well-being of our employees while assuring the continuity of our business operations.

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

We are building and expect to use systems and tools that incorporate AI-based technologies, including generative AI, for customers and our workforce. For example, Axon makes available a software product, Draft One, which leverages generative AI to draft police report narratives based on auto-transcribed body-worn camera audio. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. The development, adoption and use of generative AI technology remains in early stages, and ineffective or inadequate AI or generative AI development or deployment practices by us or third parties could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be (or may be perceived to be) based on datasets that are biased or insufficient. In addition, any latency, disruption or failure in our AI systems or infrastructure could result in delays or errors in our offerings. Developing, testing and deploying resource-intensive AI systems may require additional investment and increase our costs. There also may be real or perceived social harm, unfairness or other outcomes that undermine public confidence in the deployment and use of AI. Furthermore, third parties may deploy AI technologies in a manner that reduces customer demand for our products and services. Any of the foregoing may result in decreased demand for our products and services or harm to our business, financial results or reputation.

The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in relation to the areas of intellectual property, cybersecurity, and privacy and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to our development, deployment and use of AI. Additionally, third parties that license AI technologies to us may impose unfavorable licensing terms or terminate the licenses altogether which would require us to seek licenses from alternative sources to avoid disruptions in feature delivery. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

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

In addition, our suite of TASER CEDs are regulated by the U.S. Bureau of Industry and Security and require licenses for export abroad. Changes in U.S. foreign policy, foreign governmental status and evolving international human rights policy objectives may impact Axon’s ability to obtain licenses.

Changes to foreign political, economic, regulatory, tax, social and labor conditions may adversely harm our business. Compliance with complex foreign and U.S. laws and regulations makes it harder to do business in certain jurisdictions, potentially decreases sales, and increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, environmental regulations, climate- and sustainability-related regulations, tax and statutory financial regulations, export and import controls, customs and duties regulations, internal control and disclosure rules, privacy and data protection requirements, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and competition regulations, among others.

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

Our success depends upon the continued service of our key management personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified technical employees. Our ability to compete effectively and our future success depends on our continuing to identify, hire, develop, motivate and retain highly skilled personnel. In addition, our compensation arrangements, such as our equity incentives, may not always be successful in attracting new employees and retaining and motivating our existing employees. Restrictive immigration policy and regulatory changes may also affect our ability to hire, mobilize or retain some of our global talent. Although we have employment agreements with our officers and other members of our executive management team, the employment of such persons is “at-will” and either we or the employee can terminate the employment relationship at any time, subject to the applicable terms of the employment agreements. In particular, we expect to continue to face significant challenges in hiring personnel, particularly for executive-level engineering talent, whether as a result of competition with other companies or other factors.

We have had and expect to continue to have unique equity incentives designed to attract and retain long-term employees. We utilize these plans to align pay and performance and drive shareholder returns while reducing near-term cash expenditures. Our equity incentives and ongoing stock and option grants are subject to having sufficient shares under our stock plan and any new plans or increases in the number of shares available for grant under existing plans must be approved by our shareholders. If we are unable to obtain shareholder approval, we may be unable to attract and retain top talent, including senior executives. Our ability to attract, retain and motivate employees may also be adversely affected by common stock price volatility. The loss of the service of one or more of our key personnel could adversely impact our business, prospects, financial condition and operating results.

If we fail to comply with federal, state or local regulations applicable to our firearm product, TASER 10, we may be subject to governmental actions or litigation that could materially harm our business, operating results and financial condition.

The TASER 10 CED is primarily regulated by the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”), which licenses the manufacture, sale and import of firearms in the United States. The primary federal laws are the National Firearms Act of 1934, the Gun Control Act of 1968 (“GCA”) and the Firearms Owners’ Protection Act of 1986, which have been amended from time to time.

The ATF conducts periodic audits of our Arizona facilities that hold federal firearms licenses. If we fail to comply with ATF rules and regulations, the ATF may limit our activities or growth related to the TASER 10 CED, fine us, or, ultimately, suspend our ability to produce and sell the TASER 10 product line. There are also various state and local laws, regulations and ordinances relating to firearm characteristics, features and sales. Axon and local distributors must comply with state and local laws, regulations and ordinances pertaining to firearm and magazine sales in the jurisdictions where the TASER 10 CED is sold. Additionally, certain TASER 10 CED components are regulated for import into the United States by the ATF and are subject to ATF import permits that limit Axon’s ability to source from some suppliers leading to a potential decrease in supply chain agility. Supply chain constraints or an inability to source TASER 10 CED components could have a material adverse effect on our business, prospects, financial condition and operating results.

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

Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these processes may result in errors that may not be detected and could result in a material misstatement or other errors in our consolidated financial statements. Such errors may be more likely to occur when implementing new systems and processes, particularly when implementing evolving and complex accounting rules. The Sarbanes-Oxley Act of 2002 requires, among other things, that as a publicly traded company we disclose whether our internal control over financial reporting and disclosure controls and procedures are effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we continually undertake steps to improve our internal control over financial reporting as our business changes, we may not be successful in making the improvements and changes necessary to be able to identify and remediate control deficiencies or material weaknesses on a timely basis. For example, we identified a material weakness in our internal controls over revenue recognition and the reporting of deferred revenue for the year ended December 31, 2022 that has been remediated as further discussed in “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2023. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments’ covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults under our debt instruments; and our common stock price may decline.

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

Revenue for our SaaS products is recognized over the terms of the contracts, which may be several years, and, as such, trends in new business may not be immediately reflected in our operating results.

Our SaaS revenue is generally recognized ratably over the terms of the contracts, which generally range from one to ten years. As a result, most of the SaaS revenue we report each quarter is the result of agreements entered into during previous quarters. Consequently, current trends, whether positive or negative, in this portion of our business may not be fully reflected in our revenue results for several periods, and a decline in new or renewed SaaS contracts in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future reporting periods. If any of our assumptions about revenue from our SaaS delivery model prove incorrect, our actual results may vary materially from those anticipated, estimated or projected.

Most of our end-user customers are subject to budgetary and political constraints that may delay or prevent sales, or result in cancellations or non-renewals of contracts.

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

We maintain the majority of our cash and cash equivalents accounts at two depository institutions. As of March 31, 2024, the aggregate balances in such accounts at these two institutions were $157.4 million. Our balances with these and other institutions regularly exceed Federal Deposit Insurance Corporation insured limits for domestic deposits and various foreign deposit insurance programs covering our deposits in Australia, Belgium, Canada, Finland, France, Germany, Hong Kong, India, Italy, the Netherlands, Spain, the United Kingdom and Vietnam.

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

We have historically granted and expect to continue to grant stock-based compensation to employees and non-employee directors as a means of attracting and retaining highly qualified personnel. All stock-based awards are required to be recognized in our financial statements based on their grant date fair values. The amount recognized for stock compensation expense could vary depending on a number of assumptions or changes that may occur.

Changes in the subjective and probability-based assumptions can materially affect the estimates of the fair value of the awards and timing of recognition of stock-based compensation expense and, consequently, the related amount recognized in our statements of operations and comprehensive income.

As we continue to mature, the incentives to attract, retain and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past. We may also issue equity securities to pay for acquisitions and grant stock-based awards to retain the employees of acquired companies. If we issue significant equity to attract additional employees, to retain our existing employees, or related to acquisitions, we could incur substantial additional stock-based compensation expense and the ownership of our existing shareholders would be further diluted, which could depress the market price of our stock.

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

We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits related to exercises of stock options and vesting of RSUs, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, and changes in our liability for unrecognized tax benefits.

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

Further, recommendations from the OECD regarding a global minimum income tax and other changes are being considered and/or implemented in jurisdictions where we operate. We believe enactment of the recommended framework in jurisdictions where we operate will result in minimal impacts to our financial results in the near term. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Provision for Income Taxes” in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information. The impact of any new tax legislation may differ materially from our estimates due to future regulatory guidance or changes in our interpretations or assumptions we have made.

Our revenues and operating results may fluctuate unexpectedly from quarter-to-quarter, which may cause our common stock price to decline.

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

As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period. Fluctuations in our revenues and operating results may also cause our common stock price to decline.

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

We have been and could in the future be involved in numerous other litigation, government inquiries and regulatory matters relating to our products, contracts, employees and business relationships, including litigation against persons or entities we believe have infringed on our intellectual property, infringement litigation filed against us, litigation against a competitor, antitrust litigation, and enforcement actions filed against us. See discussion of litigation in Note 13 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Such matters have resulted, and are expected to continue to result in, substantial costs to us, including in the form of attorneys’ fees and costs, damages, fines or other penalties, whether pursuant to an adverse judgment or settlement, and diversion of our management’s attention, which could adversely affect our business, financial condition or operating results.

We have in the past and may in the future be subject to intellectual property infringement and other claims, which could incur substantial litigation costs, result in significant damages awards, inhibit our use of certain technologies, and divert management attention from our business.

Many companies own intellectual property rights that are directly or indirectly related to public safety technologies. These companies periodically demand licensing agreements or engage in litigation based on allegations of infringement or other violations of their patents, trademarks, copyrights or trade secrets. Non-practicing entities also have patents they have been granted or otherwise acquired, including patents that are directly or indirectly related to public safety technologies. These entities may seek compensation for perceived infringement of their patents, including by filing claims against us, independent of the merit of any such claims. As we enter new markets, expand into new product categories, and otherwise offer new products, services and technologies, additional intellectual property claims may be filed against us by these companies, entities and other third parties. Additionally, our use of AI tools in our business may increase the likelihood that third parties will claim that we infringe their intellectual property rights. Intellectual property claims may also be filed against us as our current products, services and technologies gain additional market share.

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

As detailed in “Item I. Business – Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2023, we are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations related to: privacy, data protection, security, retention and deletion; rights of publicity; content; intellectual property; regulation of certain of our CEDs as firearms; advertising; marketing; distribution; electronic contracts and other communications; competition; consumer protection; telecommunications; product liability; taxation; labor and employment; sustainability; economic or other trade prohibitions or sanctions; securities law; and online payment services. The introduction of new products and expansion of our activities in certain jurisdictions, including through acquisitions, or other actions that we may take may subject us to additional laws, regulations or other government scrutiny. In addition, foreign privacy, data protection, content, competition, sustainability and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

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

The cost of compliance with these laws and regulations is high and is likely to increase in the future. Additionally, these laws and regulations, or any associated inquiries or investigations or other government actions, have in the past and may in the future delay or impede the development of new products, result in negative publicity, cause customers to delay purchases, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

Radio Spectrum and Unmanned Aerial and Ground-Based Robotic Devices

Certain of our products utilize radio spectrum to provide wireless voice, data and video communications services. The allocation of spectrum is regulated in the United States and other countries and limited spectrum space is allocated to wireless services and specifically to public safety users. We manufacture and market products in spectrum bands already made available by regulatory bodies. If current products do not comply with the regulations set forth by these regulatory bodies, we may be unable to sell our products or could incur penalties. Our results could be negatively affected by the rules and regulations adopted from time to time by the U.S. Federal Communications Commission (“FCC”), Innovation, Science and Economic Development Canada, the European Union Directorate-General for Environment or regulatory bodies in other countries. Regulatory changes in current spectrum bands may also require modifications to some of our products so they can continue to be manufactured and marketed.

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

Axon and TASER CEDs

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

Federal regulation of sales in the United States: The majority of our currently offered TASER CEDs are not classified as firearms regulated by the ATF. However, the ATF regulates the TASER 10 CED as a firearm under the GCA due to a technological advancement specific to the propulsion design of TASER 10 CED cartridges. The implications of such classification on use-of-force standards and regulations could impact our ability to sell TASER 10 CEDs to law enforcement and government entities. Because Axon must maintain a federal firearms license to manufacture and sell TASER 10 CEDs, we are subject to periodic compliance inspections by the ATF. License violations discovered by the ATF can result in fines, penalties, warning letters or license revocation, leading to disruptions in operations. Further, we are required to administer, track and remit firearm excise taxes as applicable.

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

Federal regulation of international sales: Our CEDs are considered a “crime control” product by the U.S. Department of Commerce (“DOC”) for export directly from the United States which requires us to obtain an export license from the DOC for the export of our CED devices from the United States to any country other than Canada. Future products and services may require classifications from the DOC before they may be shipped internationally. Our inability to obtain DOC export licenses or classifications on a timely basis for sales of our products and services to our international customers could significantly and adversely affect our international sales. Although the TASER 10 CED is regulated by the ATF for domestic sales, the DOC has ruled that the product’s unique propulsion design has no impact on its export classification and that the TASER 10 CED model’s export classification remains consistent with all other TASER CED models.

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

State and local regulation: Our CEDs are controlled, restricted or, less frequently, prohibited by some state and local governments. Other jurisdictions may ban or restrict the sale of our TASER-branded devices, or restrict their use through changes to use-of-force laws or regulations, and our product sales may be significantly affected by additional state, county and city governmental regulation. The change in TASER 10 CED’s propulsion design may impact how TASER 10 CED is regulated at the state and/or local level depending on each state’s firearm laws.

International regulation of foreign imports and sales: Certain jurisdictions prohibit, restrict, or require a permit for the importation, sale, possession or use of CEDs (and other select Axon products), including in some countries by law enforcement agencies, impacting our international sales opportunities.

U.S. and international regulation of component movements globally: We rely on a global supply chain of components across our product lines with most final assembly occurring in the United States. Export of these components is subject to a shifting regulatory landscape imposed by both foreign and U.S. authorities. Abrupt changes to these regulations can result in delays or interruptions to final product supplies. Additionally, ATF regulation of certain imports of TASER 10 components may impact Axon’s supply chain agility.

International regulation of foreign-based operations: We maintain foreign operations in several countries globally for purposes of logistics, SG&A services and R&D support. Depending on these activities, applicable regulations may include business activity licensing and registration, import permits and recordkeeping, warehousing and storage security and permitting, and government reporting.  Any failure to comply with these requirements could impact our ability to sell, support or develop our products and services both internationally and in the United States.

Axon offers products and services that some jurisdictions determine to be “prohibited” or “controlled” weapons under applicable local arms brokering regulations. Consequently, jurisdictions with such regulations, particularly those which are signatories to the Arms Trade Treaty, can require certain covered groups and Axon employees to receive weapons brokering licenses. Brokering license issuance and approval is not always guaranteed and is subject to the applicable policy of the approving jurisdiction. Denial or limitations on brokering activity can impact the ability of individual employees to proceed with weapons brokering activity in certain instances.

Federal Procurement Regulations

Our U.S. government business is subject to specific procurement regulations, such as the Federal Acquisition Regulation, and a variety of socioeconomic and other requirements imposed by executive order and statute. These requirements, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, the U.S. government will likely continue to implement new requirements focused on initiatives to drive efficiencies, affordability and cost savings and other changes to its procurement practices to meet governmental interests. These initiatives and changes to procurement practices may change the way U.S. government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. government, including the terms and conditions under which we do so, which may have an adverse impact on our business, financial condition, results of operations, and cash flows.

Failure to comply with applicable regulations and requirements could lead to contractual, civil, criminal, and administrative remedies such as termination, fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment from U.S. government contracting or subcontracting for a period of time or indefinitely. Among the causes for suspension or debarment are violations of various laws and regulations, including those related to procurement integrity, export control, U.S. government security, employment practices, protection of the environment, accuracy of records, proper recording of costs and foreign corruption. The termination of a U.S. government contract or relationship as a result of any of these violations would have an adverse impact on our operations and could have an adverse effect on our standing and eligibility for future U.S. government contracts.

Privacy Regulations

We are subject to various U.S. and foreign laws and regulations associated with the collection, processing, storage and transmission of personally identifiable information and other sensitive and confidential information. This data is wide ranging and relates to our employees, customers and other third parties, including the subjects of law enforcement. Our compliance obligations include those prescribed under laws and regulations that dictate whether, how and under what circumstances we can receive, control, process, hold and/or transfer certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. If one or more of the legal mechanisms for transferring data from other countries to the United States is invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our products and services or adversely affect our financial results. Countries may also pass legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our products and services and expose us to significant penalties for non-compliance. For example, the European Parliament adopted the General Data Protection Regulation, effective May 2018, that extended the scope of European privacy laws to any entity that controls or processes personal data of E.U. residents in connection with the offer of goods or services or the monitoring of behavior and imposes compliance obligations concerning the handling of personal data. Further, Vietnam’s Personal Data Protection Decree, which entered into force July 1, 2023, applies to organizations (wherever based) so long as they participate in personal data processing in Vietnam. We are also subject to U.S. laws and regulations, including the including the California Privacy Rights Act, which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory ﬁnes and damages for data breaches or other California Consumer Privacy Act violations, as well as a requirement of “reasonable” cybersecurity, which could subject us to additional compliance costs as well as potential fines, individual claims, class actions and commercial liabilities.

Any inability, or perceived inability, by us to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations or other legal obligations, even if unfounded, could result in signiﬁcant regulatory and third-party liability, increased costs, disruption of our business and operations, and a loss of conﬁdence and other reputational damage. Furthermore, as new privacy laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations continues to increase and become a signiﬁcant compliance workstream.

Environmental Regulations

We are subject to various U.S. federal, state, local and international laws and regulations governing the environment, including restricting the presence of certain substances in our products and making us financially responsible for the collection, treatment, recycling and disposal of such products. In addition, further environmental or climate change disclosure legislation may be enacted in other jurisdictions, including the United States (under federal and state laws) and other countries, the cumulative impact of which could be significant. For example, in September 2023, California passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, requiring increased climate-related reporting. See “Item 1. Business – Governmental Regulation – Environmental Regulations” in our Annual Report on Form 10-K for the year ended December 31, 2023. Further, governmental authorities are increasingly focused on preventing environmental contamination from per-and polyfluoroalkyl substances (“PFAS”), which may be contained in certain Axon products. For example, federal and state governments and agencies are in various stages of considering and/or implementing laws and regulations requiring the reporting, restriction and/or phase-out of PFAS in products. New, or changes in, environmental safety laws, regulations or rules could also lead to increased costs of compliance, including remediations of any discovered issues, and changes to our operations, which may be significant. Any failures to comply could result in significant expenses, delays or fines and could adversely affect our financial results.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance (“ESG”) matters, that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by several governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and the FASB. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time-consuming and is subject to evolving reporting standards, including the SEC’s recently adopted and stayed climate-related reporting requirements, and similar proposals by other domestic or international regulatory bodies. Foreign governments have also enacted legislation to address ESG issues, such as the UK Modern Slavery Act.

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

As of December 31, 2023, we had outstanding an aggregate principal amount of $690.0 million of our 2027 Notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes.

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

We have adopted ASU 2020-06 as of January 1, 2022. Accordingly, we do not bifurcate the liability and equity components of the Notes on our balance sheet and we use the if-converted method of calculating diluted earnings per share. Under the if-converted method, diluted earnings per share will generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. Because the principal amount of the Notes upon conversion is required to be paid in cash, and only the excess is permitted to be settled in shares, the application of the if-converted method will produce a similar result as the treasury stock method prior to the adoption of ASU 2020-06. The effect of the treasury stock method is that the shares issuable upon conversion of such Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Notes exceeds their principal amount.

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

The 2027 Note Hedge and Warrant transactions may affect the value of the Notes and our common stock.

In connection with the pricing of the Notes, we have entered into 2027 Note Hedge transactions with the option counterparties. We have also entered into Warrant transactions with the option counterparties. The Note Hedge transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. However, the Warrant transactions could have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the Warrants.

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

In addition, if any of the Note Hedge and Warrant transactions fail to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock.

The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

We are subject to counterparty risk with respect to the 2027 Note Hedge transactions.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the 2027 Note Hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral.

If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the 2027 Note Hedge transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.   Other Information

During the fiscal quarter ended March 31, 2024, certain of our officers or directors have made, and may from time to time make, elections to have shares withheld or sold to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K under the Exchange Act).

No other Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by Item 408(c) of Regulation S-K) were entered into, modified or terminated by our directors or officers during such period.

Item 6.    Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the
Quarterly Report on Form 10-Q, filed August 9, 2022)
3.2	Bylaws, as amended and restated (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed December 21, 2023)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL

+Management contract or compensatory plan or arrangement

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	May 6, 2024
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2024	By:	/s/ BRITTANY BAGLEY
Chief Operating Officer and Chief Financial Officer
(Principal Financial and
Accounting Officer)