Form 10-Q
period 2024-06-30
AXON ENTERPRISE, INC.
filed 2024-08-07
CIK 1069183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024 or
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

The number of shares of the registrant’s common stock outstanding as of July 31, 2024 was 75,574,344.

AXON ENTERPRISE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AXON ENTERPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$566,452	$598,545
Marketable securities	107,550	77,940
Short-term investments	402,470	644,054
Accounts and notes receivable, net of allowance of $3,258 and $2,392 as of June 30, 2024 and December 31, 2023, respectively	386,058	417,690
Contract assets, net	343,422	275,779
Inventory	277,753	269,855
Prepaid expenses and other current assets	122,033	112,786
Total current assets	2,205,738	2,396,649
Property and equipment, net	215,324	200,533
Deferred tax assets, net	226,801	229,513
Intangible assets, net	85,571	19,539
Goodwill	307,758	57,945
Long-term notes receivable, net	3,044	2,588
Long-term contract assets, net	107,216	77,710
Strategic investments	363,134	231,730
Other long-term assets	227,784	220,638
Total assets	$3,742,370	$3,436,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,077	$88,326
Accrued liabilities	141,614	188,230
Current portion of deferred revenue	485,869	491,691
Customer deposits	23,049	21,935
Other current liabilities	11,504	9,787
Total current liabilities	766,113	799,969
Deferred revenue, net of current portion	291,424	281,852
Liability for unrecognized tax benefits	19,008	18,049
Long-term deferred compensation	14,050	11,342
Long-term lease liabilities	41,705	33,550
Convertible notes, net	678,678	677,113
Other long-term liabilities	2,552	2,936
Total liabilities	1,813,530	1,824,811
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 75,573,214 and 75,301,424 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	1	1
Additional paid-in capital	1,493,716	1,347,410
Treasury stock at cost, 20,220,227 shares as of June 30, 2024 and December 31, 2023	(155,947)	(155,947)
Retained earnings	605,264	431,249
Accumulated other comprehensive loss	(14,194)	(10,679)
Total stockholders’ equity	1,928,840	1,612,034
Total liabilities and stockholders’ equity	$3,742,370	$3,436,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales from products	$295,185	$233,474	$567,233	$452,863
Net sales from services	208,914	141,131	397,602	264,785
Net sales	504,099	374,605	964,835	717,648
Cost of product sales	145,154	101,192	296,852	208,776
Cost of service sales	55,210	41,292	104,202	72,649
Cost of sales	200,364	142,484	401,054	281,425
Gross margin	303,735	232,121	563,781	436,223
Operating expenses:
Sales, general and administrative	169,427	119,922	322,096	236,489
Research and development	101,434	71,940	192,531	142,867
Total operating expenses	270,861	191,862	514,627	379,356
Income from operations	32,874	40,259	49,154	56,867
Interest income, net	9,782	9,663	20,156	19,329
Other income (loss), net	7,934	(62,031)	147,000	(46,421)
Income (loss) before provision for income taxes	50,590	(12,109)	216,310	29,775
Provision for (benefit from) income taxes	9,793	(24,529)	42,295	(27,784)
Net income	$40,797	$12,420	$174,015	$57,559
Net income per common and common equivalent shares:
Basic	$0.54	$0.17	$2.31	$0.78
Diluted	$0.53	$0.16	$2.25	$0.77
Weighted average number of common and common equivalent shares outstanding:
Basic	75,511	74,224	75,433	73,435
Diluted	77,550	75,780	77,346	74,834
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$40,797	$12,420	$174,015	$57,559
Foreign currency translation adjustments	(2,727)	(557)	(3,528)	1,119
Unrealized gain (loss) on available-for-sale investments	119	(850)	13	(666)
Comprehensive income	$38,189	$11,013	$170,500	$58,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2023	75,301,424	$1	$1,347,410	20,220,227	$(155,947)	$431,249	$(10,679)	$1,612,034
Issuance of common stock under employee plans, net	164,747	—	(2,710)	—	—	—	—	(2,710)
Stock-based compensation	—	—	75,115	—	—	—	—	75,115
Issuance of replacement awards in connection with acquisitions	—	—	1,265	—	—	—	—	1,265
Net income	—	—	—	—	—	133,218	—	133,218
Other comprehensive loss, net	—	—	—	—	—	—	(907)	(907)
Balance, March 31, 2024	75,466,171	$1	$1,421,080	20,220,227	$(155,947)	$564,467	$(11,586)	$1,818,015
Issuance of common stock under employee plans, net	107,043	—	(2,185)	—	—	—	—	(2,185)
Stock-based compensation	—	—	74,821	—	—	—	—	74,821
Net income	—	—	—	—	—	40,797	—	40,797
Other comprehensive loss, net	—	—	—	—	—	—	(2,608)	(2,608)
Balance, June 30, 2024	75,573,214	$1	$1,493,716	20,220,227	$(155,947)	$605,264	$(14,194)	$1,928,840

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2022	71,474,581	$1	$1,174,594	20,220,227	$(155,947)	$257,022	$(7,179)	$1,268,491
Issuance of common stock	154,500	—	33,650	—	—	—	—	33,650
Issuance of common stock under employee plans, net	335,629	—	(34,841)	—	—	—	—	(34,841)
Stock options exercised	1,901,535	—	54,346	—	—	—	—	54,346
Stock-based compensation	—	—	34,350	—	—	—		34,350
Issuance of common stock for business combination contingent consideration	7,817	—	—	—	—	—	—	—
Net income	—	—	—	—	—	45,139	—	45,139
Other comprehensive income, net	—	—	—	—	—	—	1,860	1,860
Balance, March 31, 2023	73,874,062	$1	$1,262,099	20,220,227	$(155,947)	$302,161	$(5,319)	$1,402,995
Issuance of common stock	313,094	—	61,156	—	—	—	—	61,156
Issuance of common stock under employee plans, net	570,357	—	(62,214)	—	—	—	—	(62,214)
Stock options exercised	5,491	—	157	—	—	—	—	157
Stock-based compensation	—	—	31,891	—	—	—	—	31,891
Net income	—	—	—	—	—	12,420	—	12,420
Other comprehensive loss, net	—	—	—	—	—	—	(1,407)	(1,407)
Balance, June 30, 2023	74,763,004	$1	$1,293,089	20,220,227	$(155,947)	$314,581	$(6,726)	$1,444,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$174,015	$57,559
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	149,936	66,241
(Gain) loss on strategic investments and marketable securities, net	(105,386)	46,342
Realized gain on remeasurement of previously held minority interest, net	(42,313)	—
Depreciation and amortization	24,564	14,169
Bond amortization	(8,387)	(8,036)
Deferred income taxes	(7,755)	(37,605)
Noncash lease expense	3,516	2,978
Amortization of debt issuance costs	1,565	1,531
Unrecognized tax benefits	924	2,867
Other noncash items	4,165	1,457
Change in assets and liabilities:
Accounts and notes receivable and contract assets	(60,513)	(102,205)
Inventory	(8,116)	(43,585)
Prepaid expenses and other assets	(4,252)	(49,290)
Accounts payable, accrued and other liabilities	(43,071)	(35,976)
Deferred revenue	(12,067)	69,886
Net cash provided by (used in) operating activities	66,825	(13,667)
Cash flows from investing activities:
Purchases of investments	(414,361)	(246,049)
Proceeds from call, maturity, and sale of investments	664,358	381,082
Purchases of property and equipment	(27,512)	(21,650)
Proceeds from disposal of property and equipment	34	3
Purchases of intangible assets	—	(187)
Strategic investments	(76,628)	(10,917)
Business acquisitions, net of cash acquired	(237,796)	(21,026)
Net cash (used in) provided by investing activities	(91,905)	81,256
Cash flows from financing activities:
Net proceeds from equity offering	—	94,806
Proceeds from options exercised	—	54,503
Income and payroll tax payments for net-settled stock awards	(4,895)	(97,055)
Net cash (used in) provided by financing activities	(4,895)	52,254
Effect of exchange rate changes on cash and cash equivalents	(2,086)	806
Net (decrease) increase in cash and cash equivalents	(32,061)	120,649
Cash and cash equivalents and restricted cash, beginning of period	600,670	355,552
Cash and cash equivalents and restricted cash, end of period	$568,609	$476,201

Supplemental disclosures:
Cash and cash equivalents	$566,452	$474,203
Restricted cash (Note 1)	2,157	1,998
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$568,609	$476,201

Cash paid for income taxes, net of refunds	$47,399	$25,052

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$5,299	$750

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 - Organization and Summary of Significant Accounting Policies

Axon Enterprise, Inc. (“Axon”, the “Company”, “we”, or “us”) is a market-leading provider of public safety technology solutions. Our mission is to protect life in service of promoting peace, justice and strong institutions.

The accompanying unaudited condensed consolidated financial statements include the accounts of Axon Enterprise, Inc. and our subsidiaries. All intercompany accounts, transactions and profits have been eliminated.

Basis of Presentation and Use of Estimates

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2023, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2023. Our results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:

●	revenue recognition,
●	stock-based compensation,
●	business combinations,
●	product warranty reserves,
●	inventory valuation,
●	valuation of goodwill, intangible and long-lived assets,
●	valuation of strategic investments,
●	recognition, measurement and valuation of current and deferred income taxes, and
●	recognition and measurement of contingencies and accrued litigation expense.

The Company believes that estimates used in the preparation of these unaudited condensed consolidated financial statements are reasonable; however, actual results could differ materially from those estimates.

Geographic Information and Major Customers / Suppliers

For the three and six months ended June 30, 2024 and 2023, no individual country outside the United States represented more than 10% of total net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of our customers. For the three and six months ended June 30, 2024 and 2023, no customer represented more than 10% of total net sales. At June 30, 2024 and December 31, 2023, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.

We currently purchase both off-the-shelf and custom components, including finished circuit boards, injection-molded plastic components, small machined parts, custom cartridge components, electronic components and sub-assemblies from suppliers located in the United States, Taiwan, China, Mexico, Vietnam and the Republic of Korea. We may source from other countries as well. Although we currently obtain many of these components from single source suppliers, we own substantially all injection molded component tooling, designs and test fixtures used in their production for all custom components. As a result, we believe we could obtain alternative suppliers in most cases. Although we have experienced supply chain disruptions relating to materials and port constraints, we have remained focused on closely managing our supply chain. We continue to bolster our strategic relationships in our supply chain, identifying secondary/alternate sourcing, adjusting build plans accordingly, and building in logistic modes in support of our increasing demand while working to minimize disruption to customers. We acquire most of our components on a purchase order basis and do not currently have significant long-term purchase contracts with most component suppliers.

Income per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution from outstanding stock options and unvested restricted stock units (“RSUs”). The effects of outstanding stock options, unvested RSUs, our 0.50% convertible senior notes due 2027 (the “Notes” or “2027 Notes”) and warrants to acquire shares of our common stock (the “Warrants” or “2027 Warrants”) are excluded from the computation of diluted net income per share in periods in which the effect would be antidilutive. The calculation of the weighted average number of shares outstanding and earnings per share are as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$40,797	$12,420	$174,015	$57,559
Denominator:
Weighted average shares outstanding	75,511	74,224	75,433	73,435
Dilutive effect of stock-based awards	1,334	1,556	1,289	1,399
Dilutive effect of 2027 Notes	705	—	624	—
Diluted weighted average shares outstanding	77,550	75,780	77,346	74,834

Net income per common share:
Basic	$0.54	$0.17	$2.31	$0.78
Diluted	$0.53	$0.16	$2.25	$0.77

Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based awards	4,777	129	4,778	135
2027 Notes	2,312	3,017	2,393	3,017
2027 Warrants	3,017	3,017	3,017	3,017
Total potentially dilutive securities	10,106	6,163	10,188	6,169

For additional information regarding our 2027 Notes, refer to Note 10.

Warranty Reserves

We warranty our TASER® brand conducted energy devices (“CEDs”), Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. We estimate and record a liability for standard warranty at the time products are sold. The estimates are based on historical experience and reflect management’s best estimates of costs to be incurred over the warranty period. Adjustments may be required when actual or projected costs differ. Variations in component failure rates, repair costs and the point of failure within the product life cycle are key drivers that impact our periodic re-assessment of the warranty liability.

Revenue related to separately priced extended warranties is initially recorded as deferred revenue at its allocated amount and subsequently recognized as net sales on a straight-line basis over the warranty service period. Costs related to extended warranties are charged to cost of product and service sales when the costs become probable and can be reasonably estimated.

Changes in our estimated product warranty liabilities were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Balance, beginning of period	$7,374	$811
Utilization of reserve	(3,672)	(514)
Warranty expense	1,813	3,143
Balance, end of period	$5,515	$3,440

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

We have cash equivalents and investments, which at June 30, 2024 comprised money market funds, corporate bonds, term deposits, U.S. government bonds, agency bonds and U.S. Treasury bills. Cash equivalents and investments at December 31, 2023 also included commercial paper and U.S. Treasury inflation-protected securities. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Included in the balance of other long-term assets as of June 30, 2024 and December 31, 2023 was $8.1 million and $7.6 million, respectively, related to corporate-owned life insurance policies, which are used to fund our deferred compensation plan. We determine the fair value of insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.

We have an investment in marketable securities, for which changes in fair value are recorded in the condensed consolidated statement of operations as unrealized gain or (loss) on marketable securities, which is included in other income (loss), net.

We have strategic equity investments in various privately held companies as of June 30, 2024 and December 31, 2023. The estimated fair value of the investments was determined based on Level 3 inputs. In determining the estimated fair value of our strategic equity investments in privately held companies, we utilize observable data available to us as discussed further in Note 7.

The fair value of our 2027 Notes is determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the 2027 Notes at June 30, 2024 and December 31,

2023 to be a Level 2 measurement as they are not publicly traded. The fair value is primarily affected by the trading price of our common stock and market interest rates.

Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the condensed consolidated balance sheet.

Restricted Cash

Restricted cash balances of $2.2 million and $2.1 million as of June 30, 2024 and December 31, 2023, respectively, primarily relate to funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. As of June 30, 2024, approximately $2.1 million was included in prepaid expenses and current assets on our consolidated balance sheet, with the remainder in other long-term assets.

Valuation of Goodwill, Intangibles and Long-lived Assets

We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets, excluding goodwill and intangible assets with indefinite useful lives, may warrant revision or that the remaining balance of these assets may not be recoverable. Such events and circumstances could include a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way products are branded and marketed. In performing the review for recoverability, we estimate the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair values computed using discounted cash flows.

Finite-lived intangible assets and other long-lived assets are amortized over their estimated useful lives. We do not amortize goodwill and intangible assets with indefinite useful lives; rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter and on an interim basis when certain events and circumstances exist.

Business Combinations

Acquired businesses are included in the consolidated financial statements from the date we gain control of the business. We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record qualifying adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions, tax-related valuation allowances and pre-acquisition contingencies are initially recorded in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any qualifying adjustments to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our condensed consolidated statement of operations.

In the event that we acquire an entity in which we previously held an existing minority ownership interest, the difference between the fair value of the interest as of the acquisition date and the carrying value of the interest is recorded as a gain or loss within other income (loss), net, in the condensed consolidated statement of operations. Preexisting relationships subject to termination as a result of consummating an acquisition may require the recognition of a gain or loss upon settlement, which is recognized within income from operations on the condensed consolidated statement of operations. All third-party transaction-related costs are recognized as expense in the period in which they are incurred.

Stock-Based Compensation

On May 10, 2024, our shareholders approved the Axon Enterprise, Inc. 2024 eXponential Stock Plan (the “2024 Employee XSP”). The 2024 Employee XSP includes an approved pool of shares of common stock to be reserved for grants of awards of eXponential Stock Units (“XSUs”) to employees under the 2024 Employee XSP. The grants of XSUs employees that became effective in 2024 (the “2024 XSUs”) are grants of performance-based RSUs that vest in seven substantially equal tranches. The tranches will vest upon certification by the Compensation Committee of the Board of Directors upon achievement of three independent vesting conditions: (1) stock price goals; (2) operational goals; and (3) minimum service conditions.

Additionally, shareholders approved the grant of the 2024 XSUs to our CEO, Patrick W. Smith (the “2024 CEO Performance Award”). The stock price goals and operational goals under the 2024 CEO Performance Award are identical to those under the 2024 Employee XSP, but Mr. Smith is subject to a longer minimum required service period. Refer to Note 12 for further discussion.

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

Note 2 - Revenues

Nature of Products and Services

The following tables present our revenues by primary product and service offering and reportable segment (in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER Devices (Professional)	$104,624	$—	$104,624	$84,975	$—	$84,975
Cartridges	65,415	—	65,415	48,425	—	48,425
Axon Evidence and Cloud Services	14,215	192,735	206,950	8,494	132,102	140,596
Extended Warranties	8,908	18,310	27,218	7,715	15,166	22,881
Axon Body Cameras and Accessories	—	59,024	59,024	—	32,781	32,781
Axon Fleet Systems	—	26,601	26,601	—	35,960	35,960
Other (1) (2)	3,796	10,471	14,267	4,801	4,186	8,987
Total	$196,958	$307,141	$504,099	$154,410	$220,195	$374,605

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
TASER Devices (Professional)	$203,300	$—	$203,300	$152,447	$—	$152,447
Cartridges	121,613	—	121,613	95,225	—	95,225
Axon Evidence and Cloud Services	26,436	368,193	394,629	15,695	250,416	266,111
Extended Warranties	17,434	36,784	54,218	15,385	29,251	44,636
Axon Body Cameras and Accessories	—	110,229	110,229	—	71,578	71,578
Axon Fleet Systems	—	54,988	54,988	—	68,932	68,932
Other (1) (2)	6,923	18,935	25,858	9,940	8,779	18,719
Total	$375,706	$589,129	$964,835	$288,692	$428,956	717,648

(1)	TASER segment “Other” includes smaller categories, such as Virtual Reality (“VR”) hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)	Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room, Axon Air and other sensors and equipment.

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
United States	$425,501	84%	$321,921	86%	$817,907	85%	$612,859	85%
Other countries	78,598	16	52,684	14	146,928	15	104,789	15
Total	$504,099	100%	$374,605	100%	$964,835	100%	$717,648	100%

Contract Balances

The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the six months ended June 30, 2024 (in thousands):

June 30, 2024
Contract assets, net	$450,638
Contract liabilities (deferred revenue)	777,293
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	327,266

Contract liabilities (deferred revenue) consisted of the following (in thousands):

	June 30, 2024			December 31, 2023
	Current	Long-Term	Total	Current	Long-Term	Total
Extended Warranty:
TASER	$14,628	$18,168	$32,796	$14,773	$18,828	$33,601
Software and Sensors	32,274	17,907	50,181	33,940	16,036	49,976
	46,902	36,075	82,977	48,713	34,864	83,577
Hardware:
TASER	51,708	27,343	79,051	42,464	29,689	72,153
Software and Sensors	65,462	117,643	183,105	62,635	117,024	179,659
	117,170	144,986	262,156	105,099	146,713	251,812
Services:
TASER	6,889	4,557	11,446	7,939	3,983	11,922
Software and Sensors	314,908	105,806	420,714	329,940	96,292	426,232
	321,797	110,363	432,160	337,879	100,275	438,154
Total	$485,869	$291,424	$777,293	$491,691	$281,852	$773,543

	June 30, 2024			December 31, 2023
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$73,225	$50,068	$123,293	$65,176	$52,500	$117,676
Software and Sensors	412,644	241,356	654,000	426,515	229,352	655,867
Total	$485,869	$291,424	$777,293	$491,691	$281,852	$773,543

Remaining Performance Obligations

As of June 30, 2024, we had approximately $7.4 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, as of June 30, 2024. We currently expect to recognize between 15% - 25% of this balance over the next 12 months, and generally expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Note 3 - Cash, Cash Equivalents and Investments

The following tables summarize our cash, cash equivalents, marketable securities and available-for-sale investments at June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized		Cash	Marketable	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Securities	Investments
Cash	$78,251	$—	$—	$78,251	$78,251	$—	$—

Level 1:
Money market funds	254,304	—	—	254,304	254,304	—	—
Agency bonds	100,011	—	(44)	99,967	99,967	—	—
Treasury bills	116,330	2	(27)	116,305	66,511	—	49,794
U.S. Government	200,567	—	(342)	200,225	—	—	200,225
Marketable securities	90,000	17,550	—	107,550	—	107,550	—
Subtotal	761,212	17,552	(413)	778,351	420,782	107,550	250,019
Level 2:
Term deposits	218,870	—	—	218,870	67,419	—	151,451
Corporate bonds	1,000	—	—	1,000	—	—	1,000
Subtotal	219,870	—	—	219,870	67,419	—	152,451
Total	$1,059,333	$17,552	$(413)	$1,076,472	$566,452	$107,550	$402,470

As of June 30, 2024, we had $345.5 million of available-for-sale investments with unrealized losses. Of the $345.5 million of available-for-sale investments with unrealized losses, $14.9 million has been in a continuous unrealized loss position for 12 months or longer, with total gross unrealized losses of less than $0.1 million. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.

Acquired common stock is recorded as marketable securities in the condensed consolidated balance sheets and its fair value is adjusted every reporting period. Changes in fair value are recorded in the condensed consolidated statement of operations as unrealized gain (or loss) on marketable securities, which is included in other income (loss), net. During the three and six months ended June 30, 2024, we recorded an unrealized gain on marketable securities of $7.8 million and $29.6 million, respectively. We recorded an unrealized gain on marketable securities of $10.0 million and $25.6 million, respectively, for the same periods in the prior year.

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

The following table provides a roll-forward of the allowance for expected credit losses for finance receivables and off-balance-sheet exposures. The expected credit losses for receivables are deducted from the amortized cost basis of accounts receivable, contract assets and notes receivable to present the net amount expected to be collected (in thousands):

	Six Months Ended June 30, 2024
	United States	Other countries	Total
Balance, beginning of period	$3,369	$597	$3,966
Provision for expected credit losses	1,991	250	2,241
Amounts written off charged against the allowance	(399)	(71)	(470)
Other, including foreign currency translation	—	15	15
Balance, end of period	$4,961	$791	$5,752

As of June 30, 2024 and December 31, 2023, the allowance for expected credit losses for each type of customer receivable and off-balance-sheet exposures were as follows (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable and notes receivable, current	$3,258	$2,392
Contract assets, net	2,445	1,516
Long-term notes receivable, net of current portion	49	44
Other current liabilities	—	14
Total allowance for expected credit losses on customer receivables	$5,752	$3,966

Note 5 - Inventory

Inventories are stated at the lower of cost or realizable values. Cost of inventories is determined on the first-in, first-out basis. Additional provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on management’s best estimate after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions among other factors. We evaluate inventory costs for abnormal costs due to excess production capacity and treat such costs as period costs.

Inventory consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$110,839	$104,112
Finished goods	166,914	165,743
Total inventory	$277,753	$269,855

Note 6 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2024 were as follows (in thousands):

		Software and
	TASER	Sensors	Total
Balance, beginning of period	$2,984	$54,961	$57,945
Goodwill acquired	—	250,653	250,653
Purchase accounting adjustments	—	(425)	(425)
Foreign currency translation adjustments	(76)	(339)	(415)
Balance, end of period	$2,908	$304,850	$307,758

Intangible assets (other than goodwill) consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

		June 30, 2024			December 31, 2023
		Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable (definite-lived) intangible assets:
Domain names	3 ‑ 10 years	$3,043	$(2,281)	$762	$3,043	$(2,128)	$915
Issued patents	5 ‑ 25 years	3,157	(1,704)	1,453	3,222	(1,707)	1,515
Trademarks	3 ‑ 15 years	3,214	(1,124)	2,090	1,333	(817)	516
Customer relationships	4 ‑ 10 years	18,624	(3,222)	15,402	5,530	(3,620)	1,910
Non-compete agreements	3 ‑ 4 years	—	—	—	448	(448)	—
Developed technology	3 ‑ 8 years	82,532	(18,457)	64,075	29,402	(16,562)	12,840
Total amortizable intangible assets		110,570	(26,788)	83,782	42,978	(25,282)	17,696
Non-amortizable (indefinite-lived) intangible assets:
Trademarks		1,068	—	1,068	1,068	—	1,068
Patents and trademarks pending		721	—	721	775	—	775
Total non-amortizable intangible assets		1,789	—	1,789	1,843	—	1,843
Total intangible assets		$112,359	$(26,788)	$85,571	$44,821	$(25,282)	$19,539

Amortization expense of intangible assets for the three and six months ended June 30, 2024 was $3.9 million and $6.9 million, respectively. Amortization expense of intangible assets for the three and six months ended June 30, 2023 was $1.0 million and $1.9 million, respectively. Estimated amortization for intangible assets with definite lives for the remaining six months of 2024, the next five years ended December 31, and thereafter, is as follows (in thousands):

2024 remaining	$7,679
2025	12,532
2026	12,335
2027	11,394
2028	11,283
2029	11,099
Thereafter	17,460
Total	$83,782

Note 7 - Strategic Investments

Strategic investments include equity and debt investments in a number of non-public technology driven companies. We account for strategic equity investments under the ASC 321 measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for the investments. The investments are measured at cost less impairment, adjusted for observable price changes and are assessed for impairment whenever events or changes in circumstances indicate that the fair value may be less than its carrying value.

For the debt security strategic investment, we have elected to account for this investment and the associated embedded derivatives utilizing the fair value option. Unrealized changes in fair value for the entire hybrid instrument are recorded within other income (loss), net in the condensed consolidated statement of operations. The debt security is recorded as a strategic investment within the long-term assets section of the condensed consolidated balance sheet.

In conjunction with certain of our strategic investments, we have the ability to commit additional capital over time through warrants and call options; for some investments, the exercisability and exercise prices are conditional on the achievement of certain performance metrics.

The following tables provide a roll-forward of the balance of strategic investments (in thousands):

	Three Months Ended June 30, 2024					Three Months Ended June 30, 2023
	Equity investments	Warrants	Call options	Debt investments	Total	Equity investments	Warrants	Call options	Total
Balance, beginning of period	$280,108	$2,356	$13,033	$—	$295,497	$277,676	$1,654	$17,233	$296,563
Investments	60,000	—	—	7,500	67,500	10,917	—	—	10,917
Fair value adjustments:
Realized gains	—	—	21	—	21	—	—	—	—
Unrealized gains	—	—	—	137	137	—	—	—	—
Unrealized losses and impairments	—	—	—	—	—	(72,648)	(1,195)	—	(73,843)
Exercises	—	—	(21)	—	(21)	—	—	—	—
Balance, end of period	$340,108	$2,356	$13,033	$7,637	$363,134	$215,945	$459	$17,233	$233,637

	Six Months Ended June 30, 2024					Six Months Ended June 30, 2023
	Equity investments	Warrants	Call options	Debt investments	Total	Equity investments	Warrants	Call options	Total
Balance, beginning of period	$212,996	$1,501	$17,233	$—	$231,730	$277,676	$1,654	$17,233	$296,563
Investments	69,128	—	—	7,500	76,628	10,917	—	—	10,917
Fair value adjustments:
Realized gains	45,162	—	21	—	45,183	—	—	—	—
Realized losses	—	—	(2,870)	—	(2,870)	—	—	—	—
Unrealized gains	74,784	855	—	137	75,776	—	—	—	—
Unrealized losses and impairments	—	—	—	—	—	(72,648)	(1,195)	—	(73,843)
Exercises	(61,962)	—	(1,351)	—	(63,313)	—	—	—	—
Balance, end of period	$340,108	$2,356	$13,033	$7,637	$363,134	$215,945	$459	$17,233	$233,637

In January 2024, we acquired the remaining outstanding stock of a strategic investment. Our existing interest had a fair value at acquisition date of $63.3 million, which resulted in a net non-taxable gain of $42.3 million related to the existing strategic equity investment and call option. For additional information on the business combination, refer to Note 17.

Additionally, as a result of an observable price change for a separate strategic investee, we recognized an unrealized gain of $75.6 million for the strategic investment and related warrants in other income (loss), net on our condensed consolidated statement of operations during the six months ended June 30, 2024.

For the debt security strategic investment, we recognized an unrealized gain of $0.1 million for the entire hybrid instrument in other income (loss), net on our condensed consolidated statement of operations during the six months ended June 30, 2024.

	Inception to date
	Equity investments	Warrants	Call options	Debt investments	Total
Investments	$193,626	$4,222	$17,233	$7,500	$222,581
Fair value adjustments:
Realized gains	57,474	—	21	—	57,495
Realized losses	—	—	(2,870)	—	(2,870)
Unrealized gains	149,601	29,928	—	137	179,666
Unrealized losses and impairments	(82,304)	(1,705)	—	—	(84,009)
Exercises	36,257	(30,089)	(1,351)	—	4,817
Sales	(14,546)	—	—	—	(14,546)
Balance, end of period	$340,108	$2,356	$13,033	$7,637	$363,134

Note 8 - Variable Interest Entities

We evaluate our investments and other significant relationships to determine whether any investee is a variable interest entity (“VIE”). If we conclude that an investee is a VIE, we evaluate our power to direct the activities of the investee, our obligation to absorb the expected losses of the investee and our right to receive the expected residual returns of the investee to determine whether we are the primary beneficiary of the investee. If we are the primary beneficiary of a VIE, we will consolidate such entity and reflect the non-controlling interest of other beneficiaries of that entity.

We determine whether we are the primary beneficiary of a VIE by performing an analysis that principally considers:

The VIE’s purpose, design, and risks the VIE was designed to create and pass through to its variable interest holders;
●	The VIE’s capital structure;
●	The terms between the VIE and its variable interest holders and other parties involved with the VIE; and
●	Related-party affiliations.

As of June 30, 2024 and December 31, 2023, the unconsolidated non-public VIEs in which we hold variable interests were as follows (in thousands):

	June 30, 2024	December 31, 2023
Carrying value of variable interest - assets (1)	$27,623	$4,986

(1)	Balance reflects the maximum exposure to loss, which is limited to the carrying value of the interest.

The primary purpose of our U.S-based, unconsolidated VIE investments is to create strategic partnerships with market-leading providers of law enforcement technology solutions. We present all variable interests in unconsolidated VIEs as strategic investments within the long-term assets section of the condensed consolidated balance sheet.

We have provided financial support to the unconsolidated VIEs in exchange for investments in debt and preferred equity securities as well as warrants and call options that give us the ability to commit additional capital over time. Financial support provided to the unconsolidated VIEs is used to continue to finance their operations.

Note 9 - Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Accrued salaries, commissions, benefits and bonus	$66,854	$125,636
Accrued inventory in transit	20,975	12,197
Accrued income and other taxes	12,816	5,784
Accrued professional, consulting and lobbying fees	6,544	7,377
Accrued warranty expense	5,515	7,374
Other accrued expenses	28,910	29,862
Accrued liabilities	$141,614	$188,230

Note 10 – Convertible Senior Notes

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

The following table summarizes the carrying value of the Notes (in thousands):

	June 30, 2024	December 31, 2023
Principal	$690,000	$690,000
Unamortized debt issuance costs	(11,322)	(12,887)
Convertible notes carrying amount, net	$678,678	$677,113

We consider the fair value of the Notes to be a Level 2 measurement. The estimated fair value of the Notes at June 30, 2024 and December 31, 2023 is based on the closing trading price per $1,000 of the Notes as of the last day of trading for each period as follows (in millions):

	June 30, 2024	December 31, 2023
2027 Notes	$953.0	$873.3

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$862	$862	$1,725	$1,725
Amortization of debt issuance costs	783	775	1,565	1,531
Total interest expense	$1,645	$1,637	$3,290	$3,256

Note Hedge

To reduce the impact of potential economic dilution upon conversion of the Notes, we entered into a convertible note hedge transaction (the “Note Hedge” or “2027 Note Hedge”) with certain investment banks, with respect to our common stock, concurrently with the issuance of the 2027 Notes.

	Purchase Price	Shares Purchased
2027 Note Hedge	$194,994	3,016,680

The Note Hedge covers shares of our common stock at a strike price per share that corresponds to the initial conversion price of the respective Notes, subject to adjustment, and is exercisable upon conversion of the Notes. If exercised, we may elect to receive cash, shares of our common stock, or a combination of cash and shares. We have accounted for the aggregate amount of purchase price for the Note Hedge as a reduction to additional paid-in capital. The Note Hedge will expire upon the maturity of the Notes. The Note Hedge is intended to reduce the potential economic dilution upon conversion of the Notes in the event that the market value per share of our common stock at the time of exercise is greater than the conversion price of the Notes. The Note Hedge is a separate transaction and is not part of the terms of the Notes. Holders of the Notes do not have any rights with respect to the Note Hedge. The Note Hedge does not impact earnings per share, as it was entered into to offset any dilution from the Notes. As of June 30, 2024, 3,016,680 shares remain subject to the Note Hedge.

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

Note 11 - Income Taxes

We file income tax returns for federal purposes and in most states, as well as in multiple foreign jurisdictions. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time, generally three to four years, but can be up to ten years in some jurisdictions following the tax year to which these filings relate.

Deferred Tax Assets

Net deferred income tax assets at June 30, 2024, primarily include R&D capitalization net of amortization, deferred revenue, convertible debt net of amortization, accruals and reserves, and stock-based compensation expense, partially offset by accelerated depreciation expense, amortization of intangibles, unrealized gains on certain investments, and valuation allowance reserve. Our total net deferred tax assets at June 30, 2024 were $226.8 million.

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

As of June 30, 2024, management continues to believe the positive evidence from projected future earnings outweighs the negative evidence and a valuation allowance is only needed on specific deferred tax assets. We have concluded that a valuation allowance is necessary against unrealized investment losses as well as transaction costs incurred in connection with certain investments. Additionally, we do have Arizona R&D tax credits expiring unutilized each year; therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized, and a valuation allowance has been recorded against this net asset.

In Australia, we have determined that sufficient deferred tax liabilities will reverse in order to realize all assets except one long-lived intangible where there is not an expectation that the asset may be realized. Therefore, we continue to recognize a partial valuation allowance for Australia.

We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal and state income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $26.3 million as of June 30, 2024. Should the unrecognized benefit of $26.3 million be recognized, our effective tax rate would be favorably impacted. Approximately $6.6 million of the unrecognized tax benefit associated with R&D credits has been netted against the R&D deferred tax asset.

Effective Tax Rate

Our overall effective tax rate for the six months ended June 30, 2024, after discrete period adjustments, was 19.6%. Before discrete adjustments, the estimated annual effective tax rate was 22.9%, which differs from the federal statutory rate primarily due to the impact of R&D tax credits and net gain related to an investment transaction not recognized for tax, partially offset by the executive compensation limitation under Internal Revenue Code (“IRC”) Section 162(m) on projected pre-tax income for the year. The effective tax rate was favorably impacted by a $7.5 million discrete tax benefit primarily associated with net windfalls related to stock-based compensation for RSUs and performance stock units (“PSUs”) that vested during the six months ended June 30, 2024.

Note 12 - Stockholders’ Equity

2024 Employee XSP and 2024 CEO Performance Award

On May 10, 2024, our shareholders approved the 2024 Employee XSP. The 2024 Employee XSP includes an approved pool of 4.5 million shares of common stock to be reserved for grants of XSU awards to employees under the 2024 Employee XSP. A total of approximately 3.8 million 2024 XSUs were granted in the six months ended June 30, 2024. The 2024 XSUs are grants of performance-based RSUs that vest in seven substantially equal tranches. The tranches will vest upon certification by the Compensation Committee of the Board of Directors upon achievement of three independent vesting conditions, described in the following table:

	Operational Goals (in millions)				Stock Price		Minimum Service Requirement
Tranche	Revenue		Adj. EBITDA		Goal		Employee XSP	CEO Award	Goal Expiration
1	$1,834	or	$393	and	$247.40	and	June 2025	December 2028	December 31, 2026
2	2,293	or	508	and	309.25	and	December 2025	December 2028	December 31, 2027
3	2,866	or	655	and	386.56	and	June 2026	December 2029	December 31, 2028
4	3,583	or	845	and	483.20	and	December 2026	December 2029	December 31, 2029
5	4,479	or	1,088	and	604.00	and	June 2027	December 2030	December 31, 2030
6	5,599	or	1,400	and	755.00	and	December 2027	December 2030	December 31, 2031
7	6,999	or	1,750	and	943.75	and	June 2028	December 2030	December 31, 2032

Additionally, shareholders approved the 2024 CEO Performance Award to grant 679,102 shares of the 2024 XSUs to our CEO, Patrick W. Smith. The stock price goals and operational goals under the 2024 CEO Performance Award are identical to those under the 2024 Employee XSP, but Mr. Smith is subject to a longer minimum required service period.

Stock-based compensation expense associated with the 2024 XSU awards is recognized over the requisite service period, which is considered the longest explicit, implicit or derived service period for each respective tranche. We utilized Monte Carlo simulations to evaluate a range of possible future stock price goals over the term of the awards at each of the respective grant dates. The median of all iterations of the simulation was used as the basis for the derived service period for each tranche.

We measured the grant date fair value of each tranche using a Monte Carlo simulation with the following assumptions: risk-free interest rate of 4.3% - 4.5%, expected volatility of 41.4% – 41.5%, expected term of 8.6 years, and dividend yield of 0.0%. We utilized a blended volatility assumption, equally weighting both historical volatility and implied volatility, resulting in a weighted-average expected volatility of 41.4%. An illiquidity discount is considered in our estimate of the fair value of shares during post-vesting holding periods. The mandatory post-vesting holding periods for 2024 XSU awards will lapse on the earlier of (i) December 31, 2030, or (ii) the date that a subsequent tranche vests and settles. Therefore, the illiquidity discount is dependent upon projected tranche vesting dates, determined via the Monte Carlo simulation. This simulation is based on a subjective assessment of our forward-looking financial projections, taking into consideration statistical analysis.

Even though no tranche with respect to either the 2024 Employee XSP or the 2024 CEO Performance Award vests unless the stock price goal, operational goal and corresponding minimum service condition are achieved, stock-based compensation expense is recognized when an operational goal is considered probable of attainment regardless of the achievement of the stock price and minimum service conditions. As of June 30, 2024, we consider some of the tranches probable and will recognize the expense ratably over their respective expected vesting periods. This may result in volatility and higher upfront expense recognition and is subject to change based on periodic probability assessments.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2024 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	1,615	$193.09
Granted	551	263.77
Released	(279)	194.31
Forfeited	(68)	198.73
Units outstanding, end of period	1,819	$214.13	$535,066

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $294.24 per share, multiplied by the number of RSUs outstanding. As of June 30, 2024, there was $292.7 million in unrecognized compensation costs related to RSUs under our stock plans for awards that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.3 years. RSUs are settled when vesting requirements are met.

On January 2, 2024, we granted an aggregate of 0.4 million RSUs to employees whose compensation was under a specified threshold. The RSUs generally vest in five annual installments from March 2024 through March 2028. For the six months ended June 30, 2024, there was $34.0 million of stock compensation expense related to these RSUs that was primarily recorded within cost of product and service sales.

Performance Stock Units

The following table summarizes PSU activity for the six months ended June 30, 2024 (number of units and aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Units	Grant-Date Fair Value	Intrinsic Value
Units outstanding, beginning of year	394	$201.61
Granted	4,517	240.07
Released	(11)	149.49
Forfeited	(168)	255.47
Units outstanding, end of period	4,732	$236.53	$1,392,469

Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $294.24 per share, multiplied by the number of PSUs outstanding. As of June 30, 2024, there was $672.3 million in unrecognized compensation expense related to PSUs under our stock plans for awards that are expected to vest. Of the balance, there was $652.7 million of total unrecognized stock-based compensation expense related to XSP for performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 3.9 years.

Stock Option Activity

There were 0.5 million stock options outstanding and exercisable as of the period ended June 30, 2024 with a weighted average exercise price of $28.58 and a weighted average remaining contractual life of 3.7 years. The aggregate intrinsic value was $141.0 million and represents the difference between the exercise price of the underlying stock options and the closing stock price on the last trading day of the period ended June 30, 2024, which was $294.24. There was no stock option activity for the six months ended June 30, 2024.

Stock-based Compensation Expense

The following table summarizes the composition of stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of product sales and service sales	$8,517	$1,678	$38,112	$2,998
Sales, general and administrative expenses	38,633	14,901	61,788	30,346
Research and development expenses	27,671	15,312	50,036	32,897
Total stock-based compensation expense	$74,821	$31,891	$149,936	$66,241

Stock Incentive Plan

In May 2024, our shareholders approved the Axon Enterprise, Inc. Amended and Restated 2022 Stock Incentive Plan (the “Amended 2022 Plan”) authorizing an additional 2.2 million shares, plus remaining available shares under prior plans, for issuance under the Amended 2022 Plan. Combined with the shares of our common stock available under our legacy stock incentive plans, there are 3.6 million shares of our common stock available for grant under the Amended 2022 Plan as of June 30, 2024.

At-The-Market Equity Offering

We participate in an “at-the-market” equity offering program (the “ATM”), pursuant to which we are authorized to sell up to a total of approximately 2.0 million shares of our common stock. As of June 30, 2024, there were approximately 2.0 million shares remaining. There were no issuances under the ATM during the six months ended June 30, 2024.

Note 13 - Line of Credit

In December 2022, we entered into a credit agreement that provides for a senior unsecured multi-currency revolving credit facility (the “Credit Agreement”) in an aggregate principal amount of up to $200.0 million, $30.0 million of which is available for the issuance of letters of credit. The Credit Agreement will mature on the earlier of December 15, 2027 or the date that is six months prior to the stated maturity date of the 2027 Notes unless the Notes have been redeemed, repurchased, converted or defeased in full. Additionally, the Credit Agreement has an accordion feature which allows for an increase in the total line of credit up to $300.0 million, in each lender’s sole discretion.

As of June 30, 2024, no amounts were drawn under the Credit Agreement and outstanding letters of credit totaled $8.0 million. Advances under the line of credit bear interest at Term SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net debt to earnings before interest expense, taxes, depreciation and amortization ratio, which for the purposes of the Credit Agreement excludes investment interest income. “SOFR” is defined as a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York or a successor administrator of the secured overnight financing rate.

We are required to comply with a net leverage ratio, defined as consolidated total indebtedness to EBITDA, and a consolidated interest coverage ratio, defined as EBITDA to consolidated interest expense. As of June 30, 2024, we are in compliance with the associated covenants under the Credit Agreement.

Note 14 - Commitments and Contingencies

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

Other Matters

Despite the FTC’s dismissal of its administrative enforcement complaint against Axon without consent decree or other condition in October 2023, other parties continue to allege that Axon’s May 2018 acquisition of an insolvent body-worn camera competitor, Vievu LLC (“Vievu”), was anticompetitive. Two purported antitrust class actions based largely on the FTC’s unproven allegations are pending in the District of New Jersey (Case No. 3:23-cv-7182) and District of Arizona (Case No. 2:24-cv-01869-SMB). Axon denies all allegations of anticompetitive or other misconduct and is vigorously defending the cases. Axon has also received a request for information from the Pennsylvania Office of Attorney General regarding this same consummated Vievu transaction. Axon is cooperating with the investigation to resolve any concerns of the Commonwealth.

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

Off-Balance Sheet Arrangements

Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At June 30, 2024, we had outstanding letters of credit issued under our credit facility of $8.0 million that are expected to expire throughout 2024 and 2025.

Note 15 – Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Gains (Losses)
	on Available-for-Sale	Foreign Currency
	Investments	Translation	Total
Balance, December 31, 2023	$(399)	$(10,280)	$(10,679)
Other comprehensive loss	(106)	(801)	(907)
Balance, March 31, 2024	$(505)	$(11,081)	$(11,586)
Other comprehensive loss	119	(2,727)	(2,608)
Balance, June 30, 2024	$(386)	$(13,808)	$(14,194)

	Unrealized Gains (Losses)
	on Available-for-Sale	Foreign Currency
	Investments	Translation	Total
Balance, December 31, 2022	$(1,251)	$(5,928)	$(7,179)
Other comprehensive income	184	1,676	1,860
Balance, March 31, 2023	$(1,067)	$(4,252)	$(5,319)
Other comprehensive loss	(850)	(557)	(1,407)
Balance, June 30, 2023	$(1,917)	$(4,809)	$(6,726)

Note 16 - Segment Data

Our operations comprise two reportable segments: the development, manufacture and sale of fully integrated hardware and cloud-based software solutions that enable law enforcement to capture, securely store, manage, share and analyze video and other digital evidence (collectively, the “Software and Sensors” segment); and the manufacture and sale of our CEDs, batteries, accessories, extended warranties and other products and services (collectively, the “TASER” segment). In both segments, we report sales of products and services. Service revenue in both segments includes sales related to Axon Evidence. In the Software and Sensors segment, service revenue also includes other recurring cloud-hosted software revenue and related professional services. Collectively, this revenue is sometimes referred to as “Axon Cloud revenue.”

Reportable segments are determined based on discrete financial information reviewed by our Chief Executive Officer, who is our chief operating decision maker (“CODM”). We organize and review operations based on products and services, and currently there are no operating segments that are aggregated. We perform an analysis of our reportable segments at least annually.

During the six months ended June 30, 2024, the segment measure of profit and loss used by the CODM was changed from gross margin to adjusted gross margin, defined as gross margin before stock-based compensation expense and amortization of acquired intangible assets. This change in segment measure allows the CODM to better assess operating results over time and is consistent with how the CODM evaluates our businesses. Accordingly, we have updated our segment disclosure for the three and six months ended June 30, 2023 to conform to the new presentation.

Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
TASER segment net sales	$196,958	$154,410
Software and Sensors segment net sales	307,141	220,195
Total consolidated net sales	$504,099	$374,605

TASER adjusted gross margin	$123,983	$93,989
Software and Sensors adjusted gross margin	191,245	139,810
Consolidated adjusted gross margin	$315,228	$233,799
Stock-based compensation expense	8,517	1,678
Amortization of acquired intangible assets	2,976	—
Gross margin	$303,735	$232,121
Sales, general and administrative	169,427	119,922
Research and development	101,434	71,940
Interest income, net	9,782	9,663
Other income (loss), net	7,934	(62,031)
Income (loss) before provision for (benefit from) income taxes	$50,590	$(12,109)

	Six Months Ended June 30,
	2024	2023
TASER segment net sales	$375,706	$288,692
Software and Sensors segment net sales	589,129	428,956
Total consolidated net sales	$964,835	$717,648

TASER adjusted gross margin	$234,454	$177,818
Software and Sensors adjusted gross margin	372,101	261,403
Consolidated adjusted gross margin	$606,555	$439,221
Stock-based compensation expense	38,112	2,998
Amortization of acquired intangible assets	4,662	—
Gross margin	$563,781	$436,223
Sales, general and administrative	322,096	236,489
Research and development	192,531	142,867
Interest income, net	20,156	19,329
Other income (loss), net	147,000	(46,421)
Income before provision for income taxes	$216,310	$29,775

Note 17 – Business Acquisitions

Fusus, LLC.

On January 31, 2024, we acquired the remaining 79.7% interest in Fusus, LLC (“Fusus”), a global leader in real-time crime center technology, for total consideration transferred of approximately $241.3 million, subject to adjustment (the “step acquisition”). The acquisition expands our ability to aggregate live video, data and sensor feeds, which enhances situational awareness and investigative capabilities for our customers in public safety, education and enterprise. Total transaction costs related to the acquisition were $0.9 million and $4.4 million for the three and six months ended June 30, 2024, respectively. These transaction costs were expensed as incurred in sales, general and administrative expenses (“SG&A”) in our condensed consolidated statements of operations.

Our existing 20.3% interest had a fair value at the acquisition date of $63.3 million, which resulted in a non-taxable gain of $42.3 million. The gain is recorded in other income (loss), net in our condensed consolidated statement of operations for the period ended June 30, 2024. Prior to the step acquisition, the fair value of the previously held investment was determined using Level 3 valuation techniques, which include inputs to the valuation methodology that are considered unobservable and significant to the fair value measurement.

The purchase price allocation is subject to revision during the measurement period pending final valuation procedures and related calculations. Based on the purchase price allocation, we recorded $250.0 million of goodwill, $72.9 million of identifiable intangible assets, and other net liabilities assumed of $7.8 million, excluding deferred taxes. We recorded a net deferred tax liability of $10.5 million.

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

Dedrone Holdings, Inc.

On April 30, 2024, we entered into a definitive agreement to acquire the remaining outstanding stock of Dedrone Holdings, Inc. (“Dedrone”) for approximately $400.0 million, subject to customary purchase price adjustments. We currently hold an approximate 20% ownership interest in Dedrone. Dedrone is a market leader in air space security combining hardware sensors with software to detect, identify, track, and mitigate drones. The proposed acquisition represents alignment to our mission and positions us to accelerate the next generation of drone and air space solutions.  The proposed transaction would be considered a “step acquisition” under GAAP whereby our ownership interest in Dedrone held before the proposed acquisition is required to be remeasured to fair value as of the closing date of the acquisition. Closing of the acquisition is contingent upon customary closing conditions, including regulatory approval.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2024, and results of operations for the three and six months ended June 30, 2024 and 2023, should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Part II, Item 1A. Risk Factors.” See also “Special Note Regarding Forward-Looking Statements” on page ii of this Quarterly Report on Form 10-Q.

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

Our revenues for the three months ended June 30, 2024, were $504.1 million, an increase of $129.5 million, or 34.6%, from the comparable period in the prior year. We had income from operations of $32.9 million, compared to $40.3 million for the same period in the prior year. Gross margin dollars increased $71.6 million but decreased as a percentage of revenue to 60.3% from 62.0% compared to the three months ended June 30, 2023. The decrease was primarily driven by higher stock-based compensation expense and related payroll taxes, as well as amortization of acquired intangibles. Excluding the impacts of stock-based compensation expense and intangibles amortization in the cost of goods sold, gross margin increased from 62.4% to 62.5% year over year. Operating expenses increased by $79.0 million, reflecting increased headcount, increased sales, marketing, and commission expenses and an increase in stock-based compensation expense. Net income of $40.8 million included a noncash unrealized gain of $7.8 million in our marketable securities. Net income of $12.4 million for the comparable period in the prior year included a noncash unrealized gain of $10.0 million in our marketable securities and a noncash unrealized impairment loss of $71.9 million, net, related to a strategic equity investment and related warrants.

Our revenues for the six months ended June 30, 2024, were $964.8 million, an increase of $247.2 million, or 34.4%, from the comparable period in the prior year. We had income from operations of $49.2 million, compared to $56.9 million for the same period in the prior year. Gross margin dollars increased $127.6 million but decreased as a percentage of revenue to 58.4% from 60.8% compared to the six months ended June 30, 2023. The decrease was primarily driven by higher stock-based compensation expense and related payroll taxes, as well as amortization of acquired intangibles. Excluding the impacts of stock-based compensation expense and intangibles amortization in the cost of goods sold, the gross margin increased to 62.9% for the six months ended June 30, 2024, compared to 61.2% for the same period in the prior year, primarily due to an increased mix of high-margin Axon Cloud & Services revenue and investments in TASER automation and cost-reduction initiatives. Operating expenses increased $135.2 million, reflecting an increase in salaries, benefits, and stock-based compensation expenses, as well as an increase in professional and consulting expenses related to transaction costs. For the six months ended June 30, 2024, we recorded net income of $174.0 million, which included realized and unrealized gains of $147.7 million related to our acquisition of Fusus, strategic equity investment and marketable securities. Net income of $57.6 million for the comparable period in the prior year reflected an unrealized net loss of $46.3 million related to our marketable securities and impairment loss of our strategic equity investment and related warrants.

Results of Operations

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended June 30,
	2024		2023
Net sales from products	$295,185	58.6%	$233,474	62.3%
Net sales from services	208,914	41.4	141,131	37.7
Net sales	504,099	100.0	374,605	100.0
Cost of product sales	145,154	28.8	101,192	27.0
Cost of service sales	55,210	10.9	41,292	11.0
Cost of sales	200,364	39.7	142,484	38.0
Gross margin	303,735	60.3	232,121	62.0
Operating expenses:
Sales, general and administrative	169,427	33.6	119,922	32.0
Research and development	101,434	20.1	71,940	19.2
Total operating expenses	270,861	53.7	191,862	51.2
Income from operations	32,874	6.6	40,259	10.8
Interest income, net	9,782	1.9	9,663	2.6
Other income (loss), net	7,934	1.6	(62,031)	(16.6)
Income (loss) before provision for income taxes	50,590	10.1	(12,109)	(3.2)
Provision for (benefit from) income taxes	9,793	2.0	(24,529)	(6.5)
Net income	$40,797	8.1%	$12,420	3.3%

The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended June 30,
	2024		2023
United States	$425,501	84%	$321,921	86%
Other countries	78,598	16	52,684	14
Total	$504,099	100%	$374,605	100%

International revenue increased compared to the prior-year comparable period, primarily driven by increased sales in our Europe, Middle East and Africa region.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended June 30,				Dollar	Percent
	2024		2023		Change	Change
TASER segment:
TASER Devices (Professional)	$104,624	20.8%	$84,975	22.7%	$19,649	23.1%
Cartridges	65,415	13.0	48,425	12.9	16,990	35.1
Axon Evidence and Cloud Services	14,215	2.8	8,494	2.3	5,721	67.4
Extended Warranties	8,908	1.8	7,715	2.0	1,193	15.5
Other (1)	3,796	0.7	4,801	1.3	(1,005)	(20.9)
Total TASER segment	196,958	39.1	154,410	41.2	42,548	27.6
Software and Sensors segment:
Axon Body Cameras and Accessories	59,024	11.7	32,781	8.8	26,243	80.1
Axon Fleet Systems	26,601	5.3	35,960	9.6	(9,359)	(26.0)
Axon Evidence and Cloud Services	192,735	38.2	132,102	35.3	60,633	45.9
Extended Warranties	18,310	3.6	15,166	4.0	3,144	20.7
Other (2)	10,471	2.1	4,186	1.1	6,285	150.1
Total Software and Sensors segment	307,141	60.9	220,195	58.8	86,946	39.5
Total net sales	$504,099	100.0%	$374,605	100.0%	$129,494	34.6%

(1)	TASER segment “Other” includes smaller categories, such as VR hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)	Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room, Axon Air and other sensors and equipment.

Net sales for the TASER segment increased 27.6% for the three months ended June 30, 2024 as compared to the prior-year quarter, primarily due to increases of $19.6 million in TASER devices (professional) revenue and $17.0 million of cartridge revenue. The increase in TASER devices (professional) and in cartridge revenue was primarily related to higher volume sales of TASER 10. Net sales for Axon Evidence and cloud services increased $5.7 million in the three months ended June 30, 2024 due to an increase in the number of cloud-connected TASER devices in the field, as well as an increase in VR revenue.

Net sales for the Software and Sensors segment increased 39.5% for the three months ended June 30, 2024 as compared to the prior-year quarter as we continue to add users and associated devices to our network. The increase in the aggregate number of users and increasing adoption of our premium add-on features by our existing customers drove the majority of the increase in Axon Evidence and cloud services revenue of $60.6 million. Net sales of Axon Body cameras and accessories increased $26.2 million due to higher volume sales of Axon Body 4. Partially offsetting the increases in the Software and Sensors segment was a decrease of $9.4 million in Axon Fleet revenue primarily reflecting lower unit volume on more normalized deployment timelines. The $6.3 million increase in “Other” revenue was primarily driven by demand for smaller product offerings within the Software and Sensors segment.

We consider total company future contracted revenues a forward-looking performance indicator. As of June 30, 2024, we had approximately $7.4 billion of total company future contracted revenue, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. We currently expect to recognize between 15% - 25% of this balance over the next 12 months, and expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment decreased to 60.4% from 60.5% for the three months ended June 30, 2024 and 2023, respectively. The decrease was primarily due to increased stock-based compensation expense. Excluding the impacts of stock-based compensation expense, gross margin for the TASER segment was 62.9% for the three months ended June 30, 2024, compared to 60.9% for the same period in 2023. The increase is primarily driven by investment in automation and cost reduction initiatives.

As a percentage of net sales, gross margin for the Software and Sensors segment decreased to 60.1% from 63.0% for the three months ended June 30, 2024 and 2023, respectively. Within the Software and Sensors segment, hardware gross margin decreased to 38.9% for the three months ended June 30, 2024 compared to 52.9% for the same period in 2023. Excluding the impacts of stock-based compensation expense and intangibles amortization, hardware gross margin decreased to 40.1% for the three months ended June 30, 2024, compared to 52.9% for the same period in 2023 due to manufacturing overhead reallocations made in the second quarter of 2023 and nonrecurring inventory reserves associated with legacy products in the second quarter of 2024. Service margin increased to 72.4% for the three months ended June 30, 2024 from 69.7% for the same period in 2023. Excluding the impacts of stock-based compensation expense and intangibles amortization, service margin increased to 75.0% for the three months ended June 30, 2024, compared to 70.5% for the same period in 2023 due to lower professional services costs related to installations of Axon Fleet hardware.

Sales, General and Administrative Expenses

SG&A expenses were comprised as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar	Percent
	2024	2023	Change	Change
Total sales, general and administrative expenses	$169,427	$119,922	$49,505	41.3%
As a percentage of net sales	33.6%	32.0%

Stock-based compensation expense increased $23.7 million in comparison to the prior-year comparable period, which was primarily related to the 2024 Employee XSP and the 2024 CEO Performance Award that were approved by shareholders in the 2024 Annual Meeting of Shareholders and increased headcount. As of June 30, 2024, we consider some of the tranches probable and will recognize the expense ratably over their respective expected vesting periods. This may result in volatility and higher upfront expense recognition and is subject to change based on periodic probability assessments.

Salaries, benefits and bonus expense increased $8.4 million in comparison to the prior-year comparable period, which was primarily attributable to an increase in headcount and higher wages.

Sales and marketing and travel expense increased $7.8 million in comparison to the prior-year comparable period. The increase was partially attributable to an increase in travel expense of $2.6 million due to higher seasonal travel for company events compared to the prior-year comparable period. Commissions increased $2.2 million as a result of higher revenue.

Research and Development Expenses

R&D expenses were comprised as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar	Percent
	2024	2023	Change	Change
Total research and development expenses	$101,434	$71,940	$29,494	41.0%
As a percentage of net sales	20.1%	19.2%

Stock-based compensation expense increased $12.4 million in comparison to the prior-year comparable period, which was primarily related to the 2024 Employee XSP that was approved by shareholders in the 2024 Annual Meeting of Shareholders and increased headcount.

Salaries, benefits and bonus expense increased $13.8 million in comparison to the prior-year comparable period, which was primarily attributable to an increase in headcount and higher wages.

Interest Income, Net

Interest income, net, was as follows (dollars in thousands):

	Three Months Ended June 30,
	2024	2023
Interest income	$11,653	$11,400
Interest expense	(1,871)	(1,737)
Total interest income, net	$9,782	$9,663

Other Income (Loss), Net

Other income (loss), net, was as follows (dollars in thousands):

	Three Months Ended June 30,
	2024	2023
Realized and unrealized gain (loss) on fair value adjustments of strategic investments, net	$158	$(71,902)
Unrealized gain on marketable securities, net	7,830	9,990
Gain (loss) on foreign currency transactions, net	(35)	(44)
Other, net	(19)	(75)
Other income (loss), net	$7,934	$(62,031)

Provision for Income Taxes

Our estimated annual effective income tax rate for 2024, before discrete period adjustments, is 22.9%, which differs from the federal statutory rate primarily due to the impact of R&D tax credits and net gain related to an investment transaction not recognized for tax, partially offset by the executive compensation limitation under IRC Section 162(m) on projected pre-tax income for the year. The effective tax rate was favorably impacted by a $3.4 million discrete tax benefit associated with net windfalls related to stock-based compensation for RSUs and PSUs that vested during the three months ended June 30, 2024.

Provision for (benefit from) income taxes and effective tax rates were as follows (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Provision for (benefit from) income taxes	$9,793	$(24,529)	$34,322
Effective tax rate	19.4%	202.6%	(183.2)%

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

Net Income

We recorded net income of $40.8 million for the three months ended June 30, 2024 compared to net income of $12.4 million for the same period in 2023. Net income per basic share was $0.54 for the three months ended June 30, 2024 compared to $0.17 net income per basic share for the same period in 2023. Net income per diluted share was $0.53 for the three months ended June 30, 2024 compared to $0.16 net income per diluted share for the comparable period in 2023.

Three Months Ended June 30, 2024 Compared to the Three Months Ended March 31, 2024

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended		Dollar	Percent
	June 30, 2024		March 31, 2024		Change	Change
TASER segment:
TASER Devices (Professional)	$104,624	20.8%	$98,676	21.4%	$5,948	6.0%
Cartridges	65,415	13.0	56,198	12.2	9,217	16.4
Axon Evidence and Cloud Services	14,215	2.8	12,221	2.7	1,994	16.3
Extended Warranties	8,908	1.8	8,526	1.8	382	4.5
Other (1)	3,796	0.7	3,127	0.7	669	21.4
Total TASER segment	196,958	39.1	178,748	38.8	18,210	10.2
Software and Sensors segment:
Axon Body Cameras and Accessories	59,024	11.7	51,205	11.1	7,819	15.3
Axon Fleet Systems	26,601	5.3	28,387	6.2	(1,786)	(6.3)
Axon Evidence and Cloud Services	192,735	38.2	175,458	38.1	17,277	9.8
Extended Warranties	18,310	3.6	18,474	4.0	(164)	(0.9)
Other (2)	10,471	2.1	8,464	1.8	2,007	23.7
Software and Sensors segment	307,141	60.9	281,988	61.2	25,153	8.9
Total net sales	$504,099	100.0%	$460,736	100.0%	$43,363	9.4%

(1)	TASER segment “Other” includes smaller categories, such as VR hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)	Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room, Axon Air and other sensors and equipment.

Net sales within the TASER segment increased by approximately $18.2 million, or 10.2%, during the three months ended June 30, 2024 compared to the prior quarter. The increase is primarily related to increased TASER 10 device and cartridge volumes. Net sales for Axon Evidence and cloud services increased $2.0 million in the three months ended June 30, 2024 due to an increase in the number of cloud-connected TASER devices in the field, as well as more users on our VR platform.

Within the Software and Sensors segment, net sales increased $25.2 million, or 8.9%, during the three months ended June 30, 2024 compared to the prior quarter. The increase in the aggregate number of users and increasing adoption of our premium add-on features by our existing customers drove the majority of the increase in Axon Evidence and cloud services revenue of $17.3 million. Axon Body cameras and accessories revenue increased $7.8 million on higher unit sales.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Six Months Ended June 30,
	2024		2023
Net sales from products	$567,233	58.8%	$452,863	63.1%
Net sales from services	397,602	41.2	264,785	36.9
Net sales	964,835	100.0	717,648	100.0
Cost of product sales	296,852	30.8	208,776	29.1
Cost of service sales	104,202	10.8	72,649	10.1
Cost of sales	401,054	41.6	281,425	39.2
Gross margin	563,781	58.4	436,223	60.8
Operating expenses:
Sales, general and administrative	322,096	33.4	236,489	33.0
Research and development	192,531	20.0	142,867	19.9
Total operating expenses	514,627	53.4	379,356	52.9
Income from operations	49,154	5.0	56,867	7.9
Interest income, net	20,156	2.1	19,329	2.7
Other income (loss), net	147,000	15.3	(46,421)	(6.5)
Income (loss) before provision for income taxes	216,310	22.4	29,775	4.1
Provision for (benefit from) income taxes	42,295	4.4	(27,784)	(3.9)
Net income	$174,015	18.0%	$57,559	8.0%

The following table presents our revenues disaggregated by geography (in thousands):

	Six Months Ended June 30,
	2024		2023
United States	$817,907	85%	$612,859	85%
Other Countries	146,928	15	104,789	15
Total	$964,835	100%	$717,648	100%

International revenue increased compared to the prior-year comparable period, primarily driven by increased sales in our Europe, Middle East and Africa and our Asia Pacific regions.

Net Sales

Net sales by product line were as follows (dollars in thousands):

	Six Months Ended June 30,				Dollar	Percent
	2024		2023		Change	Change
TASER segment:
TASER Devices (Professional)	$203,300	21.1%	$152,447	21.2%	$50,853	33.4%
Cartridges	121,613	12.6	95,225	13.3	26,388	27.7
Axon Evidence and Cloud Services	26,436	2.7	15,695	2.2	10,741	68.4
Extended Warranties	17,434	1.8	15,385	2.1	2,049	13.3
Other (1)	6,923	0.7	9,940	1.4	(3,017)	(30.4)
Total TASER segment	375,706	38.9	288,692	40.2	87,014	30.1
Software and Sensors segment:
Axon Body Cameras and Accessories	110,229	11.4	71,578	10.0	38,651	54.0
Axon Fleet Systems	54,988	5.7	68,932	9.6	(13,944)	(20.2)
Axon Evidence and Cloud Services	368,193	38.2	250,416	34.9	117,777	47.0
Extended Warranties	36,784	3.8	29,251	4.1	7,533	25.8
Other (2)	18,935	2.0	8,779	1.2	10,156	115.7
Total Software and Sensors segment	589,129	61.1	428,956	59.8	160,173	37.3
Total net sales	$964,835	100.0%	$717,648	100.0%	$247,187	34.4

(1)	TASER segment “Other” includes smaller categories, such as VR hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)	Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room and Axon Air.

Net sales for the TASER segment increased $87.0 million or 30.1% during the six months ended June 30, 2024, primarily due to an increase of $50.9 million in TASER devices and $26.4 million in cartridge revenue. The increase is primarily related to increased TASER 10 device and cartridge volumes. The increase in revenue from Axon Evidence and cloud services of $10.7 million was driven by an increase in TASER software as well as more users on our VR platform.

Net sales for the Software and Sensors segment increased $160.2 million, or 37.3%, during the six months ended June 30, 2024, as we continued to add users and associated devices to our network. The increase in the aggregate number of users and the growing adoption of our premium add-on features by existing customers drove the majority of the increase in Axon Evidence revenue, totaling $117.8 million, as well as increases in professional services revenue from Fleet installations. Axon Body cameras and accessories revenue increased $38.7 million due to higher units sales. Partially offsetting the increase was a $13.9 million decrease in Axon Fleet systems revenue primarily reflecting lower unit volumes on more normalized deployment timelines. An increase in cameras, docks and Fleet systems in the field drove the $7.5 million increase in extended warranties, as most of those devices are sold with extended warranties. The $10.2 million increase in “Other” revenue was primarily driven by demand for smaller product offerings within the Software and Sensors segment.

Gross Margin

As a percentage of net sales, gross margin for the TASER segment decreased to 55.8% from 61.3% for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily due to increased stock-based compensation expense. Excluding the impacts of stock-based compensation expense, gross margin for the TASER segment is 62.4% for the six months ended June 30, 2024, compared to 61.6% for the same period in 2023. The increase is primarily due to the absence of inventory reserve charges incurred in the first quarter of 2023 and investments in automation and cost reduction initiatives.

As a percentage of net sales, gross margin for the Software and Sensors segment decreased to 60.1% from 60.5% for the six months ended June 30, 2024 and 2023, respectively. Within the Software and Sensors segment, hardware gross margin was 38.8% for the six months ended June 30, 2024 compared to 45.4% for the same period in 2023. Excluding the impacts of stock-based compensation expense and intangibles amortization, hardware gross margin decreased to 43.4% for the six months ended June 30, 2024, compared to 45.6% for the same period in 2023 due to manufacturing overhead reallocations made in the second quarter of 2023 and inventory reserve charges associated with legacy products in second quarter of 2024. Service margin increased to 72.6% for the six months ended June 30, 2024 compared to 71.3% for the same period in 2023. Excluding the impacts of stock-based compensation expense and intangibles amortization, service margin increased to 74.8% for the six months ended June 30, 2024, compared to 72.0% for the same period in 2023, due to cloud and professional services cost efficiencies.

For the six month period ended June 30, 2024, we have seen an increase in stock based compensation expense within our cost of goods sold as a result of RSUs granted in January 2024 that generally vest in five annual installments from March 2024 through March 2028. These RSUs were granted to employees whose compensation was under a specified threshold, including production-line employees. As previously disclosed in Note 15 to our consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2023, Patrick W. Smith, our Chief Executive Officer, agreed to compensation in a lesser amount than the Compensation Committee of our Board of Directors was otherwise willing to provide so that the Company could instead provide enhanced compensation opportunities to other employees of the Company. If instead he had accepted higher compensation, it would have been reflected in SG&A expenses over a similar period.

Sales, General and Administrative Expenses

SG&A expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,		Dollar	Percent
	2024	2023	Change	Change
Total sales, general and administrative expenses	$322,096	$236,489	$85,607	36.2%
As a percentage of net sales	33.4%	33.0%

Stock-based compensation expense increased $31.4 million in comparison to the prior-year comparable period, which was primarily related to the 2024 Employee XSP and the 2024 CEO Performance Award that were approved by shareholders in the 2024 Annual Meeting of Shareholders and increased headcount.

Salaries, benefits, and bonus expense increased $14.0 million in comparison to the prior-year comparable period, which was primarily attributable to an increase in headcount and higher wages.

Sales and marketing and travel expenses increased $15.0 million in comparison to the prior-year comparable period. The increase was partially attributable to an increase in travel expense of $5.2 million due to higher seasonal travel for company events compared to the prior-year comparable period. Commissions increased $7.4 million as a result of higher revenue.

Professional and consulting expenses increased $12.0 million in comparison to the prior-year comparable period, which was primarily attributable to transaction costs related to the acquisition of Fusus and expected acquisition of Dedrone.

Research and Development Expenses

R&D expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,		Dollar	Percent
	2024	2023	Change	Change
Total research and development expenses	$192,531	$142,867	$49,664	34.8%
As a percentage of net sales	20.0%	19.9%

Salaries, benefits, and bonus expense increased $27.9 million in comparison to the prior-year comparable period, which was primarily attributable to an increase in headcount and higher wages.

Stock-based compensation expense increased $17.2 million in comparison to the prior-year comparable period, which was primarily related to the 2024 Employee XSP that was approved by shareholders in the 2024 Annual Meeting of Shareholders and increased headcount.

Interest Income, Net

Interest income, net, was as follows (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Interest income	$23,783	$22,790
Interest expense	(3,627)	(3,461)
Total interest income, net	$20,156	$19,329

Other Income (Loss), Net

Other income (loss), net, was as follows (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Realized and unrealized gain (loss) on fair value adjustments of strategic investments, net	$118,089	$(71,902)
Unrealized gain on marketable securities, net	29,610	25,560
Gain (loss) on foreign currency transactions, net	53	(82)
Other, net	(752)	3
Other income (loss), net	$147,000	$(46,421)

Provision for Income Taxes

Our estimated annual effective income tax rate for 2024, before discrete period adjustments, is 22.9%, which differs from the federal statutory rate primarily due to the impact of R&D tax credits and net gain related to an investment transaction not recognized for tax, partially offset by the executive compensation limitation under IRC Section 162(m) on projected pre-tax income for the year. The effective tax rate was favorably impacted by a $7.5 million discrete tax benefit associated with net windfalls related to stock-based compensation for RSUs and PSUs that vested during the six months ended June 30, 2024.

Provision for (benefit from) income taxes and effective tax rates were as follows (dollars in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Provision for (benefit from) income taxes	$42,295	$(27,784)	$70,079
Effective tax rate	19.6%	(93.3)%	112.9%

Net Income

We recorded net income of $174.0 million for the six months ended June 30, 2024 compared to net income of $57.6 million for the same period in 2023. Net income per basic share was $2.31 for the six months ended June 30, 2024 compared to $0.78 net income per basic share for the same period in 2023. Net income per diluted share was $2.25 for the six months ended June 30, 2024 compared to $0.77 net income per diluted share for the comparable period in 2023.

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

●	EBITDA (most comparable GAAP measure: Net income) - Earnings before interest expense, investment interest income, income taxes, depreciation and amortization.
●	Adjusted EBITDA (most comparable GAAP measure: Net income) - Earnings before interest expense, investment interest income, income taxes, depreciation, amortization, noncash stock-based compensation expense, fair value adjustments to strategic investments and marketable securities, transaction costs related to acquisitions and strategic investments, costs related to antitrust litigation and other unusual, non-recurring pre-tax items that are not considered representative of our underlying operating performance.
●	Adjusted gross margin (most comparable GAAP measure: Gross margin) – Gross margin before noncash stock-based compensation expense and amortization of acquired intangible assets.

Although these non-GAAP financial measures are not consistent with GAAP, management believes investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:

●	these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our GAAP financial measures;
●	these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our GAAP financial measures;
●	these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and
●	these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q were prepared under a comprehensive set of rules or principles.

EBITDA and adjusted EBITDA reconcile to net income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net income	$40,797	$12,420	$174,015	$57,559
Depreciation and amortization	13,000	7,480	24,564	14,169
Interest expense	1,871	1,737	3,627	3,461
Investment interest income	(11,653)	(11,400)	(23,783)	(22,790)
Provision for (benefit from) income taxes	9,793	(24,529)	42,295	(27,784)
EBITDA	$53,808	$(14,292)	$220,718	$24,615

Non-GAAP adjustments:
Stock-based compensation expense	74,821	31,891	149,936	66,241
Unrealized (gain) loss on strategic investments and marketable securities, net	(7,967)	61,912	(105,386)	46,342
Realized gain on remeasurement of previously held minority interest, net	(21)	—	(42,313)	—
Transaction costs related to strategic investments and acquisitions	2,636	455	8,993	1,298
Loss on disposal, abandonment, and impairment of property, equipment and intangible assets, net	—	24	—	180
Insurance recoveries	—	(789)	—	(789)
Costs related to antitrust litigation	—	1	224	1
Payroll taxes related to 2019 XSPP vesting and 2018 CEO Performance Award option exercises	—	2,368	—	8,760
Adjusted EBITDA	$123,277	$81,570	$232,172	$146,648

Adjusted gross margin reconciles to gross margin as follows (in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Gross margin	$119,008	$184,727	$303,735	$93,357	$138,764	$232,121
Stock-based compensation expense	4,975	3,542	8,517	632	1,046	1,678
Amortization of acquired intangible assets	—	2,976	2,976	—	—	—
Adjusted gross margin	$123,983	$191,245	$315,228	$93,989	$139,810	$233,799
Gross margin	60.4%	60.1%	60.3%	60.5%	63.0%	62.0%
Adjusted gross margin	62.9%	62.3%	62.5%	60.9%	63.5%	62.4%

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
		Software and			Software and
	TASER	Sensors	Total	TASER	Sensors	Total
Gross margin	$209,698	$354,083	$563,781	$176,876	$259,347	$436,223
Stock-based compensation expense	24,756	13,356	38,112	942	2,056	2,998
Amortization of acquired intangible assets	—	4,662	4,662	—	—	—
Adjusted gross margin	$234,454	$372,101	$606,555	$177,818	$261,403	$439,221
Gross margin	55.8%	60.1%	58.4%	61.3%	60.5%	60.8%
Adjusted gross margin	62.4%	63.2%	62.9%	61.6%	60.9%	61.2%

Liquidity and Capital Resources

Summary

	June 30, 2024	December 31, 2023	Dollar Change
Cash and cash equivalents	$566,452	$598,545	$(32,093)
Available-for-sale investments	402,470	644,054	(241,584)
Total	$968,922	$1,242,599	$(273,677)

Our most significant source of liquidity continues to be funds generated by operating activities and available cash and cash equivalents and short-term investments. In addition, our Credit Agreement of $200.0 million revolving credit facility is available for additional working capital needs or investment opportunities.

As of June 30, 2024, no amounts were drawn under the Credit Agreement and outstanding letters of credit totaled $8.0 million. Advances under the line of credit bear interest at Term SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net debt to earnings before interest expense, taxes, depreciation and amortization ratio, which for the purposes of the Credit Agreement excludes investment interest income. “SOFR” is defined as a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York or a successor administrator of the secured overnight financing rate. As of June 30, 2024, we are in compliance with the associated covenants under the Credit Agreement.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,		Dollar
	2024	2023	Change
Operating activities	$66,825	$(13,667)	$80,492
Investing activities	(91,905)	81,256	(173,161)
Financing activities	(4,895)	52,254	(57,149)
Effect of exchange rate changes on cash and cash equivalents	(2,086)	806	(2,892)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(32,061)	$120,649	$(152,710)

Operating activities

Net cash provided by operating activities was $66.8 million for the first six months of 2024, while we used $13.7 million in the comparable period in the prior year.  The $80.5 million increase is due to changes in the following (in thousands):

	Six Months Ended June 30,		Dollar
	2024	2023	Change
Net income	$174,015	$57,559	116,456
Stock-based compensation	149,936	66,241	83,695
Fair value adjustments on strategic investments and marketable securities, net	(147,699)	46,342	(194,041)
Deferred income taxes	(7,755)	(37,605)	29,850
Inventory and accounts payable	(51,187)	(79,561)	28,374
Accounts and notes receivable and other current assets	(64,765)	(151,495)	86,730
Deferred revenue	(12,067)	69,886	(81,953)
Other, net	26,347	14,966	11,381
Net cash provided by (used in) operating activities	$66,825	$(13,667)	$80,492

Net cash provided by operating activities was $66.8 million for the first six months ended June 30, 2024 compared to cash used in operating activities of $13.7 million for the comparable period in the prior year. The net operating cash inflow in the current period is driven by net income of $174.0 million, noncash income statement items totaling $20.8 million, and a decrease of $128.0 million for the net change in operating assets and liabilities. Included in noncash items was $149.9 million in stock-based compensation, an increase of $83.7 million for the comparable period in the period year. The increase is primarily related to the impacts of the 2024 Employee XSP and the 2024 CEO Performance Award grants along with the enhanced equity compensation opportunities provided to employees with income below a certain threshold. Offsetting the increase in noncash items was $147.7 million in fair value adjustments for the realized and unrealized gains (losses) on our strategic investments and marketable securities. The change in accounts and notes receivable is largely due to increased cash collection efficiency. This is partly offset by the change in deferred revenue due to the timing of billing events. The change in inventory and accounts payable is largely due to advanced raw material purchases for Axon Body 4 and TASER 10 CEDs to support future sales. The change in deferred income taxes is primarily driven by the Flock mark-to-market gain in the first three months ended March 31, 2024 as well as additional tax amortization of intangibles and R&D capitalization, partially offset by additional GAAP expense related to unvested stock compensation.

Investing activities

Net cash used in investing activities was $91.9 million for the six months ended June 30, 2024 compared to cash provided by investing activities of $81.3 million for the comparable period in the prior year. The net investing cash outflow is driven by $237.8 million for our business acquisition, $76.6 million for strategic investments, and $27.5 million for purchases of property and equipment, net of proceeds, partially offset by $250.0 million of proceeds from calls, maturities and sales of available-for-sale investments, net of purchases. This net cash outflow is primarily driven by greater business acquisition and strategic investment activities in the current period, when contrasted with the prior comparable period.

Financing activities

Net cash used in financing activities was $4.9 million for the six months ended June 30, 2024 compared to cash provided by financing activities of $52.3 million for the comparable period in the prior year. The net financing cash outflow in the current period is driven by the payment of income and payroll taxes on behalf of employees who net-settled stock awards during the period, whereas the net financing cash inflow in the prior comparable period was primarily driven by net proceeds from our ATM offering and cash received from the exercise of stock options where shares were sold to cover the exercise price, partially offset by the payment of income and payroll taxes on behalf of employees who net-settled stock awards during the period.

Off-Balance Sheet Arrangements

The discussion under the heading off-balance sheet arrangements in Note 14 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

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

Our significant accounting policies are discussed in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Except as noted below, there have been no significant changes to these policies for the six months ended June 30, 2024.

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

Stock-Based Compensation

On May 10, 2024, our shareholders approved the 2024 Employee XSP. The 2024 Employee XSP includes an approved pool of shares of common stock to be reserved for grants of awards of the 2024 XSUs to employees under the 2024 Employee XSP. The 2024 XSUs are grants of performance-based RSUs that vest in seven substantially equal tranches. The tranches will vest upon certification by the Compensation Committee of the Board of Directors upon achievement of three independent vesting conditions: (1) stock price goals; (2) operational goals; and (3) minimum service conditions.

Additionally, shareholders approved the grant of the 2024 CEO Performance Award to our CEO, Patrick W. Smith. The stock price goals and operational goals under the 2024 CEO Performance Award are identical to those under the 2024 Employee XSP, but Mr. Smith is subject to a longer minimum required service period.

Refer to Note 12 included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “available-for-sale”. We report available-for-sale investments at fair value as of each balance sheet date and record any unrealized gains or losses within accumulated other comprehensive income (loss) as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income (expense), net within the condensed consolidated statements of operations. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the condensed consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the condensed consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If we have the intent to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations. Based on investment positions as of June 30, 2024, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.9 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Additionally, we have access to a $200.0 million line of credit borrowing facility which bears interest at SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net leverage ratio and consolidated interest coverage ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $8.0 million at June 30, 2024. At June 30, 2024, there was no amount outstanding under the line of credit, and the available borrowing under the line of credit was $192.0 million. We have not borrowed any funds under the line of credit since its inception; however, should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The discussion under the headings Product Litigation and Antitrust Litigation in Note 14 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A. Risk Factors

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risks we face, which are set forth more fully below.

Strategic Risks

●	If law enforcement agencies do not continue to purchase and use our products and services, our growth prospects, operating results and financial condition will be materially adversely affected.
●	If our CEDs do not continue to be widely accepted, our growth prospects, operating results and financial condition will be diminished.
●	If we are unable to design, introduce, sell and deploy new products or new product features successfully, our business and financial results could be adversely affected.
●	We face risks associated with rapid technological change and new competing products.
●	Our future success is dependent on our ability to expand sales through direct sales and distributors and our inability to increase direct sales or recruit new distributors would negatively affect our sales.
●	Negative publicity could adversely impact sales, which could cause our revenues or operating results to decline.
●	Acquisitions of, or investments in, other products, technologies or businesses could disrupt our business, dilute shareholder value, and adversely affect our operating results.
●	Our failure to retain executive officers, including Patrick W. Smith, could adversely impact our business.

Operational Risks

●	Unavailability of materials or higher costs could adversely affect our financial results.
●	Material adverse developments in domestic and global economic conditions, or the occurrence of other sufficiently disruptive world events, could materially adversely affect our revenue and results of operations.

●	To the extent demand for our products increases, our future success will be dependent upon our ability to manage our growth and to increase manufacturing production capacity.
●	Delays in product development schedules could adversely affect our revenues and cash flows.
●	We expend significant resources in anticipation of a sale and may receive no revenue in return.
●	Changes in civil forfeiture laws may affect our customers’ ability to purchase our products.
●	If our security measures or those of our third-party providers, including cloud storage providers, are breached and unauthorized access is obtained to customers’ data or our data, our network, data centers and service may be perceived as not being secure, customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure and liabilities.
●	Catastrophic events could materially adversely affect our business, results of operations and/or financial condition.
●	Uncertainty in the development, deployment and use of artificial intelligence (“AI”) in our products and services, as well as our business more broadly, could adversely affect our business and reputation.
●	Defects or disruptions in our services could impact demand for our services and subject us to substantial liability.
●	Defects in our products could reduce demand for our products or result in product recalls and result in a loss of sales, delay in market acceptance and damage to our reputation.
●	Our international operations expose us to additional risks that could harm our business, operating results and financial condition.
●	We depend on our ability to attract and retain our key management, sales and technical personnel.
●	If we fail to comply with federal, state or local regulations applicable to TASER 10 CEDs, we may be subject to governmental actions or litigation that could materially harm our business.
●	If we fail to maintain effective internal control over financial reporting, or identify a material weakness or significant deficiency, our ability to accurately and timely report our financial condition and results of operations could be adversely affected, investor confidence could diminish, and the value of our common stock may decline.

Financial Risks

●	An increasing percentage of our revenue is derived from subscription billing arrangements that may result in delayed cash collections and may increase customer credit risk on receivables and contract assets.
●	Our gross margin is dependent on a number of factors, including our product mix, cost structure and acquisitions we may make, any of which could cause our gross margin to decline.
●	Revenue for our Software-as-a-Service (“SaaS”) products is recognized over the terms of the contracts, which may be several years, and, as such, trends in new business may not be immediately reflected in our operating results.
●	Most of our end-user customers are subject to budgetary and political constraints that may delay or prevent sales.
●	The open bidding process creates uncertainty in predicting future contract awards.
●	We maintain most of our cash balances, some of which are not insured, at three depository institutions.
●	Stock transactions may have a material, unpredictable impact on our results of operations and may result in dilution to existing shareholders.
●	Our financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.
●	Unanticipated changes in our effective tax rate and additional tax liabilities may impact our results of operations and financial condition.
●	Our revenues and operating results may fluctuate unexpectedly, which may cause our common stock price to decline.
●	Our profitability could suffer from declines in fair value or impairment of our investments, including our strategic investments, and could fluctuate if the fair values of our investments increase.

Legal and Compliance Risks

●	We may face personal injury, wrongful death, product liability and other liability claims that harm our reputation and adversely affect our sales and financial condition.

●	Other litigation, government inquiries and regulatory actions may result in significant costs and judgments and divert management attention from our business.
●	We have in the past and may in the future be subject to intellectual property infringement and other claims, which could incur substantial litigation costs, result in significant damages awards, inhibit our use of certain technologies, and divert management attention from our business.
●	If we are unable to protect our intellectual property, the value of our brands and products may decrease and we may lose our competitive market advantage.
●	We may be unable to enforce patent rights internationally, which may limit our ability to prevent our product features from being used by competitors in some foreign jurisdictions.
●	The use of open-source software in our products, services and technologies may expose us to additional risks and harm our intellectual property rights.
●	A variety of new and existing laws and/or interpretations could materially adversely affect our business.
●	We are subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.
●	Our amended and restated bylaws include exclusive forum provisions that could increase costs to bring a claim, discourage claims or limit the ability of our shareholders to bring a claim in a judicial forum viewed by shareholders as more favorable for disputes.

Risks Related to our Convertible Notes

●	Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow to pay our substantial debt.
●	The conditional conversion feature of the Notes, if triggered, may adversely affect our operating results.
●	Conversion of the Notes may dilute the ownership interest of our shareholders or may otherwise depress the price of our common stock.
●	Changes in the accounting treatment for the Notes may have a material effect on our reported financial results.
●	The 2027 Note Hedge and Warrant transactions may affect the value of the Notes and our common stock.
●	We are subject to counterparty risk with respect to the convertible note hedge transactions.

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

We substantially depend on sales of our CEDs, and if these products do not continue to be widely accepted, our growth prospects, operating results and financial condition will be diminished.

In each of the years ended December 31, 2023, 2022 and 2021, we derived a significant portion of our revenues from sales of CEDs and related products, whether on a standalone basis or as part of a bundled offering, and expect to depend on sales of these products for a significant portion of our revenue for the foreseeable future. The acceptance of these devices is critical to our growth prospects, operating results and financial condition. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of these products, our growth prospects, operating results and financial condition will be materially adversely affected.

Demand for CED products is affected by several factors, many of which are beyond our control, including continued market acceptance of our products by our customers, technological change, and growth or contraction of the economy in general. Additionally, our CEDs and other offerings or products could fail to maintain or attain sufficient customer acceptance for many reasons, including:

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

The technology associated with law enforcement devices and software is receiving significant attention and is rapidly evolving. The introduction of products embodying new technologies (such as the use of AI and machine learning) and the emergence of new industry standards can render existing products obsolete and unmarketable. Additionally, our products are expected to meet and keep pace with evolving security standards and requirements of our industry and customers, including those of the U.S. federal government and international governments. While we have some patent protection in certain key areas of our Axon devices, CEDs and SaaS technology, new technology may result in competing products that operate outside our patents and could present significant competition for our products, which could adversely affect our business, financial results and competitive position. Additionally, our competitors may develop competing technologies or products that provide superior features or are less expensive than our products, or our competitors may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing, manufacturing and other resources than we do or may be more successful in attracting potential customers, employees and strategic partners. If we are not able to compete effectively, our business and financial results could be adversely affected.

Our future success is dependent on our ability to expand sales through direct sales and distributors and our inability to increase direct sales or recruit new distributors would negatively affect our sales.

Our distribution strategy is to pursue sales through multiple channels, which are principally direct sales and independent distributors. We are focusing on direct sales to larger agencies through our regional sales managers and our inability to grow sales to these agencies in this manner would materially adversely affect our business prospects, operating results and financial condition. In addition, our inability to establish relationships with and retain law enforcement equipment distributors who we believe can successfully sell our products would materially adversely affect our business prospects, operating results and financial condition. If we do not competitively price our products, meet the requirements of our distributors or end-users, provide adequate marketing support or comply with the terms of our distribution arrangements, our distributors may fail to aggressively market our products or may terminate their relationships with us. These developments would likely have a material adverse effect on our sales. Our reliance on the sales of our products by others also makes it more difficult to predict our revenues, cash flow and operating results.

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

These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. If we acquire businesses, technologies or products, we may not be able to integrate the acquired personnel, operations, technologies or products successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

●	inability to integrate or benefit from acquired products, technologies or businesses in a profitable manner;
●	inability to correct or achieve regulatory approvals or certifications;

●	exposure to new regulations related to the acquired products, technologies or business that are unexpectedly burdensome, negatively impact existing products, technologies or business or require significant investment in order to achieve compliance;
●	unanticipated costs or liabilities associated with the acquisition, including potential liabilities due to litigation, government inquiries and regulatory actions relating to the acquired products, technologies or business and any non-compliance with applicable laws, regulations or contractual requirements;
●	potential identified or unknown security vulnerabilities in acquired technologies that expose us to additional security risks or delay our ability to integrate the acquired products into our offerings or recognize the benefits of our investment;
●	differences between our values and those of an acquired company, as well as potential disruptions to our workplace culture or how we are perceived by investors;
●	incurrence of acquisition-related costs, including costs related to integration activities;
●	difficulty integrating the accounting and information systems, operations and personnel of the acquired business;
●	inability to augment the acquired technologies and platforms to the levels that are consistent with our brand and reputation;
●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
●	challenges converting the acquired company’s revenue recognition policies and forecasting the related revenues, including subscription-based revenues and software license revenues;
●	potential write-offs of acquired assets or investments and potential financial and credit risks associated with acquired customers;
●	difficulty converting the customers of the acquired business onto our platform and contract terms;
●	diversion of management’s attention and other company resources;
●	harm to our existing business relationships with business partners and customers as a result of the acquisition;
●	the potential loss of key employees;
●	use of resources that are needed in other parts of our business; and
●	use of substantial portions of our available cash to consummate the acquisition.

We cannot assure you that the anticipated benefits of any acquisition or investment will be realized, that projected synergies will materialize or that we will not be exposed to unknown liabilities or risks. Integrating an acquired technology, asset or business into our operations can be challenging, complex and costly and we cannot assure you that we will be successful or that the anticipated benefits of the acquisitions that we complete will outweigh their costs. If our integration and development efforts are unsuccessful and the anticipated benefits of the acquisitions we complete are not achieved, our business, operating results, financial condition and prospects could be adversely affected.

In connection with these types of transactions, we may issue additional equity securities that would dilute our shareholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and values or become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges. These challenges could adversely affect our business, operating results, financial condition and prospects.

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

We depend on certain domestic and international suppliers for the delivery of components used in the assembly of our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or sub-assemblies and reduced control over pricing and timing of delivery of components and sub-assemblies, including single or sole-source components used in the manufacture of our products. Specifically, we depend on suppliers of sub-assemblies, machined parts, injection molded plastic parts, printed circuit boards, custom wire fabrications and other miscellaneous customer and off-the-shelf parts for our products. Although we have and are implementing additional long-term agreements with strategic suppliers to mitigate the risk of supply continuity, there remains risk across our supply chain while we extend our supplier contract program, and there is no guarantee that supply will not be interrupted. Additionally, if our suppliers do not accurately forecast and effectively allocate production, if they are not willing to allocate sufficient production to us or if they decommit to us previously agreed-to supply levels, it may reduce our access to components and require us to search for new suppliers. As the scale of our hardware production increases, we will also need to accurately forecast, purchase, warehouse and transport components at high volumes to our manufacturing facilities. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, we may incur unexpected production disruption, storage, transportation and write-off costs, which may harm our business and financial results.

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

Domestic or international geopolitical or other events, including the imposition of new or increased tariffs and/or quotas by the U.S. Government on any of these raw materials or components and other government trade policies, could adversely impact the supply and cost of these raw materials or components and could adversely impact our revenues, profitability and financial condition. In particular, the implementation of tariffs and trade restrictions as well as changes in trade policies between the United States and China have in the past led to some increases in our supply costs and have made it more difficult to obtain suppliers and may in the future have an adverse effect on our supply chain from a cost and sourcing perspective. We source certain raw materials from China, as do some of our suppliers. We may be unable to transition away from China to other jurisdictions or obtain secondary sources for raw materials, which could result in a material adverse effect on component availability and could result in a material adverse effect on our revenues, profitability and financial condition.

Material adverse developments in domestic and global economic conditions, or the occurrence of other sufficiently disruptive world events, could materially adversely affect our revenue and results of operations.

Various factors contribute to the uncertain economic environment, including the ongoing conflicts in Gaza and Ukraine, the increase in, and volatility of, interest rates, high inflation, an actual recession or fears of a recession, trade policies and tariffs and geopolitical tensions. Our inability to offset price inflation in our materials, components, shipping or labor through increased prices to customers with long-term fixed-price contracts and formula-based or long-term fixed-price contracts with suppliers could adversely affect our business, financial condition and results of operations. Global supply chain and labor market challenges could also negatively affect our performance and our supplier’s performance. Interest rate increases have also created financial market volatility and could further negatively impact financial markets, lead to an economic downturn or recession or have an adverse effect on our financial results. Economic slowdowns can also negatively impact municipal and state tax collections and put pressure on law enforcement budgets, which may increase the risk that our customers will be unable to appropriate funds for existing or future contracts with us. In addition, geopolitical risks could affect our customers’ budgets and policies. These and other factors may adversely affect customer demand and ability to pay, cause decrease in sales, and negatively impact the realizability of our accounts and notes receivable and contract assets.

To the extent demand for our products increases, our future success will be dependent upon our ability to manage our growth and to increase manufacturing production capacity.

To the extent demand for our products increases significantly in future periods, one of our key challenges will be to increase our production capacity to meet sales demand while maintaining product quality. Our primary strategies to accomplish this include introducing additional shifts, increasing the physical size of our assembly facilities, the hiring of additional production staff and the implementation of additional customized manufacturing automation equipment. As we develop additional products, we may need to bring new equipment on-line, implement new systems, technology, methods and processes and hire personnel with different qualifications. The costs associated with implementing new manufacturing technologies, methods and processes, including the purchase of new equipment, and any resulting delays, inefficiencies and loss of sales, could harm our financial results. The investments we make in equipment, technologies or personnel may not yield the anticipated labor and material efficiencies, and we may experience difficulty in attracting, integrating and retaining qualified personnel. Our inability to meet any future increase in sales demand or effectively manage our expansion could have a material adverse effect on our revenues, operating results and financial condition.

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

We are building and using systems and tools that incorporate AI-based technologies, including generative AI, for customers and our workforce. For example, Axon makes available a software product, Draft One, which leverages generative AI to draft police report narratives based on auto-transcribed body-worn camera audio. We also leverage and expect to continue to leverage AI-based technologies for internal use to drive efficiency in our business operations. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. The development, adoption, integration and use of generative AI technology remains in early stages, and ineffective or inadequate AI or generative AI governance, development, use or deployment practices by us or third parties could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be (or may be perceived to be) based on datasets that are biased or insufficient. In addition, any latency, disruption or failure in our AI systems or infrastructure could result in delays or errors in our offerings. Inadequate governance, testing or quality assurance processes could result in flawed deployments, producing erroneous or harmful outputs, which could damage our reputation and lead to legal liabilities. Thoroughly testing generative AI models is challenging due to their complexity and the unpredictability of their outputs. Developing, testing and deploying resource-intensive AI systems may require additional investment and increase our costs. There also may be real or perceived social harm, unfairness or other outcomes that undermine public confidence in the deployment and use of AI. Furthermore, third parties may deploy AI technologies in a manner that reduces customer demand for our products and services. Any of the foregoing may result in decreased demand for our products and services or harm to our business, financial results or reputation.

The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in relation to the areas of intellectual property, cybersecurity and privacy and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to our development, deployment and use of AI. Additionally, third parties that license AI technologies to us may impose unfavorable licensing terms or terminate the licenses altogether which would require us to seek licenses from alternative sources to avoid disruptions in feature delivery. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. In part due to our global scope and law enforcement customer base, we may face heightened scrutiny and regulatory requirements, which could further increase compliance costs and limit our ability to develop, deploy or use our AI solutions or other AI technologies. For example, President Biden’s recent Executive Order on Safe, Secure, and Trustworthy Artificial Intelligence has potentially broad implications for the development and use of AI across agencies within the United States, the AI Act in the European Union imposes compliance requirements on a variety of AI uses by law enforcement, as well as on the companies that develop those products, including us. Other such laws are expected to be adopted in other jurisdictions in the coming months and years. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

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

Our international operations are significant, and we plan to continue growing internationally by acquiring existing entities and/or setting up new legal entities in new markets. In certain international markets, we have limited operating experience and may not benefit from first-to-market advantages or otherwise succeed. Our international operations expose us to other risks, including:

●	restrictions on foreign ownership and investments and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States;
●	import and export requirements, tariffs, trade disputes and barriers, product certification requirements, sanctions and customs classifications that may prevent us from offering products or providing services in a particular country or obtaining necessary parts and components to manufacture products;
●	longer payment cycles in some countries, increased credit risk and higher levels of payment fraud;
●	uncertainty regarding liability for our products and services, including uncertainty resulting from local laws and lack of legal precedent; and
●	different labor laws and customs, existence of workers’ councils and labor unions, and other challenges caused by distance, language and cultural differences.

In addition, our suite of CEDs are regulated by the U.S. Bureau of Industry and Security and require licenses for export abroad. Changes in U.S. foreign policy, foreign governmental status and evolving international human rights policy objectives may impact Axon’s ability to obtain licenses.

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

If we fail to comply with federal, state or local regulations applicable to our firearm product, TASER 10 CED, we may be subject to governmental actions or litigation that could materially harm our business, operating results and financial condition.

The TASER 10 CED is primarily regulated by the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”), which licenses the manufacture, sale and import of firearms in the United States. The primary federal laws are the National Firearms Act of 1934, the Gun Control Act of 1968 (“GCA”) and the Firearms Owners’ Protection Act of 1986, which have been amended from time to time.

The ATF conducts periodic audits of our Arizona facilities that hold federal firearms licenses. If we fail to comply with ATF rules and regulations, the ATF may limit our activities or growth related to the TASER 10 CED, fine us, or, ultimately, suspend our ability to produce and sell the TASER 10 CED product line. There are also various state and local laws, regulations and ordinances relating to firearm characteristics, features and sales. Axon and local distributors must comply with state and local laws, regulations and ordinances pertaining to firearm and magazine sales in the jurisdictions where the TASER 10 CED is sold. Additionally, certain TASER 10 CED components are regulated for import into the United States by the ATF and are subject to ATF import permits that limit Axon’s ability to source from some suppliers leading to a potential decrease in supply chain agility. Supply chain constraints or an inability to source TASER 10 CED components could have a material adverse effect on our business, prospects, financial condition and operating results.

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

Most of our end-user customers are government agencies. These agencies often do not set their own budgets and therefore, have limited control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints, particularly in challenging economic environments. There can be no assurance that the economic, budgeting or political issues will not worsen and adversely impact sales of our products. Some government agency orders may also be canceled or substantially delayed due to budgetary, political or other scheduling delays, which frequently occur in connection with the acquisition of products by such agencies, and such cancellations may accelerate or be more severe than we have experienced historically. Federal agencies may be particularly impacted by governmental impasse regarding continued government funding and debt limit constraints, which has previously resulted in shutdowns of the federal government in 2018 and 2019.

Although we have entered into contracts for the delivery of products and services in the future and anticipate the contracts will be completed, if agencies fail to appropriate money in future year budgets, terminate contracts for convenience or if other cancellation clauses are invoked, revenue and cash associated with these bookings will not ultimately be recognized, and could result in a reduction to bookings and revenue. Termination without cause provisions generally allow agencies to terminate a contract at any time and enable us to recover only our costs incurred or committed and settlement expenses and profit, if any, on the work completed prior to termination. We may or may not be able to recover all the costs incurred during the start-up phase of a terminated contract. The unexpected termination of significant contracts could result in significant revenue shortfalls. If revenue shortfalls occur and are not offset by corresponding reductions in expenses, our business could be adversely affected. We cannot anticipate if, when, or to what extent our customers might terminate their contracts with us.

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

We maintain the majority of our cash and cash equivalents accounts at three depository institutions. As of June 30, 2024, the aggregate balances in such accounts at these three institutions were $327.5 million. Our balances with these and other institutions regularly exceed Federal Deposit Insurance Corporation insured limits for domestic deposits and various foreign deposit insurance programs covering our deposits in Australia, Belgium, Canada, Finland, France, Germany, India, Italy, the Netherlands, Spain, the United Kingdom and Vietnam.

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

As we continue to mature, the incentives to attract, retain and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past. We may also issue equity securities to pay for acquisitions and grant stock-based awards to retain the employees of acquired companies. If we issue significant equity to attract additional employees, to retain our existing employees or related to acquisitions, we could incur substantial additional stock-based compensation expense and the ownership of our existing shareholders would be further diluted, which could depress the market price of our stock.

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

Many companies own intellectual property rights that are directly or indirectly related to public safety technologies. These companies periodically demand licensing agreements or engage in litigation based on allegations of infringement or other violations of their patents, trademarks, copyrights or trade secrets. These companies may also allege that their patents protect features essential to implementations of particular technical standards. Non-practicing entities also have patents they have been granted or otherwise acquired, including patents that are directly or indirectly related to public safety technologies. These entities may seek compensation for perceived infringement of their patents, including by filing claims against us, independent of the merit of any such claims. As we enter new markets, expand into new product categories, and otherwise offer new products, services and technologies, additional intellectual property claims may be filed against us by these companies, entities and other third parties. Additionally, our use of AI tools in our business may increase the likelihood that third parties will claim that we infringe their intellectual property rights. Intellectual property claims may also be filed against us as our current products, services and technologies gain additional market share.

If our products, services or technologies were found to infringe a third-party’s proprietary rights, we could be forced to discontinue use of the protected technology or enter into costly royalty or licensing agreements in order to be able to sell our products, services or technologies. Such royalty and licensing agreements may not be available on terms acceptable to us or at all. We could also be required to pay substantial damages, fines or other penalties, indemnify customers or distributors, cease the manufacture, use or sale of infringing products or processes, make proprietary source code publicly available, and/or expend significant resources to develop or acquire non-infringing technologies. Our suppliers may not provide, or we may not be able to obtain, intellectual property indemnification sufficient to offset all damages, fines or other penalties resulting from any claims of intellectual property infringement brought against us or our customers. There is no guarantee that our use of conventional technology searching and brand clearance searching will identify all potential rights holders. Rights holders may demand payment for past infringements and/or force us to accept costly license terms or discontinue use of protected technology and/or works of authorship that may include, for example, photos, videos and software. Our development and sale of software-based products, including that which is related to AI or VR, increases this risk.

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

Our protective measures may prove inadequate for reasons outside of our control. Varying intellectual property laws across countries may lead to differences in protection between such countries. In certain countries in which our products are distributed, the ability to effectively enforce intellectual property rights may not exist. Patent requirements differ by country and certain domestic or international laws may prohibit us from satisfying these requirements, creating a risk that some of our international patents may become unenforceable. Patents for older technologies, such as those first introduced in our TASER M26 CED and TASER X26 CED, have expired or will expire due to statutory limits on patent term. Despite policies and efforts to maintain secrecy of trade secrets and other confidential information, such information could be compromised by employees, partners or other third parties.

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

These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. New laws and regulations (or new interpretations of existing laws and regulations) could materially and adversely affect our business.

The cost of compliance with these laws and regulations is high and is likely to increase in the future. Additionally, these laws and regulations, or any associated inquiries or investigations or other government actions, have in the past and may in the future delay or impede the development of new products, result in negative publicity, cause customers to delay purchases, require significant management time and attention, cause us to change our business practices, and subject us to remedies that may harm our business, including civil or criminal liability, such as fines, demands or orders that we modify or cease existing business practices.

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

Axon body-worn cameras, docks, Axon Fleet vehicle cameras and Axon Signal devices are subject to the FCC’s rules and regulations in the United States, as well as rules and regulations as applicable outside of the United States. These regulations affect our CEDs with Axon Signal technology, including the TASER 7 CED, Signal Performance Power Magazine (“SPPM”), TASER 10 CED, and future CEDs implementing wireless technology. Compliance with government regulations could increase our operations and product costs and impact our future financial results.

Additionally, some of our products depend on drones or other unmanned aerial and ground-based systems that operate on the radio spectrum. We have also entered into a definitive agreement to acquire the remaining outstanding stock of Dedrone, a market leader in airspace security combining hardware sensors with software to detect, identify, track and mitigate drones. The FCC, the Federal Aviation Administration and other agencies at the federal, state and local levels (as well as in foreign jurisdictions) are beginning to address some of the numerous certification, regulatory and legal challenges associated with drones, but a comprehensive set of standards and enforcement procedures has yet to be developed. Changes to the regulation of drones or other unmanned aerial systems may impact our future financial results.

Axon and CEDs

For our CED products, we rely on the opinions of the ATF, including the determination that a device that does not expel projectiles by the action of an explosive is not classified as a firearm. Changes in laws, regulations and interpretations outside of our control may result in our products being classified or reclassified as firearms. If this were to occur, our private citizen demand could be substantially reduced because consumers would be required to comply with federal, state or local firearm transfer requirements prior to purchasing our products.

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

Our CED products are also subject to testing, safety and other standards by organizations such as the American National Standards Institute, the International Electrotechnical Commission, the National Institute of Standards and Technology, and Underwriters Laboratories. These regulations also affect CEDs with Axon Signal technology, including SPPM technology, and TASER 7 CED and TASER 10 CED battery packs.

Federal regulation of international sales: Our CEDs are considered a “crime control” product by the U.S. Department of Commerce (“DOC”) for export directly from the United States which requires us to obtain an export license from the DOC for the export of our CED devices from the United States to any country other than Canada. Future products and services may require classifications from the DOC before they may be shipped internationally. Our inability to obtain DOC export licenses or classifications on a timely basis for sales of our products and services to our international customers could significantly and adversely affect our international sales. Although the TASER 10 CED is regulated by the ATF for domestic sales, the DOC has ruled that the product’s unique propulsion design has no impact on its export classification and that the TASER 10 CED’s export classification remains consistent with all other Axon CED models.

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

International regulation of foreign imports and sales: Certain jurisdictions prohibit, restrict, or require a permit for the importation, sale, possession or use of our CEDs (and other select Axon products), including in some countries by law enforcement agencies, impacting our international sales opportunities.

U.S. and international regulation of component movements globally: We rely on a global supply chain of components across our product lines with most final assembly occurring in the United States. Export of these components is subject to a shifting regulatory landscape imposed by both foreign and U.S. authorities. Abrupt changes to these regulations can result in delays or interruptions to final product supplies. Additionally, ATF regulation of certain imports of TASER 10 CED components may impact Axon’s supply chain agility.

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

Axon offers products and services that some jurisdictions determine to be “prohibited” or “controlled” weapons under applicable local arms brokering regulations. Consequently, jurisdictions with such regulations, particularly those that are signatories to the Arms Trade Treaty, can require certain covered groups and Axon employees to receive weapons brokering licenses. Brokering license issuance and approval is not always guaranteed and is subject to the applicable policy of the approving jurisdiction. Denial or limitations on brokering activity can impact the ability of individual employees to proceed with weapons brokering activity in certain instances.

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

Failure to comply with applicable regulations and requirements could lead to contractual, civil, criminal, and administrative remedies such as termination, fines, penalties, repayments or compensatory or treble damages, or suspension or debarment from U.S. government contracting or subcontracting for a period of time or indefinitely. Among the causes for suspension or debarment are violations of various laws and regulations, including those related to procurement integrity, export control, U.S. government security, employment practices, protection of the environment, accuracy of records, proper recording of costs and foreign corruption. The termination of a U.S. government contract or relationship as a result of any of these violations would have an adverse impact on our operations and could have an adverse effect on our standing and eligibility for future U.S. government contracts.

Privacy Regulations

We are subject to various U.S. and foreign laws and regulations associated with the collection, processing, storage and transmission of personally identifiable information and other sensitive and confidential information. This data is wide ranging and relates to our employees, customers and other third parties, including the subjects of law enforcement. Our compliance obligations include those prescribed under laws and regulations that dictate whether, how and under what circumstances we can receive, control, process, hold and/or transfer certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. If one or more of the legal mechanisms for transferring data from other countries to the United States is invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our products and services or adversely affect our financial results. Countries may also pass legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our products and services and expose us to significant penalties for non-compliance. For example, the European Parliament adopted the General Data Protection Regulation, effective May 2018, that extended the scope of European privacy laws to any entity that controls or processes personal data of E.U. residents in connection with the offer of goods or services or the monitoring of behavior and imposes compliance obligations concerning the handling of personal data. Further, Vietnam’s Personal Data Protection Decree, which entered into force July 1, 2023, applies to organizations (wherever based) so long as they participate in personal data processing in Vietnam. We are also subject to U.S. laws and regulations, including the California Privacy Rights Act, which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory ﬁnes and damages for data breaches or other California Consumer Privacy Act violations, as well as a requirement of “reasonable” cybersecurity, which could subject us to additional compliance costs as well as potential fines, individual claims, class actions and commercial liabilities.

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

Other countries have adopted chemical restrictions regulations, including the United States, Canada and Australia. For example, U.S. governmental authorities are increasingly focused on preventing environmental contamination from per-and polyfluoroalkyl substances (“PFAS”), which may be contained in certain Axon products. Federal and state governments and agencies are in various stages of considering and/or implementing laws and regulations requiring the reporting, restriction and/or phase-out of PFAS in products.

In addition, further environmental or climate change disclosure legislation may be enacted in the jurisdictions in which we operate, including the United States (under federal and state laws) and other countries, the cumulative impact of which could be significant. For example, the European Union’s Corporate Sustainability Reporting Directive and the

United Kingdom’s Streamlined Energy and Carbon Reporting will introduce additional due diligence and disclosure requirements addressing sustainability that will apply or we expect will apply, as applicable, to us in the coming years. Further, in September 2023, California passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, requiring increased climate-related reporting. While currently stayed, the SEC’s recently adopted climate-related reporting requirements, to the extent they become effective, will also require extensive additional due diligence and disclosure regarding sustainability.

These requirements will, and new, or changes in, environmental or climate change disclosure laws, regulations or rules could, lead to increased costs of compliance, including remediations of any discovered issues, and changes to our operations, including our manufacturing practices and/or product designs, which may be significant and could negatively impact our business, results of operations, financial condition and competitive position. Any failures to comply could result in governmental action, including the imposition of fines, or demands or orders that we modify or cease existing business practices, which could adversely affect our financial results.

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

We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals or for any revisions to these goals. Given the dynamic nature of ESG expectations, standards and regulations, which may change over time, we may from time to time need to update or otherwise revise our current practices, initiatives and goals, including in response to legislative or legal developments. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, we may be exposed to potential liability or litigation, and our reputation, business, financial performance and growth could be adversely affected.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.   Other Information

The table below describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended June 30, 2024, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold
Jeffrey Kunins, Chief Product Officer and Chief Technology Officer (1)	May 15, 2024	December 30, 2024	21,808
Brittany Bagley, Chief Operating Officer and Chief Financial Officer	May 16, 2024	December 31, 2024	2,017
Michael Garnreiter, Director	May 17, 2024	May 17, 2025	5,000
Jeri Williams, Director	May 23, 2024	December 31, 2024	330
Patrick W. Smith, Chief Executive Officer and Director (2)	May 24, 2024	December 31, 2025	789,071
Julie A. Cullivan, Director	June 6, 2024	May 30, 2025	1,557

(1)	On May 15, 2024, Jeffrey Kunins, our Chief Product Officer and Chief Technology Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell, on or prior to December 30, 2024, up to 21,808 shares of our common stock, excluding the potential effect of shares withheld for taxes.
(2)	On May 24, 2024, Patrick Smith, our Chief Executive Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell, on or prior to December 31, 2025, (i) a number of shares of our common stock, the amount of which is not yet determinable, sufficient to cover the exercise costs and taxes associated with an exercise of up to 515,931 options and (ii) up to an additional 273,140 shares of our common stock resulting from previously exercised options.

In addition, certain of our officers or directors have made, and may from time to time make, elections to have shares withheld or sold to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

During the three months ended June 30, 2024, certain of our officers made elections to have shares sold to cover withholding taxes due upon the vesting of RSUs consistent with the Company’s historical practice. Based on the Company’s transition to quarterly vesting schedules for RSU awards and a change to withhold shares to cover withholding taxes for all officers (as defined in Rule 16a-1(f) under the Exchange Act), such arrangements were cancelled prior to any transactions occurring.

No other Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into, modified, or terminated by our directors or officers during such period.

Item 6.    Exhibits

10.1	Axon Enterprise, Inc. Amended and Restated 2022 Stock Incentive Plan, effective as of May 10, 2024 (incorporated by reference to the Definitive Proxy Statement, filed on March 29, 2024)
10.2	Axon Enterprise, Inc. 2024 eXponential Stock Plan, effective May 10, 2024 (incorporated by reference to the Definitive Proxy Statement, filed on March 29, 2024)
10.3	2024 CEO Performance Award, effective as of December 22, 2023 (incorporated by reference to the Definitive Proxy Statement, filed on March 29, 2024)
10.4+*	Consulting Agreement by and between Axon Enterprise, Inc. and Mark Kroll, effective May 13, 2024
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the
Quarterly Report on Form 10-Q, filed August 9, 2022)
3.2	Bylaws, as amended and restated (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed December 21, 2023)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL

+Management contract or compensatory plan or arrangement

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	August 6, 2024
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2024	By:	/s/ BRITTANY BAGLEY
Chief Operating Officer and Chief Financial Officer
(Principal Financial and
Accounting Officer)