Form 10-Q
period 2024-09-30
AXON ENTERPRISE, INC.
filed 2024-11-08
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________
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
______________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of November 1, 2024 was 76,254,776.

AXON ENTERPRISE, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AXON ENTERPRISE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$695,144	$598,545
Marketable securities	151,560	77,940
Short-term investments	311,570	644,054
Accounts and notes receivable, net of allowance of $3,292 and $2,392 as of September 30, 2024 and December 31, 2023, respectively	512,662	412,961
Contract assets, net	372,923	287,232
Inventory	272,295	269,855
Prepaid expenses and other current assets	117,592	103,055
Total current assets	2,433,746	2,393,642
Property and equipment, net	235,881	200,533
Deferred tax assets, net	244,317	227,784
Intangible assets, net	81,748	19,539
Goodwill	308,472	57,945
Long-term notes receivable, net	2,898	2,588
Long-term contract assets, net	119,973	84,382
Strategic investments	387,905	231,730
Other long-term assets	190,718	191,031
Total assets	$4,005,658	$3,409,174
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,590	$65,852
Accrued liabilities	209,691	193,550
Current portion of deferred revenue	505,008	470,415
Customer deposits	22,234	21,935
Other current liabilities	10,704	9,787
Total current liabilities	823,227	761,539
Deferred revenue, net of current portion	305,414	270,901
Liability for unrecognized tax benefits	20,342	18,049
Long-term deferred compensation	15,605	11,342
Long-term lease liabilities	41,223	33,550
Convertible notes, net	679,483	677,113
Other long-term liabilities	20,528	20,915
Total liabilities	1,905,822	1,793,409
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 76,084,179 and 75,301,424 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	1	1
Additional paid-in capital	1,588,072	1,347,410
Treasury stock at cost, 20,220,227 shares as of September 30, 2024 and December 31, 2023	(155,947)	(155,947)
Retained earnings	676,830	434,980
Accumulated other comprehensive loss	(9,120)	(10,679)
Total stockholders’ equity	2,099,836	1,615,765
Total liabilities and stockholders’ equity	$4,005,658	$3,409,174
The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales from products	$327,900	$255,055	$891,087	$707,563
Net sales from services	216,374	158,223	616,294	422,760
Net sales	544,274	413,278	1,507,381	1,130,323
Cost of product sales	156,167	114,613	450,954	323,808
Cost of service sales	57,360	42,009	160,896	115,054
Cost of sales	213,527	156,622	611,850	438,862
Gross margin	330,747	256,656	895,531	691,461
Operating expenses:
Sales, general and administrative	192,189	122,357	514,228	357,611
Research and development	114,477	76,880	307,008	219,747
Total operating expenses	306,666	199,237	821,236	577,358
Income from operations	24,081	57,419	74,295	114,103
Interest income, net	10,978	10,458	31,134	29,787
Other income (loss), net	44,510	3,852	191,510	(42,569)
Income before provision for income taxes	79,569	71,729	296,939	101,321
Provision for (benefit from) income taxes	12,544	10,420	55,089	(17,401)
Net income	$67,025	$61,309	$241,850	$118,722
Net income per common and common equivalent shares:
Basic	$0.89	$0.82	$3.20	$1.61
Diluted	$0.86	$0.81	$3.12	$1.58
Weighted average number of common and common equivalent shares outstanding:
Basic	75,697	74,826	75,543	73,904
Diluted	78,080	75,952	77,614	75,212
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$67,025	$61,309	$241,850	$118,722
Foreign currency translation adjustments	4,640	(6,799)	1,112	(5,680)
Unrealized gain (loss) on available-for-sale investments	434	656	447	(10)
Comprehensive income	$72,099	$55,166	$243,409	$113,032
The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2023	75,301,424	$1	$1,347,410	20,220,227	$(155,947)	$434,980	$(10,679)	$1,615,765
Issuance of common stock under employee plans, net	164,747	—	(2,710)	—	—	—	—	(2,710)
Stock-based compensation	—	—	75,115	—	—	—	—	75,115
Issuance of replacement awards in connection with acquisitions	—	—	1,265	—	—	—	—	1,265
Net income	—	—	—	—	—	133,352	—	133,352
Other comprehensive loss, net	—	—	—	—	—	—	(907)	(907)
Balance, March 31, 2024	75,466,171	$1	$1,421,080	20,220,227	$(155,947)	$568,332	$(11,586)	$1,821,880
Issuance of common stock under employee plans, net	107,043	—	(2,185)	—	—	—	—	(2,185)
Stock-based compensation	—	—	74,821	—	—	—	—	74,821
Net income	—	—	—	—	—	41,473	—	41,473
Other comprehensive loss, net	—	—	—	—	—	—	(2,608)	(2,608)
Balance, June 30, 2024	75,573,214	$1	$1,493,716	20,220,227	$(155,947)	$609,805	$(14,194)	$1,933,381
Issuance of common stock under employee plans, net	160,847	—	(17,430)	—	—	—	—	(17,430)
Stock options exercised	350,118	—	10,006	—	—	—	—	10,006
Stock-based compensation	—	—	101,780	—	—	—	—	101,780
Net income	—	—	—	—	—	67,025	—	67,025
Other comprehensive income, net	—	—	—	—	—	—	5,074	5,074
Balance, September 30, 2024	76,084,179	$1	$1,588,072	20,220,227	$(155,947)	$676,830	$(9,120)	$2,099,836

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2022	71,474,581	$1	$1,174,594	20,220,227	$(155,947)	$259,197	$(7,179)	$1,270,666
Issuance of common stock	154,500	—	33,650	—	—	—	—	33,650
Issuance of common stock under employee plans, net	335,629	—	(34,841)	—	—	—	—	(34,841)
Stock options exercised	1,901,535	—	54,346	—	—	—	—	54,346
Stock-based compensation	—	—	34,350	—	—	—		34,350
Issuance of common stock for business combination contingent consideration	7,817	—	—	—	—	—	—	—
Net income	—	—	—	—	—	45,899	—	45,899
Other comprehensive income, net	—	—	—	—	—	—	1,860	1,860
Balance, March 31, 2023	73,874,062	$1	$1,262,099	20,220,227	$(155,947)	$305,096	$(5,319)	$1,405,930
Issuance of common stock	313,094	—	61,156	—	—	—	—	61,156
Issuance of common stock under employee plans, net	570,357	—	(62,214)	—	—	—	—	(62,214)
Stock options exercised	5,491	—	157	—	—	—	—	157
Stock-based compensation	—	—	31,891	—	—	—	—	31,891
Net income	—	—	—	—	—	11,514	—	11,514
Other comprehensive loss, net	—	—	—	—	—	—	(1,407)	(1,407)
Balance, June 30, 2023	74,763,004	$1	$1,293,089	20,220,227	$(155,947)	$316,610	$(6,726)	$1,447,027
Issuance of common stock	—	—	(101)	—	—	—	—	(101)
Issuance of common stock under employee plans, net	168,693	—	(7,021)	—	—	—	—	(7,021)
Stock-based compensation	—	—	29,987	—	—	—	—	29,987
Net income	—	—	—	—	—	61,309	—	61,309
Other comprehensive loss, net	—	—	—	—	—	—	(6,143)	(6,143)
Balance, September 30, 2023	74,931,697	$1	$1,315,954	20,220,227	$(155,947)	$377,919	$(12,869)	$1,525,058
The accompanying notes are an integral part of these condensed consolidated financial statements.

AXON ENTERPRISE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$241,850	$118,722
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	251,716	96,228
(Gain) loss on strategic investments and marketable securities, net	(192,158)	42,306
Depreciation and amortization	30,745	12,844
Provision for bad debts and inventory	13,824	5,083
Deferred income taxes	(27,061)	(52,955)
Other noncash items	13,183	8,238
Change in assets and liabilities:
Receivables and contract assets	(226,759)	(186,614)
Inventory	(11,629)	(65,096)
Deferred revenue	56,720	103,386
Accounts payable, accrued and other liabilities	10,243	13,367
Other, net	(2,528)	(46,284)
Net cash provided by operating activities	158,146	49,225
Cash flows from investing activities:
Purchases of investments	(615,414)	(444,685)
Business acquisitions, net of cash acquired	(237,796)	(21,090)
Proceeds from call, maturity, and sale of investments	858,326	461,214
Purchases of property and equipment	(53,984)	(35,624)
Other, net	34	(512)
Net cash (used in) investing activities	(48,834)	(40,697)
Cash flows from financing activities:
Net proceeds from equity offering	—	94,705
Proceeds from options exercised	9,717	54,503
Income and payroll tax payments for net-settled stock awards	(22,325)	(104,076)
Net cash (used in) provided by financing activities	(12,608)	45,132
Effect of exchange rate changes on cash and cash equivalents	75	(1,201)
Net increase in cash and cash equivalents	96,779	52,459
Cash and cash equivalents and restricted cash, beginning of period	600,670	355,552
Cash and cash equivalents and restricted cash, end of period	$697,449	$408,011

Supplemental disclosures:
Cash and cash equivalents	$695,144	$406,042
Restricted cash (Note 1)	2,305	1,969
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$697,449	$408,011

Cash paid for income taxes, net of refunds	$60,670	$47,689

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$10,214	$1,784
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
Basis of Presentation and Use of Estimates
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2023, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2023. Our results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited condensed consolidated financial statements include:
•revenue recognition,
•stock-based compensation,
•business combinations,
•product warranty reserves,
•inventory valuation and related reserves,
•valuation of goodwill, intangible and long-lived assets,
•valuation of strategic investments,
•recognition, measurement and valuation of current and deferred income taxes, and
•recognition and measurement of contingencies and accrued litigation expense.
The Company believes that estimates used in the preparation of these unaudited condensed consolidated financial statements are reasonable; however, actual results could differ materially from those estimates.
Revision of Previously Issued Financial Statements
In preparing the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024, we identified errors in our previously issued financial statements related to our historical conclusions of principal vs. agent accounting of certain reseller arrangements under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The identified errors impacted our previously issued 2021 and 2022 annual financial statements, 2023 quarterly and annual financial statements, and 2024 quarterly financial statements through June 30, 2024. We have made adjustments to the prior period amounts presented in these financial statements accordingly. Additionally, we have made adjustments to correct for other previously identified immaterial errors.
We assessed the materiality of the errors on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, "Materiality," codified in ASC Topic 250, Accounting Changes and Error Corrections. Based on this assessment, we concluded that the error correction is not material to any previously presented interim or annual financial statements. A summary of the revisions to the previously reported financial information is included in Note 19.
Geographic Information and Major Customers / Suppliers
For the three and nine months ended September 30, 2024 and 2023, no individual country outside the United States represented more than 10% of total net sales. Individual sales transactions in the international market are generally larger and occur more intermittently than in the domestic market due to the profile of our customers. For the three and nine months ended September 30, 2024 and 2023, no customer represented more than 10% of total net sales. At September 30, 2024 and

December 31, 2023, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets.
We currently purchase both off-the-shelf and custom components, including finished circuit boards, injection-molded plastic components, small machined parts, custom cartridge components, electronic components and sub-assemblies from suppliers located in the United States, Taiwan, Mexico, China, Vietnam and the Republic of Korea. We may source from other countries as well. Although we currently obtain many of these components from single source suppliers, we own substantially all injection molded component tooling, designs and test fixtures used in their production for all custom components. As a result, we believe we could obtain alternative suppliers in most cases. Although we have experienced supply chain disruptions relating to materials and port constraints, we have remained focused on closely managing our supply chain. We continue to bolster our strategic relationships in our supply chain, identifying secondary/alternate sourcing, adjusting build plans accordingly, and building in logistic modes in support of our increasing demand while working to minimize disruption to customers. We acquire most of our components on a purchase order basis and do not currently have significant long-term purchase contracts with most component suppliers.
Income per Common Share
Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution from outstanding stock options, unvested restricted stock units (“RSUs”), and our 0.50% convertible senior notes due 2027 (the “Notes” or “2027 Notes”). The effects of outstanding stock options, unvested RSUs, our 2027 Notes and warrants to acquire shares of our common stock (the “Warrants” or “2027 Warrants”) are excluded from the computation of diluted net income per share in periods in which the effect would be antidilutive. The calculation of the weighted average number of shares outstanding and earnings per share are as follows (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$67,025	$61,309	$241,850	$118,722
Denominator:
Weighted average shares outstanding	75,697	74,826	75,543	73,904
Dilutive effect of stock-based awards	1,317	1,126	1,298	1,308
Dilutive effect of 2027 Notes	1,015	—	773	—
Dilutive effect of 2027 Warrants	51	—	—	—
Diluted weighted average shares outstanding	78,080	75,952	77,614	75,212

Net income per common share:
Basic	$0.89	$0.82	$3.20	$1.61
Diluted	$0.86	$0.81	$3.12	$1.58
Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based awards	4,574	481	4,620	470
2027 Notes	2,002	3,017	2,244	3,017
2027 Warrants	2,966	3,017	3,017	3,017
Total potentially dilutive securities	9,542	6,515	9,881	6,504
For additional information regarding our 2027 Notes and 2027 Warrants, refer to Note 10.

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
Changes in our estimated product warranty liabilities were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Balance, beginning of period	$7,374	$811
Utilization of reserve	(5,007)	(901)
Warranty expense	4,860	3,381
Balance, end of period	$7,227	$3,291
Fair Value Measurements and Financial Instruments
We use the fair value framework that prioritizes the inputs to valuation techniques for measuring financial assets and liabilities measured on a recurring basis and for non-financial assets and liabilities when these items are re-measured. Fair value is considered to be the exchange price in an orderly transaction between market participants, to sell an asset or transfer a liability at the measurement date. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
•Level 1 – Valuation techniques in which all significant inputs are unadjusted quoted prices from active markets for assets or liabilities that are identical to the assets or liabilities being measured.
•Level 2 – Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices from markets that are not active for assets or liabilities that are identical or similar to the assets or liabilities being measured. Also, model-derived valuations in which all significant inputs and significant value drivers are observable in active markets are Level 2 valuation techniques.
•Level 3 – Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect our own assumptions about inputs that market participants would use in pricing an asset or liability.
We have cash equivalents and investments, which at September 30, 2024 comprised money market funds, U.S. government bonds, term deposits, U.S. Treasury bills, and agency bonds. Cash equivalents and investments at December 31, 2023 also included corporate bonds, commercial paper and U.S. Treasury inflation-protected securities. See additional disclosure regarding the fair value of our cash equivalents and investments in Note 3. Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Included in the balance of other long-term assets as of September 30, 2024 and December 31, 2023 was $8.6 million and $7.6 million, respectively, related to corporate-owned life insurance policies, which are used to fund our deferred compensation plan. We determine the fair value of insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.

We have an investment in marketable securities, for which changes in fair value are recorded in the condensed consolidated statement of operations as unrealized gain (or loss) on marketable securities, which is included in other income (loss), net.
We have strategic equity investments in various privately held companies as of September 30, 2024 and December 31, 2023. The estimated fair value of the investments was determined based on Level 3 inputs. In determining the estimated fair value of our strategic equity investments in privately held companies, we utilize observable data available to us as discussed further in Note 7.
The fair value of our 2027 Notes is determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the 2027 Notes at September 30, 2024 and December 31, 2023 to be a Level 2 measurement based on the fair value hierarchy. The fair value is primarily affected by the trading price of our common stock and market interest rates.
Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the condensed consolidated balance sheet.
Restricted Cash
Restricted cash balances of $2.3 million and $2.1 million as of September 30, 2024 and December 31, 2023, respectively, primarily relate to funds held in an international bank account for a country in which we are required to maintain a minimum balance to operate. As of September 30, 2024, approximately $2.2 million was included in prepaid expenses and other current assets on our condensed consolidated balance sheet, with the remainder in other long-term assets.
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
Stock-Based Compensation
On May 10, 2024, our shareholders approved the Axon Enterprise, Inc. 2024 eXponential Stock Plan (the “2024 Employee XSP”). The 2024 Employee XSP includes an approved pool of shares of common stock to be reserved for grants of awards of eXponential Stock Units (“XSUs”) to employees. The grants of XSUs (the “2024 XSUs”) are grants of performance-based RSUs that vest in seven substantially equal tranches. The tranches will vest upon certification by the Compensation Committee of the Board of Directors upon achievement of three independent vesting conditions: (1) stock price goals; (2) operational goals; and (3) minimum service conditions.
Additionally, shareholders approved the grant of the 2024 XSUs to our CEO, Patrick W. Smith (the “2024 CEO Performance Award”). The stock price goals and operational goals under the 2024 CEO Performance Award are identical to those under the 2024 Employee XSP, but Mr. Smith is subject to a longer minimum required service period. Refer to Note 12 for further discussion regarding ongoing progress towards reaching the aforementioned goals.
Recently Issued Accounting Guidance and Disclosure Rules
Standards Not Yet Adopted
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
In March 2024, the SEC adopted final rules under SEC Release No. 34-99678 and No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors (the “Final Rules”), which will require registrants to provide certain climate-related information in their registration statements and annual reports. The Final Rules require, among other things, disclosure in the notes to the audited financial statements of the effects of severe weather events and other natural conditions, subject to certain thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates in certain circumstances. The financial statement disclosure requirements of the Final Rules will begin phasing in for the Company for fiscal year 2025. In April 2024, the SEC stayed the effectiveness of the Final Rules pending judicial review. We are currently evaluating the impact of the Final Rules on our consolidated financial statements.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications are not material and had no effect on the reported results of operations.

Note 2 - Revenues
Nature of Products and Services
The following tables present our revenues by primary product and service offering and reportable segment (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	TASER	Software and Sensors	Total	TASER	Software and Sensors	Total
TASER Devices (Professional)	$130,515	$—	$130,515	$86,718	$—	$86,718
Cartridges	60,179	—	60,179	54,279	—	54,279
Axon Evidence and Cloud Services	13,861	203,481	217,342	8,975	151,518	160,493
Extended Warranties	9,729	17,306	27,035	8,078	14,046	22,124
Axon Body Cameras and Accessories	—	70,363	70,363	—	52,488	52,488
Axon Fleet Systems	—	23,239	23,239	—	27,336	27,336
Other (1) (2)	7,450	8,151	15,601	4,520	5,320	9,840
Total	$221,734	$322,540	$544,274	$162,570	$250,708	$413,278

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	TASER	Software and Sensors	Total	TASER	Software and Sensors	Total
TASER Devices (Professional)	$333,815	$—	$333,815	$239,165	$—	$239,165
Cartridges	181,792	—	181,792	149,504	—	149,504
Axon Evidence and Cloud Services	40,297	570,222	610,519	25,575	401,281	426,856
Extended Warranties	27,164	48,651	75,815	23,463	40,194	63,657
Axon Body Cameras and Accessories	—	180,592	180,592	—	124,066	124,066
Axon Fleet Systems	—	79,620	79,620	—	99,015	99,015
Other (1) (2)	14,373	30,855	45,228	14,460	13,600	28,060
Total	$597,441	$909,940	$1,507,381	$452,167	$678,156	$1,130,323
(1)TASER segment “Other” includes smaller categories, such as Virtual Reality (“VR”) hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room, Axon Air and other sensors and equipment.
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
United States	$482,596	89%	$341,767	83%	$1,298,775	86%	$954,023	84%
Other countries	61,678	11	71,511	17	208,606	14	176,300	16
Total	$544,274	100%	$413,278	100%	$1,507,381	100%	$1,130,323	100%

Contract Balances
The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the nine months ended September 30, 2024 (in thousands):

September 30, 2024
Contract assets, net	$492,896
Contract liabilities (deferred revenue)	810,422
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	432,411
Contract liabilities (deferred revenue) consisted of the following (in thousands):

	September 30, 2024			December 31, 2023
	Current	Long-Term	Total	Current	Long-Term	Total
Extended Warranty:
TASER	$15,783	$18,162	$33,945	$14,666	$18,828	$33,494
Software and Sensors	20,300	8,749	29,049	22,642	8,165	30,807
	36,083	26,911	62,994	37,308	26,993	64,301
Hardware:
TASER	43,322	32,737	76,059	35,845	29,689	65,534
Software and Sensors	65,067	136,105	201,172	63,299	117,024	180,323
	108,389	168,842	277,231	99,144	146,713	245,857
Services:
TASER	8,510	5,141	13,651	7,832	3,983	11,815
Software and Sensors	352,026	104,520	456,546	326,131	93,212	419,343
	360,536	109,661	470,197	333,963	97,195	431,158
Total	$505,008	$305,414	$810,422	$470,415	$270,901	$741,316

	September 30, 2024			December 31, 2023
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$67,615	$56,040	$123,655	$58,343	$52,500	$110,843
Software and Sensors	437,393	249,374	686,767	412,072	218,401	630,473
Total	$505,008	$305,414	$810,422	$470,415	$270,901	$741,316
Remaining Performance Obligations
As of September 30, 2024, we had approximately $7.7 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC 606 as of September 30, 2024. We currently expect to recognize between 15% - 25% of this balance over the next 12 months, and generally expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Note 3 - Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents, marketable securities and available-for-sale investments at September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities	Short-Term Investments
Cash	$85,256	$—	$—	$85,256	$85,256	$—	$—

Level 1:
Money market funds	438,408	—	—	438,408	438,408	—	—
U.S. government	140,758	23	(5)	140,776	—	—	140,776
Marketable securities	90,000	61,560	—	151,560	—	151,560	—
Treasury bills	117,880	19	(2)	117,897	48,513	—	69,384
Agency bonds	104,780	—	(13)	104,767	104,767	—	—
Subtotal	891,826	61,602	(20)	953,408	591,688	151,560	210,160
Level 2:
Term deposits	119,610	—	—	119,610	18,200	—	101,410
Subtotal	119,610	—	—	119,610	18,200	—	101,410
Total	$1,096,692	$61,602	$(20)	$1,158,274	$695,144	$151,560	$311,570
As of September 30, 2024, we had $159.7 million of available-for-sale investments with unrealized losses, of which none have been in a continuous unrealized loss position for 12 months or longer. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.
Acquired common stock is recorded as marketable securities in the condensed consolidated balance sheets and its fair value is adjusted every reporting period. Changes in fair value are recorded in the condensed consolidated statement of operations as unrealized gain (or loss) on marketable securities, which is included in other income (loss), net. During the three and nine months ended September 30, 2024, we recorded an unrealized gain on marketable securities of $44.0 million and $73.6 million, respectively. We recorded an unrealized gain on marketable securities of $4.1 million and $29.6 million, respectively, for the same periods in the prior year.

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities	Short-Term Investments
Cash	$406,743	$—	$—	$406,743	$406,743	$—	$—

Level 1:
Money market funds	1,470	—	—	1,470	1,470	—	—
Agency bonds	222,057	2	(174)	221,885	101,635	—	120,250
U.S. government	238,747	120	(237)	238,630	—	—	238,630
Treasury bills	148,063	28	—	148,091	88,697	—	59,394
Marketable securities	90,000	—	(12,060)	77,940	—	77,940	—
Subtotal	700,337	150	(12,471)	688,016	191,802	77,940	418,274
Level 2:
Term deposits	128,205	—	—	128,205	—	—	128,205
Corporate bonds	80,646	8	(165)	80,489	—	—	80,489
Treasury inflation-protected securities	2,635	—	(5)	2,630	—	—	2,630
Commercial paper	14,456	—	—	14,456	—	—	14,456
Subtotal	225,942	8	(170)	225,780	—	—	225,780
Total	$1,333,022	$158	$(12,641)	$1,320,539	$598,545	$77,940	$644,054
As of December 31, 2023, we had $420.4 million of available-for-sale investments with unrealized losses. Of this amount, $138.8 million had been in a continuous unrealized loss position for 12 months or longer, with total gross unrealized losses of $0.3 million. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.
Note 4 - Expected Credit Losses
We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable, contract assets, notes receivable and off-balance sheet exposures is developed using historical collection experience, published or estimated credit default rates for entities that represent our customer base, current and future economic and market conditions, and a review of the current status of customers’ trade accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include account reconciliation, dispute resolution, payment confirmation, consideration of customers’ financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. We review receivables for U.S. and international customers separately to better reflect different published credit default rates and economic and market conditions.
The following table provides a roll-forward of the allowance for expected credit losses for finance receivables and off-balance sheet exposures. The expected credit losses for receivables are deducted from the amortized cost basis of accounts receivable, contract assets and notes receivable to present the net amount expected to be collected (in thousands):

	Nine Months Ended September 30, 2024
	United States	Other countries	Total
Balance, beginning of period	$3,369	$597	$3,966
Provision for expected credit losses	2,606	216	2,822
Amounts written off charged against the allowance	(700)	(84)	(784)
Other, including foreign currency translation	—	14	14
Balance, end of period	$5,275	$743	$6,018

As of September 30, 2024 and December 31, 2023, the allowance for expected credit losses for each type of customer receivable and off-balance sheet exposures were as follows (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable and notes receivable, current	$3,292	$2,392
Contract assets, net	2,678	1,516
Long-term notes receivable, net of current portion	48	44
Other current liabilities	—	14
Total allowance for expected credit losses on customer receivables	$6,018	$3,966
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
Inventory consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$100,526	$104,112
Finished goods	171,769	165,743
Total inventory	$272,295	$269,855
Note 6 – Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 were as follows (in thousands):

	TASER	Software and Sensors	Total
Balance, beginning of period	$2,984	$54,961	$57,945
Goodwill acquired	—	250,653	250,653
Purchase accounting adjustments	—	(364)	(364)
Foreign currency translation adjustments	(14)	252	238
Balance, end of period	$2,970	$305,502	$308,472

Intangible assets (other than goodwill) consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

		September 30, 2024			December 31, 2023
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable (definite-lived) intangible assets:
Developed technology	3 ‑ 8 years	$82,531	$(21,478)	$61,053	$29,402	$(16,562)	$12,840
Customer relationships	4 ‑ 10 years	18,649	(3,730)	14,919	5,530	(3,620)	1,910
Trademarks	3 ‑ 15 years	3,214	(1,312)	1,902	1,333	(817)	516
Issued patents	5 ‑ 25 years	3,019	(1,553)	1,466	3,222	(1,707)	1,515
Domain names	3 ‑ 10 years	3,043	(2,357)	686	3,043	(2,128)	915
Non-compete agreements	3 ‑ 4 years	—	—	—	448	(448)	—
Total amortizable intangible assets		110,456	(30,430)	80,026	42,978	(25,282)	17,696
Non-amortizable (indefinite-lived) intangible assets:
Trademarks		1,068	—	1,068	1,068	—	1,068
Patents and trademarks pending		654	—	654	775	—	775
Total non-amortizable intangible assets		1,722	—	1,722	1,843	—	1,843
Total intangible assets		$112,178	$(30,430)	$81,748	$44,821	$(25,282)	$19,539
Amortization expense of intangible assets for the three and nine months ended September 30, 2024 was $3.8 million and $10.7 million, respectively. Amortization expense of intangible assets for the three and nine months ended September 30, 2023 was $1.3 million and $3.2 million, respectively. Estimated amortization for intangible assets with definite lives for the remaining three months of 2024, the next five years ended December 31, and thereafter, is as follows (in thousands):

2024 remaining	$3,840
2025	12,536
2026	12,341
2027	11,400
2028	11,289
2029	11,105
Thereafter	17,515
Total	$80,026
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
The following tables provide a roll-forward of the balance of strategic investments (in thousands):

	Three Months Ended September 30, 2024					Three Months Ended September 30, 2023
	Equity investments	Warrants	Call options	Debt investments	Total	Equity investments	Warrants	Call options	Total
Balance, beginning of period	$340,108	$2,356	$13,033	$7,637	$363,134	$215,945	$459	$17,233	$233,637
Investments	24,322	—	—	—	24,322	4,099	1,176	—	5,275
Fair value adjustments:
Unrealized gains	—	—	—	449	449	—	—	—	—
Unrealized losses and impairments	—	—	—	—	—	—	(113)	—	(113)
Exercises	—	—	—	—	—	1,500	—	—	1,500
Balance, end of period	$364,430	$2,356	$13,033	$8,086	$387,905	$221,544	$1,522	$17,233	$240,299

	Nine Months Ended September 30, 2024					Nine Months Ended September 30, 2023
	Equity investments	Warrants	Call options	Debt investments	Total	Equity investments	Warrants	Call options	Total
Balance, beginning of period	$212,996	$1,501	$17,233	$—	$231,730	$277,676	$1,654	$17,233	$296,563
Investments	93,450	—	—	7,500	100,950	15,016	1,176	—	16,192
Fair value adjustments:
Realized gains	45,162	—	21	—	45,183	—	—	—	—
Realized losses	—	—	(2,870)	—	(2,870)	—	—	—	—
Unrealized gains	74,784	855	—	586	76,225	—	—	—	—
Unrealized losses and impairments	—	—	—	—	—	(72,648)	(1,308)	—	(73,956)
Exercises	(61,962)	—	(1,351)	—	(63,313)	1,500	—	—	1,500
Balance, end of period	$364,430	$2,356	$13,033	$8,086	$387,905	$221,544	$1,522	$17,233	$240,299
In January 2024, we acquired the remaining outstanding stock of a strategic investment. Our existing interest had a fair value at acquisition date of $63.3 million, which resulted in a net non-taxable gain of $42.3 million related to the existing strategic equity investment and call option. For additional information on the business combination, refer to Note 17.
Additionally, as a result of an observable price change for a separate strategic investee, we recognized an unrealized gain of $75.6 million for the strategic investment and related warrants in other income (loss), net on our condensed consolidated statement of operations during the nine months ended September 30, 2024.
For the debt security strategic investment, we recognized an unrealized gain of $0.6 million for the entire hybrid instrument in other income (loss), net on our condensed consolidated statement of operations during the nine months ended September 30, 2024.

	Inception to date
	Equity investments	Warrants	Call options	Debt investments	Total
Investments	$217,948	$4,222	$17,233	$7,500	$246,903
Fair value adjustments:
Realized gains	57,474	—	21	—	57,495
Realized losses	—	—	(2,870)	—	(2,870)
Unrealized gains	149,601	29,928	—	586	180,115
Unrealized losses and impairments	(82,304)	(1,705)	—	—	(84,009)
Exercises	36,257	(30,089)	(1,351)	—	4,817
Sales	(14,546)	—	—	—	(14,546)
Balance, end of period	$364,430	$2,356	$13,033	$8,086	$387,905
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
We determine whether we are the primary beneficiary of a VIE by performing an analysis that principally considers:
•The VIE’s purpose, design, and risks the VIE was designed to create and pass through to its variable interest holders;
•The VIE’s capital structure;
•The terms between the VIE and its variable interest holders and other parties involved with the VIE; and
•Related party affiliations.
As of September 30, 2024 and December 31, 2023, the unconsolidated non-public VIEs in which we hold variable interests were as follows (in thousands):

	September 30, 2024	December 31, 2023
Carrying value of variable interest - assets (1)	$28,073	$4,986
(1)Balance reflects the maximum exposure to loss, which is limited to the carrying value of the interest.
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

Note 9 - Accrued Liabilities
Accrued liabilities consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Accrued salaries, commissions, benefits and bonus	$103,566	$125,636
Accrued income and other taxes	27,911	5,784
Accrued inventory in transit	11,428	12,197
Accrued professional, consulting and lobbying fees	10,870	7,377
Accrued warranty expense	7,227	7,374
Other accrued expenses	48,689	35,182
Accrued liabilities	$209,691	$193,550
Note 10 – Convertible Senior Notes
2027 Notes
In December 2022, we issued $690.0 million aggregate principal amount of our 2027 Notes in a private offering, which aggregate principal amount included the exercise in full of the initial purchasers’ option to purchase up to an additional $90.0 million principal amount of the Notes. The Notes mature on December 15, 2027 and bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. The effective interest rate for the Notes was 0.99% and included interest payable and amortization of debt issuance cost. On or after December 22, 2025, we may redeem for cash all or any portion of the notes in accordance with the optional redemption terms of the convertible debt agreement.
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
The following table summarizes the carrying value of the Notes (in thousands):

	September 30, 2024	December 31, 2023
Principal	$690,000	$690,000
Unamortized debt issuance costs	(10,517)	(12,887)
Convertible notes carrying amount, net	$679,483	$677,113
We consider the fair value of the Notes to be a Level 2 measurement. The estimated fair value of the Notes at September 30, 2024 and December 31, 2023 is based on the closing trading price per $1,000 of the Notes as of the last day of trading for each period as follows (in millions):

	September 30, 2024	December 31, 2023
2027 Notes	$1,239.8	$873.3

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$862	$863	$2,588	$2,588
Amortization of debt issuance costs	803	797	2,368	2,328
Total interest expense	$1,665	$1,660	$4,956	$4,916
Note Hedge
To reduce the impact of potential economic dilution upon conversion of the Notes, we entered into a convertible note hedge transaction (the “Note Hedge” or “2027 Note Hedge”) with certain investment banks, with respect to our common stock, concurrently with the issuance of the 2027 Notes.

	Purchase Price	Shares Purchased
2027 Note Hedge	$194,994	3,016,680
The Note Hedge covers shares of our common stock at a strike price per share that corresponds to the initial conversion price of the respective Notes, subject to adjustment, and is exercisable upon conversion of the Notes. If exercised, we may elect to receive cash, shares of our common stock, or a combination of cash and shares. We have accounted for the aggregate amount of purchase price for the Note Hedge as a reduction to additional paid-in capital. The Note Hedge will expire upon the maturity of the Notes. The Note Hedge is intended to reduce the potential economic dilution upon conversion of the Notes in the event that the market value per share of our common stock at the time of exercise is greater than the conversion price of the Notes. The Note Hedge is a separate transaction and is not part of the terms of the Notes. Holders of the Notes do not have any rights with respect to the Note Hedge. The Note Hedge does not impact earnings per share, as it was entered into to offset any dilution from the Notes. As of September 30, 2024, 3,016,680 shares remain subject to the Note Hedge.
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
Deferred Tax Assets
Net deferred income tax assets at September 30, 2024, primarily include R&D capitalization net of amortization, deferred revenue, convertible debt net of amortization, accruals and reserves, and stock-based compensation expense, partially offset by accelerated depreciation expense, amortization of intangibles, unrealized gains on certain investments, and valuation allowance reserves. Our total net deferred tax assets at September 30, 2024 were $244.3 million.
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
As of September 30, 2024, management continues to believe the positive evidence from projected future earnings outweighs the negative evidence and a valuation allowance is only needed on specific deferred tax assets. We have concluded that a valuation allowance is necessary against unrealized investment losses as well as transaction costs incurred in connection with certain investments. Additionally, we have Arizona R&D tax credits expiring unutilized each year; therefore, management has concluded that it is more likely than not that our Arizona R&D deferred tax asset will not be realized, and a valuation allowance has been recorded against this net asset.
In Australia, we have determined that sufficient deferred tax liabilities will reverse in order to realize all assets except one long-lived intangible where there is not an expectation that the asset may be realized. Therefore, we continue to recognize a partial valuation allowance for Australia.
We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal and state income tax purposes. Management has made the determination that it is more likely than not that the full benefit of the R&D tax credit will not be sustained on examination and recorded a liability for unrecognized tax benefits of $27.4 million as of September 30, 2024. Should the unrecognized benefit of $27.4 million be recognized, our effective tax rate would be favorably impacted. Approximately $6.8 million of the unrecognized tax benefit, net of federal benefit, associated with R&D credits has been netted against the R&D deferred tax asset.
Effective Tax Rate
Our overall effective tax rate for the nine months ended September 30, 2024, after discrete period adjustments, was 18.6%. Before discrete adjustments, the estimated annual effective tax rate was 23.3%, which differs from the federal statutory rate due to the impact of state taxes net of federal benefit and executive compensation limitation under IRC Section 162(m) on projected pre-tax income for the year, partially offset by R&D tax credits and a net gain related to an investment transaction not recognized for tax. The effective tax rate was favorably impacted by a net $13.0 million discrete tax benefit associated with net windfalls related to stock-based compensation for RSUs and PSUs that vested, in addition to non-qualified stock options that were exercised during the nine months ended September 30, 2024.

Note 12 - Stockholders’ Equity
2024 Employee XSP and 2024 CEO Performance Award
On May 10, 2024, our shareholders approved the 2024 Employee XSP. The 2024 Employee XSP includes an approved pool of 4.5 million shares of common stock to be reserved for grants of XSU awards to employees under the 2024 Employee XSP. A total of approximately 3.8 million 2024 XSUs were granted in the nine months ended September 30, 2024. The 2024 XSUs are grants of performance-based RSUs that vest in seven substantially equal tranches. The tranches will vest upon certification by the Compensation Committee of the Board of Directors upon achievement of three independent vesting conditions, described in the following table:

	Operational Goals(1) (in millions)				Stock Price Goal		Minimum Service Requirement
Tranche	Revenue		Adj. EBITDA				Employee XSP	CEO Award	Goal Expiration
1	$1,834	or	$393	and	$247.40	and	June 2025	December 2028	December 31, 2026
2	2,293	or	508	and	309.25	and	December 2025	December 2028	December 31, 2027
3	2,866	or	655	and	386.56	and	June 2026	December 2029	December 31, 2028
4	3,583	or	845	and	483.20	and	December 2026	December 2029	December 31, 2029
5	4,479	or	1,088	and	604.00	and	June 2027	December 2030	December 31, 2030
6	5,599	or	1,400	and	755.00	and	December 2027	December 2030	December 31, 2031
7	6,999	or	1,750	and	943.75	and	June 2028	December 2030	December 31, 2032
(1) Operational goals are measured, as of any date, for the previous four consecutive fiscal quarters, beginning with the Company's first full fiscal quarter ending after the fiscal quarter in which the grant date occurred
Additionally, shareholders approved the 2024 CEO Performance Award to grant 679,102 shares of the 2024 XSUs to our CEO, Patrick W. Smith. The stock price goals and operational goals under the 2024 CEO Performance Award are identical to those under the 2024 Employee XSP, but Mr. Smith is subject to a longer minimum required service period.
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
Even though no tranche with respect to either the 2024 Employee XSP or the 2024 CEO Performance Award vests unless the stock price goal, operational goal and corresponding minimum service condition are achieved, stock-based compensation expense is recognized when an operational goal is considered probable of attainment regardless of the achievement of the stock price and minimum service conditions. As of September 30, 2024, we consider some of the tranches probable and will recognize the expense ratably over their respective expected vesting periods. This may result in volatility and higher upfront expense recognition and is subject to change based on periodic probability assessments.

Restricted Stock Units
The following table summarizes RSU activity for the nine months ended September 30, 2024 (number of units and aggregate intrinsic value in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Units outstanding, beginning of year	1,615	$193.09
Granted	595	269.18
Released	(488)	185.33
Forfeited	(128)	202.01
Units outstanding, end of period	1,594	$223.16	$636,869
Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $399.60 per share, multiplied by the number of RSUs outstanding. As of September 30, 2024, there was $252.7 million in unrecognized compensation costs related to RSUs under our stock plans for awards that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.2 years. RSUs are settled when vesting requirements are met.
On January 2, 2024, we granted an aggregate of 0.4 million RSUs to employees whose compensation was under a specified threshold. The RSUs generally vest in five annual installments from March 2024 through March 2028. For the nine months ended September 30, 2024, there was $38.3 million of stock compensation expense related to these RSUs that was primarily recorded within cost of product and service sales.
Performance Stock Units
The following table summarizes PSU activity for the nine months ended September 30, 2024 (number of units and aggregate intrinsic value in thousands):

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Units outstanding, beginning of year	394	$201.61
Granted	4,517	240.07
Released	(11)	149.49
Forfeited	(345)	232.01
Units outstanding, end of period	4,555	$237.57	$1,820,338
Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $399.60 per share, multiplied by the number of PSUs outstanding. As of September 30, 2024, there was $585.0 million in unrecognized compensation expense related to PSUs under our stock plans for awards that are expected to vest. Of the balance, there was $579.5 million of total unrecognized stock-based compensation expense related to XSP for performance goals that were considered probable of achievement, which will be recognized over a weighted-average period of 3.7 years.

Stock Option Activity
The following table summarizes stock option activity for the nine months ended September 30, 2024 (number of options and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, beginning of year	531	$28.58
Granted	—	—
Exercised	(350)	28.58
Expired / terminated	—	—
Options outstanding and exercisable, end of period	181	$28.58	3.41	$67,085
Aggregate intrinsic value represents the difference between the exercise price of the underlying stock options and the closing stock price on the last trading day of the period ended September 30, 2024, which was $399.60 per share.
Of the total stock options exercised during the nine months ended September 30, 2024, 0.2 million shares were immediately sold to cover the exercise price and the option holder’s tax obligation for the applicable income and other employment taxes.
Stock-based Compensation Expense
The following table summarizes the composition of stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of product sales and service sales	$10,123	$1,687	$48,235	$4,685
Sales, general and administrative expenses	55,248	12,886	117,036	43,232
Research and development expenses	36,409	15,414	86,445	48,311
Total stock-based compensation expense	$101,780	$29,987	$251,716	$96,228
Stock Incentive Plan
In May 2024, our shareholders approved the Axon Enterprise, Inc. Amended and Restated 2022 Stock Incentive Plan (the “Amended 2022 Plan”) authorizing an additional 2.2 million shares, plus remaining available shares under prior plans, for issuance under the Amended 2022 Plan. Combined with the shares of our common stock available under our legacy stock incentive plans, there are 3.7 million shares of our common stock available for grant under the Amended 2022 Plan as of September 30, 2024.
At-The-Market Equity Offering
We participate in an “at-the-market” equity offering program (the “ATM”), pursuant to which we are authorized to sell up to a total of approximately 2.0 million shares of our common stock. As of September 30, 2024, there were approximately 2.0 million shares remaining. There were no issuances under the ATM during the nine months ended September 30, 2024.
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
As of September 30, 2024, no amounts were drawn under the Credit Agreement and outstanding letters of credit totaled $8.2 million. Advances under the line of credit bear interest at Term SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net debt to earnings before interest expense, taxes, depreciation and amortization ratio, which for the purposes of the Credit Agreement excludes investment interest income. “SOFR” is defined as a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York or a successor administrator of the secured overnight financing rate.
We are required to comply with a net leverage ratio, defined as consolidated total indebtedness to EBITDA, and a consolidated interest coverage ratio, defined as EBITDA to consolidated interest expense. As of September 30, 2024, we are in compliance with the associated covenants under the Credit Agreement.
Note 14 - Commitments and Contingencies
Product Litigation
As a manufacturer of weapons and other law enforcement tools used in high-risk field environments, we are often the subject of products liability litigation concerning the use of our products. We are currently named as a defendant in one such lawsuit in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CED was used by law enforcement officers in connection with arrests or training. While the facts vary from case to case, these product liability claims typically allege defective product design, manufacturing, and/or failure to warn. They seek compensatory and sometimes punitive damages, often in unspecified amounts.
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
Other Matters
Despite the FTC’s dismissal of its administrative enforcement complaint against Axon without consent decree or other condition in October 2023, other parties continue to allege that Axon’s May 2018 acquisition of an insolvent body-worn camera competitor, Vievu LLC (“Vievu”), was anticompetitive. Two purported antitrust lawsuits based largely on the FTC’s unproven allegations are pending in the District of New Jersey (Case No. 3:23-cv-7182) and District of Arizona (Case No. 2:24-cv-01869-SMB). Axon denies all allegations of anticompetitive or other misconduct and is vigorously defending the cases. Axon has also received a request for information from the Pennsylvania Office of Attorney General regarding this same consummated Vievu transaction. Axon is cooperating with the investigation to resolve any concerns of the Commonwealth.
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
Off-Balance Sheet Arrangements
Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At September 30, 2024, we had outstanding letters of credit issued under our credit facility of $8.2 million that are expected to expire through 2025. We also had outstanding letters of credit of $0.1 million that do not draw against our credit facility. Additionally, we had $13.6 million of outstanding surety bonds as of September 30, 2024, with expiration dates ranging through 2029.
Note 15 – Accumulated Other Comprehensive Income (Loss)
The following tables reflect the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation	Total
Balance, December 31, 2023	$(399)	$(10,280)	$(10,679)
Other comprehensive loss	(106)	(801)	(907)
Balance, March 31, 2024	$(505)	$(11,081)	$(11,586)
Other comprehensive income (loss)	119	(2,727)	(2,608)
Balance, June 30, 2024	$(386)	$(13,808)	$(14,194)
Other comprehensive income	434	4,640	5,074
Balance, September 30, 2024	$48	$(9,168)	$(9,120)

	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation	Total
Balance, December 31, 2022	$(1,251)	$(5,928)	$(7,179)
Other comprehensive income	184	1,676	1,860
Balance, March 31, 2023	$(1,067)	$(4,252)	$(5,319)
Other comprehensive loss	(850)	(557)	(1,407)
Balance, June 30, 2023	$(1,917)	$(4,809)	$(6,726)
Other comprehensive income (loss)	656	(6,799)	(6,143)
Balance, September 30, 2023	$(1,261)	$(11,608)	$(12,869)

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
During the nine months ended September 30, 2024, the segment measure of profit and loss used by the CODM was changed from gross margin to adjusted gross margin, defined as gross margin before stock-based compensation expense and amortization of acquired intangible assets. This change in segment measure allows the CODM to better assess operating results over time and is consistent with how the CODM evaluates our businesses. Accordingly, we have updated our segment disclosure for the three and nine months ended September 30, 2023 to conform to the new presentation.
Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
TASER segment net sales	$221,734	$162,570
Software and Sensors segment net sales	322,540	250,708
Total consolidated net sales	$544,274	$413,278

TASER adjusted gross margin	$139,632	$102,151
Software and Sensors adjusted gross margin	204,258	157,147
Total segment adjusted gross margin	$343,890	$259,298
Stock-based compensation expense	10,123	1,687
Amortization of acquired intangible assets	3,020	955
Gross margin	$330,747	$256,656
Sales, general and administrative	192,189	122,357
Research and development	114,477	76,880
Interest income, net	10,978	10,458
Other income (loss), net	44,510	3,852
Income (loss) before provision for (benefit from) income taxes	$79,569	$71,729

	Nine Months Ended September 30,
	2024	2023
TASER segment net sales	$597,441	$452,167
Software and Sensors segment net sales	909,940	678,156
Total consolidated net sales	$1,507,381	$1,130,323

TASER adjusted gross margin	$374,072	$280,875
Software and Sensors adjusted gross margin	577,992	417,460
Total segment adjusted gross margin	$952,064	$698,335
Stock-based compensation expense	48,235	4,685
Amortization of acquired intangible assets	8,298	2,189
Gross margin	$895,531	$691,461
Sales, general and administrative	514,228	357,611
Research and development	307,008	219,747
Interest income, net	31,134	29,787
Other income (loss), net	191,510	(42,569)
Income before provision for income taxes	$296,939	$101,321
Note 17 – Business Acquisitions
Fusus, LLC.
On January 31, 2024, we acquired the remaining 79.7% interest in Fusus, LLC (“Fusus”), a global leader in real-time crime center technology, for total consideration transferred of approximately $241.3 million, subject to customary adjustments (the “step acquisition”). The acquisition expands our ability to aggregate live video, data and sensor feeds, which enhances situational awareness and investigative capabilities for our customers in public safety, education and enterprise. Total transaction costs related to the acquisition were $0.3 million and $4.6 million for the three and nine months ended September 30, 2024, respectively. These transaction costs were expensed as incurred in sales, general and administrative expenses (“SG&A”) in our condensed consolidated statements of operations.
Our existing 20.3% interest had a fair value at the acquisition date of $63.3 million, which resulted in a non-taxable gain of $42.3 million recorded in other income (loss), net in our condensed consolidated statement of operations. Prior to the step acquisition, the fair value of the previously held investment was determined using Level 3 valuation techniques, which include inputs to the valuation methodology that are considered unobservable and significant to the fair value measurement.
The purchase price allocation is subject to revision during the measurement period, which is expected to be completed in the fourth quarter of 2024. Based on the purchase price allocation, we recorded $250.1 million of goodwill, $72.9 million of identifiable intangible assets, and other net liabilities assumed of $7.8 million, excluding deferred taxes. We recorded a net deferred tax liability of $10.5 million.
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
Note 18 - Subsequent Event
In October 2024, we acquired the remaining outstanding stock of Dedrone Holdings, Inc. ("Dedrone"), a global leader in air space security, for approximately $400 million, subject to customary purchase price adjustments. This acquisition will be recorded to our Software and Sensors segment, and it represents alignment to our mission and positions us to accelerate the next generation of drone and air space solutions. Prior to this transaction, we had an approximately 20% ownership interest in Dedrone. This transaction is considered a “step acquisition” under GAAP whereby our ownership interest in Dedrone held before the acquisition is required to be remeasured to fair value at the date of the acquisition. We expect to recognize a gain on our previously held strategic equity investment as a result of this transaction in the fourth quarter of 2024.

Due to the proximity of the closing date of the acquisition of the remaining interest in Dedrone to the date of this filing, the initial accounting for the acquisition is not yet complete. Transaction costs related to the acquisition were approximately $7.5 million for the nine months ended September 30, 2024. These transaction costs were expensed as incurred in SG&A in our condensed consolidated statements of operations.

Note 19 - Revision of Prior Period Financial Statements
As discussed in Note 1, in preparing the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024, we identified errors in our previously issued financial statements related to our historical conclusions of principal vs. agent accounting of certain reseller arrangements under ASC 606 and concluded they were not material to any previously issued financial statements. The identified errors impacted our previously issued 2021 and 2022 annual financial statements, 2023 quarterly and annual financial statements, and 2024 quarterly financial statements through June 30, 2024. We have made adjustments to the prior period amounts presented in these financial statements accordingly. Additionally, we have made adjustments to correct for other previously identified immaterial errors.
The following tables reflect the impact of the revision to the specific line items presented in our previously reported (a) consolidated balance sheet as of December 31, 2023; (b) consolidated statements of operations and comprehensive income for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, and for the quarterly periods ended June 30, 2024, March 31, 2024, December 31, 2023, and September 30, 2023; (c) consolidated statements of cash flows for the years ended December 31, 2023 and December 31, 2022, and for the year to date periods ended June 30, 2024, March 31, 2024, September 30, 2023; and (d) consolidated statements of stockholder's equity for the quarterly periods ending December 31, 2022 through June 30, 2024.

Consolidated Balance Sheet
(in thousands)

As of December 31, 2023	As Reported	Revision	As Revised

Accounts and notes receivable, net of allowance of $2,392 as of December 31, 2023	$417,690	$(4,729)	$412,961
Contract assets, net	275,779	11,453	287,232
Prepaid expenses and other current assets	112,786	(9,731)	103,055
Total current assets	2,396,649	(3,007)	2,393,642
Deferred tax assets, net	229,513	(1,729)	227,784
Long-term contract assets, net	77,710	6,672	84,382
Other long-term assets	220,638	(29,607)	191,031
Total assets	3,436,845	(27,671)	3,409,174
Accounts payable	88,326	(22,474)	65,852
Accrued liabilities	188,230	5,320	193,550
Current portion of deferred revenue	491,691	(21,276)	470,415
Total current liabilities	799,969	(38,430)	761,539
Deferred revenue, net of current portion	281,852	(10,951)	270,901
Other long-term liabilities	2,936	17,979	20,915
Total liabilities	1,824,811	(31,402)	1,793,409
Retained earnings	431,249	3,731	434,980
Total stockholders’ equity	1,612,034	3,731	1,615,765
Total liabilities and stockholders’ equity	$3,436,845	$(27,671)	$3,409,174

Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

Three Months Ended June 30, 2024	As Reported	Revision	As Revised

Net sales from products	$295,185	$(2,422)	$292,763
Net sales from services	208,914	1,559	210,473
Net sales	504,099	(863)	503,236
Cost of product sales	145,154	(2,527)	142,627
Cost of service sales	55,210	(757)	54,453
Cost of sales	200,364	(3,284)	197,080
Gross margin	303,735	2,421	306,156
Sales, general and administrative	169,427	1,537	170,964
Total operating expenses	270,861	1,537	272,398
Income from operations	32,874	884	33,758
Income before provision for income taxes	50,590	884	51,474
Provision for (benefit from) income taxes	9,793	208	10,001
Net income	$40,797	$676	$41,473
Net income per common and common equivalent shares - Basic	$0.54	$0.01	$0.55
Comprehensive income	$38,189	$676	$38,865

There was no impact on disclosed diluted income per common and common equivalent shares for the three months ended June 30, 2024.

Six Months Ended June 30, 2024	As Reported	Revision	As Revised

Net sales from products	$567,233	$(4,046)	$563,187
Net sales from services	397,602	2,318	399,920
Net sales	964,835	(1,728)	963,107
Cost of product sales	296,852	(2,065)	294,787
Cost of service sales	104,202	(666)	103,536
Cost of sales	401,054	(2,731)	398,323
Gross margin	563,781	1,003	564,784
Sales, general and administrative	322,096	(57)	322,039
Total operating expenses	514,627	(57)	514,570
Income from operations	49,154	1,060	50,214
Income before provision for income taxes	216,310	1,060	217,370
Provision for (benefit from) income taxes	42,295	250	42,545
Net income	$174,015	$810	$174,825
Net income per common and common equivalent shares - Basic	$2.31	$0.01	$2.32
Net income per common and common equivalent shares - Diluted	$2.25	$0.01	$2.26
Comprehensive income	$170,500	$810	$171,310

Three Months Ended March 31, 2024	As Reported	Revision	As Revised

Net sales from products	$272,048	$(1,624)	$270,424
Net sales from services	188,688	759	189,447
Net sales	460,736	(865)	459,871
Cost of product sales	151,698	462	152,160
Cost of service sales	48,992	91	49,083
Cost of sales	200,690	553	201,243
Gross margin	260,046	(1,418)	258,628
Sales, general and administrative	152,669	(1,594)	151,075
Total operating expenses	243,766	(1,594)	242,172
Income from operations	16,280	176	16,456
Income before provision for income taxes	165,720	176	165,896
Provision for (benefit from) income taxes	32,502	42	32,544
Net income	$133,218	$134	$133,352
Comprehensive income	$132,311	$134	$132,445

There was no impact on disclosed basic and diluted income per common and common equivalent shares for the three months ended March 31, 2024.

Three Months Ended December 31, 2023	As Reported	Revision	As Revised

Net sales from products	$258,405	$(1,966)	$256,439
Net sales from services	173,737	200	173,937
Net sales	432,142	(1,766)	430,376
Cost of product sales	125,664	(1,764)	123,900
Cost of service sales	42,591	(107)	42,484
Cost of sales	168,255	(1,871)	166,384
Gross margin	263,887	105	263,992
Sales, general and administrative	137,106	167	137,273
Total operating expenses	221,078	167	221,245
Income from operations	42,809	(62)	42,747
Income before provision for income taxes	55,802	(62)	55,740
Provision for (benefit from) income taxes	(1,469)	148	(1,321)
Net income	$57,271	$(210)	$57,061
Comprehensive income	$59,461	$(210)	$59,251

There was no impact on disclosed basic and diluted income per common and common equivalent shares for the three months ended December 31, 2023.

Year Ended December 31, 2023	As Reported	Revision	As Revised

Net sales from products	$967,711	$(3,709)	$964,002
Net sales from services	595,680	1,017	596,697
Net sales	1,563,391	(2,692)	1,560,699
Cost of product sales	450,718	(3,010)	447,708
Cost of service sales	157,291	247	157,538
Cost of sales	608,009	(2,763)	605,246
Gross margin	955,382	71	955,453
Sales, general and administrative	496,874	(1,990)	494,884
Total operating expenses	800,593	(1,990)	798,603
Income from operations	154,789	2,061	156,850
Income before provision for income taxes	155,000	2,061	157,061
Provision for (benefit from) income taxes	(19,227)	505	(18,722)
Net income	$174,227	$1,556	$175,783
Net income per common and common equivalent shares - Basic	$2.35	$0.02	$2.37
Net income per common and common equivalent shares - Diluted	$2.31	$0.02	$2.33
Comprehensive income	$170,727	$1,556	$172,283

Three Months Ended September 30, 2023	As Reported	Revision	As Revised

Net sales from products	$256,443	$(1,388)	$255,055
Net sales from services	157,158	1,065	158,223
Net sales	413,601	(323)	413,278
Cost of product sales	116,278	(1,665)	114,613
Cost of service sales	42,051	(42)	42,009
Cost of sales	158,329	(1,707)	156,622
Gross margin	255,272	1,384	256,656
Sales, general and administrative	123,279	(922)	122,357
Total operating expenses	200,159	(922)	199,237
Income from operations	55,113	2,306	57,419
Income before provision for income taxes	69,423	2,306	71,729
Provision for (benefit from) income taxes	10,026	394	10,420
Net income	$59,397	$1,912	$61,309
Net income per common and common equivalent shares - Basic	$0.79	$0.03	$0.82
Net income per common and common equivalent shares - Diluted	$0.78	$0.03	$0.81
Comprehensive income	$53,254	$1,912	$55,166

Nine Months Ended September 30, 2023	As Reported	Revision	As Revised

Net sales from products	$709,306	$(1,743)	$707,563
Net sales from services	421,943	817	422,760
Net sales	1,131,249	(926)	1,130,323
Cost of product sales	325,054	(1,246)	323,808
Cost of service sales	114,700	354	115,054
Cost of sales	439,754	(892)	438,862
Gross margin	691,495	(34)	691,461
Sales, general and administrative	359,768	(2,157)	357,611
Total operating expenses	579,515	(2,157)	577,358
Income from operations	111,980	2,123	114,103
Income before provision for income taxes	99,198	2,123	101,321
Provision for (benefit from) income taxes	(17,758)	357	(17,401)
Net income	$116,956	$1,766	$118,722
Net income per common and common equivalent shares - Basic	$1.58	$0.03	$1.61
Net income per common and common equivalent shares - Diluted	$1.56	$0.02	$1.58
Comprehensive income	$111,266	$1,766	$113,032

Year Ended December 31, 2022	As Reported	Revision	As Revised

Net sales from products	$801,388	$(4,211)	$797,177
Net sales from services	388,547	1,419	389,966
Net sales	1,189,935	(2,792)	1,187,143
Cost of product sales	363,219	(2,310)	360,909
Cost of service sales	98,078	2,043	100,121
Cost of sales	461,297	(267)	461,030
Gross margin	728,638	(2,525)	726,113
Sales, general and administrative	401,575	(2,245)	399,330
Total operating expenses	635,385	(2,245)	633,140
Income from operations	93,253	(280)	92,973
Income before provision for income taxes	196,518	(280)	196,238
Provision for (benefit from) income taxes	49,379	(71)	49,308
Net income	$147,139	$(209)	$146,930
Comprehensive income	$141,277	$(209)	$141,068
There was no impact on disclosed income per common and common equivalent shares for the year ended December 31, 2022.

Year Ended December 31, 2021	As Reported	Revision	As Revised

Net sales from products	$608,525	$(1,629)	$606,896
Net sales from services	254,856	3,886	258,742
Net sales	863,381	2,257	865,638
Cost of product sales	260,098	(2,452)	257,646
Cost of service sales	62,373	(103)	62,270
Cost of sales	322,471	(2,555)	319,916
Gross margin	540,910	4,812	545,722
Sales, general and administrative	515,007	(162)	514,845
Total operating expenses	709,033	(162)	708,871
Income from operations	(168,123)	4,974	(163,149)
Income before provision for income taxes	(141,375)	4,974	(136,401)
Provision for (benefit from) income taxes	(81,357)	1,295	(80,062)
Net income	$(60,018)	$3,679	$(56,339)
Net income per common and common equivalent shares - Basic	$(0.91)	$0.06	$(0.85)
Net income per common and common equivalent shares - Diluted	$(0.91)	$0.06	$(0.85)
Comprehensive income	$(61,476)	$3,679	$(57,797)

Consolidated Statements of Stockholders' Equity
(in thousands)

	As Reported		Revision		As Revised
	Retained Earnings	Total Stockholders’ Equity	Retained Earnings	Total Stockholders’ Equity	Retained Earnings	Total Stockholders’ Equity

Balance, December 31, 2022	$257,022	$1,268,491	$2,175	$2,175	$259,197	$1,270,666
Net income	45,139	45,139	760	760	45,899	45,899
Balance, March 31, 2023	$302,161	$1,402,995	$2,935	$2,935	$305,096	$1,405,930
Net income	12,420	12,420	(906)	(906)	11,514	11,514
Balance, June 30, 2023	$314,581	$1,444,998	$2,029	$2,029	$316,610	$1,447,027
Net income	59,397	59,397	1,912	1,912	61,309	61,309
Balance, September 30, 2023	$373,978	$1,521,117	$3,941	$3,941	$377,919	$1,525,058
Net income	57,271	57,271	(210)	(210)	57,061	57,061
Balance, December 31, 2023	$431,249	$1,612,034	$3,731	$3,731	$434,980	$1,615,765
Net income	133,218	133,218	134	134	133,352	133,352
Balance, March 31, 2024	$564,467	$1,818,015	$3,865	$3,865	$568,332	$1,821,880
Net income	40,797	40,797	676	676	41,473	41,473
Balance, June 30, 2024	$605,264	$1,928,840	$4,541	$4,541	$609,805	$1,933,381

Consolidated Statements of Cash Flows
(in thousands)

Six Months Ended June 30, 2024	As Reported	Revision	As Revised

Cash flows from operating activities:
Net income	$174,015	$810	$174,825
Provision for bad debts and inventory	2,241	8,843	11,084
Change in assets and liabilities:
Receivables and contract assets	(60,513)	(16,579)	(77,092)
Inventory	(8,116)	(8,843)	(16,959)
Deferred revenue	(12,067)	3,568	(8,499)
Accounts payable, accrued and other liabilities	(43,071)	(461)	(43,532)
Other - net	(4,252)	12,662	8,410
Other than the impact to the captions noted above, there was no impact on total cash flows from operating activities, or from cash flows from investing or financing activities.

Three Months Ended March 31, 2024	As Reported	Revision	As Revised

Cash flows from operating activities:
Net income	$133,218	$134	$133,352
Provision for bad debts and inventory	216	1,364	1,580
Change in assets and liabilities:
Receivables and contract assets	(51,132)	(5,605)	(56,737)
Inventory	(710)	(1,364)	(2,074)
Deferred revenue	20,743	(1,622)	19,121
Accounts payable, accrued and other liabilities	(84,289)	(1,551)	(85,840)
Other - net	2	8,644	8,646
Other than the impact to the captions noted above, there was no impact on total cash flows from operating activities, or from cash flows from investing or financing activities.

Year Ended December 31, 2023	As Reported	Revision	As Revised

Cash flows from operating activities:
Net income	$174,227	$1,556	$175,783
Deferred income taxes	(73,002)	505	(72,497)
Provision for bad debts and inventory	1,090	4,394	5,484
Change in assets and liabilities:
Receivables and contract assets	(172,524)	(6,465)	(178,989)
Inventory	(71,896)	(5,730)	(77,626)
Deferred revenue	164,043	(17,224)	146,819
Accounts payable, accrued and other liabilities	64,384	945	65,329
Other - net	(102,370)	22,019	(80,351)
Other than the impact to the captions noted above, there was no impact on total cash flows from operating activities, or from cash flows from investing or financing activities.

Nine Months Ended September 30, 2023	As Reported	Revision	As Revised

Cash flows from operating activities:
Net income	$116,956	$1,766	$118,722
Deferred income taxes	(53,311)	356	(52,955)
Provision for bad debts and inventory	887	4,196	5,083
Change in assets and liabilities:
Receivables and contract assets	(182,468)	(4,146)	(186,614)
Inventory	(59,564)	(5,532)	(65,096)
Deferred revenue	118,294	(14,908)	103,386
Accounts payable, accrued and other liabilities	13,423	(56)	13,367
Other - net	(64,608)	18,324	(46,284)
Other than the impact to the captions noted above, there was no impact on total cash flows from operating activities, or from cash flows from investing or financing activities.

Year Ended December 31, 2022	As Reported	Revision	As Revised

Cash flows from operating activities:
Net income	$147,139	$(209)	$146,930
Deferred income taxes	22,090	(71)	22,019
Provision for bad debts and inventory	699	2	701
Change in assets and liabilities:
Receivables and contract assets	(73,228)	(4,998)	(78,226)
Inventory	(95,987)	976	(95,011)
Deferred revenue	159,718	(4,152)	155,566
Accounts payable, accrued and other liabilities	80,757	221	80,978
Other - net	(52,207)	8,231	(43,976)
Other than the impact to the captions noted above, there was no impact on total cash flows from operating activities, or from cash flows from investing or financing activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition as of September 30, 2024, and results of operations for the three and nine months ended September 30, 2024 and 2023, should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Part II, Item 1A. Risk Factors.” See also “Special Note Regarding Forward-Looking Statements” on page ii of this Quarterly Report on Form 10-Q.
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
Our revenues for the three months ended September 30, 2024 were $544.3 million, an increase of $131.0 million, or 31.7%, from the comparable period in the prior year. We had income from operations of $24.1 million, compared to $57.4 million for the same period in the prior year. Gross margin dollars increased $74.1 million but decreased as a percentage of revenue to 60.8% from 62.1% compared to the three months ended September 30, 2023. The decrease was primarily driven by higher stock-based compensation expense and related payroll taxes, as well as amortization of acquired intangibles. Excluding the impacts of stock-based compensation expense and intangibles amortization in the cost of goods sold, gross margin increased from 62.7% to 63.2% year over year due to an increased mix of high-margin Axon Cloud & Services revenue. Operating expenses increased by $107.4 million, reflecting increased headcount and an increase in stock-based compensation expense. Net income of $67.0 million included a noncash unrealized gain of $44.0 million in our marketable securities. Net income of $61.3 million for the comparable period in the prior year included a noncash unrealized gain of $4.1 million on our investment in marketable securities.
Our revenues for the nine months ended September 30, 2024 were $1.5 billion, an increase of $377.1 million, or 33.4%, from the comparable period in the prior year. We had income from operations of $74.3 million, compared to $114.1 million for the same period in the prior year. Gross margin dollars increased $204.1 million but decreased as a percentage of revenue to 59.4% from 61.2% compared to the nine months ended September 30, 2023. The decrease was primarily driven by higher stock-based compensation expense and related payroll taxes, as well as amortization of acquired intangibles. Excluding the impacts of stock-based compensation expense and intangibles amortization in the cost of goods sold, the gross margin increased to 63.2% for the nine months ended September 30, 2024, compared to 61.8% for the same period in the prior year, primarily due to an increased mix of high-margin Axon Cloud & Services revenue and investments in TASER automation and cost-reduction initiatives. Operating expenses increased $243.9 million, reflecting an increase in salaries, benefits, and stock-based compensation expenses, as well as an increase in professional and consulting expenses related to transaction costs. For the nine months ended September 30, 2024, we recorded net income of $241.9 million, which included realized and unrealized gains of $192.2 million related to our acquisition of Fusus, strategic equity investment and marketable securities. Net income of $118.7 million for the comparable period in the prior year reflected a noncash unrealized gain of $29.6 million on our investment in marketable securities and a noncash unrealized impairment loss of $71.9 million, net, related to a strategic investment and related warrants.
Certain prior period amounts previously reported on our consolidated financial statements have been revised to correct for immaterial errors, as described in Note 1 and Note 19 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Three Months Ended September 30,
	2024		2023
Net sales from products	$327,900	60.2%	$255,055	61.7%
Net sales from services	216,374	39.8	158,223	38.3
Net sales	544,274	100.0	413,278	100.0
Cost of product sales	156,167	28.7	114,613	27.7
Cost of service sales	57,360	10.5	42,009	10.2
Cost of sales	213,527	39.2	156,622	37.9
Gross margin	330,747	60.8	256,656	62.1
Operating expenses:
Sales, general and administrative	192,189	35.3	122,357	29.6
Research and development	114,477	21.0	76,880	18.6
Total operating expenses	306,666	56.3	199,237	48.2
Income from operations	24,081	4.5	57,419	13.9
Interest income, net	10,978	2.0	10,458	2.5
Other income (loss), net	44,510	8.1	3,852	0.9
Income (loss) before provision for income taxes	79,569	14.6	71,729	17.3
Provision for (benefit from) income taxes	12,544	2.3	10,420	2.5
Net income	$67,025	12.3%	$61,309	14.8%
The following table presents our revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,
	2024		2023
United States	$482,596	89%	$341,767	83%
Other countries	61,678	11	71,511	17
Total	$544,274	100%	$413,278	100%
International revenue decreased compared to the prior year comparable period, primarily driven by a large hardware deal in our Europe, Middle East and Africa (“EMEA”) region during the third quarter of 2023.

Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended September 30,				Dollar Change	Percent Change
	2024		2023
TASER segment:
TASER Devices (Professional)	$130,515	24.0%	$86,718	21.0%	$43,797	50.5%
Cartridges	60,179	11.1	54,279	13.1	5,900	10.9
Axon Evidence and Cloud Services	13,861	2.5	8,975	2.1	4,886	54.4
Extended Warranties	9,729	1.8	8,078	2.0	1,651	20.4
Other (1)	7,450	1.4	4,520	1.1	2,930	64.8
Total TASER segment	221,734	40.8	162,570	39.3	59,164	36.4
Software and Sensors segment:
Axon Body Cameras and Accessories	70,363	12.9	52,488	12.7	17,875	34.1
Axon Fleet Systems	23,239	4.3	27,336	6.6	(4,097)	(15.0)
Axon Evidence and Cloud Services	203,481	37.4	151,518	36.7	51,963	34.3
Extended Warranties	17,306	3.2	14,046	3.4	3,260	23.2
Other (2)	8,151	1.4	5,320	1.3	2,831	53.2
Total Software and Sensors segment	322,540	59.2	250,708	60.7	71,832	28.7
Total net sales	$544,274	100.0%	$413,278	100.0%	$130,996	31.7%
(1)TASER segment “Other” includes smaller categories, such as VR hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room, Axon Air and other sensors and equipment.
Net sales for the TASER segment increased 36.4% for the three months ended September 30, 2024 as compared to the prior-year quarter, primarily due to increases of $43.8 million in TASER devices (professional) revenue and $5.9 million of cartridge revenue. The increases are primarily related to increased TASER 10 device and cartridge volumes. Net sales for Axon Evidence and cloud services increased $4.9 million in the three months ended September 30, 2024 due to an increase in the number of cloud-connected TASER devices in the field.
Net sales for the Software and Sensors segment increased 28.7% for the three months ended September 30, 2024 as compared to the prior-year quarter as we continue to add users and associated devices to our network. The increase in the aggregate number of users and increasing adoption of our premium add-on features by our existing customers drove the majority of the increase in Axon Evidence and cloud services revenue of $52.0 million. Net sales of Axon Body cameras and accessories increased $17.9 million due to higher volume sales of Axon Body 4. The $2.8 million increase in “Other” revenue was primarily driven by demand for smaller product offerings within the Software and Sensors segment.
We consider total company future contracted revenues a forward-looking performance indicator. As of September 30, 2024, we had approximately $7.7 billion of total company future contracted revenue, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. We currently expect to recognize between 15% - 25% of this balance over the next 12 months and expect the remainder to be recognized over the following 10 years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.
Gross Margin
As a percentage of net sales, gross margin for the TASER segment decreased to 60.8% from 62.5% for the three months ended September 30, 2024 and 2023, respectively. The decrease was primarily due to increased stock-based compensation expense. Excluding the impacts of stock-based compensation expense, gross margin for the TASER segment was 63.0% for the three months ended September 30, 2024, compared to 62.8% for the same period in 2023. The increase is primarily driven by investment in automation and cost reduction initiatives.

As a percentage of net sales, gross margin for the Software and Sensors segment decreased to 60.8% from 61.9% for the three months ended September 30, 2024 and 2023, respectively. Within the Software and Sensors segment, hardware gross margin decreased to 41.4% for the three months ended September 30, 2024 compared to 46.0% for the same period in 2023. Excluding the impacts of stock-based compensation expense and intangibles amortization, hardware gross margin decreased to 43.3% for the three months ended September 30, 2024, compared to 46.5% for the same period in 2023 due to manufacturing overhead reallocations made in the prior year. Service margin decreased to 72.3% for the three months ended September 30, 2024 from 72.7% for the same period in 2023. Excluding the impacts of stock-based compensation expense and intangibles amortization, service margin increased to 75.2% for the three months ended September 30, 2024, compared to 73.7% for the same period in 2023 due to higher mix of software revenue.
Sales, General and Administrative Expenses
SG&A expenses were comprised as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	Percent Change
	2024	2023
Total sales, general and administrative expenses	$192,189	$122,357	$69,832	57.1%
As a percentage of net sales	35.3%	29.6%
Stock-based compensation expense increased $42.4 million in comparison to the prior-year comparable period, which was primarily related to the 2024 Employee XSP and the 2024 CEO Performance Award that were approved by shareholders in the 2024 Annual Meeting of Shareholders and increased headcount. As of September 30, 2024, we consider some of the tranches probable and will recognize the expense ratably over their respective expected vesting periods. This may result in volatility and higher upfront expense recognition and is subject to change based on periodic probability assessments.
Salaries, benefits and bonus expense increased $10.9 million in comparison to the prior-year comparable period, which was primarily attributable to an increase in headcount and higher wages.
Sales and marketing and travel expense increased $3.8 million in comparison to the prior-year comparable period. The increase was partially attributable to an increase in travel expense of $2.3 million due to higher seasonal travel for company events compared to the prior-year comparable period. Sales and marketing fees increased $1.1 million as a result of in-person events.
Research and Development Expenses
R&D expenses were comprised as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	Percent Change
	2024	2023
Total research and development expenses	$114,477	$76,880	$37,597	48.9%
As a percentage of net sales	21.0%	18.6%
Stock-based compensation expense increased $20.9 million in comparison to the prior-year comparable period, which was primarily related to the 2024 Employee XSP that was approved by shareholders in the 2024 Annual Meeting of Shareholders and increased headcount.
Salaries, benefits and bonus expense increased $12.9 million in comparison to the prior-year comparable period, which was primarily attributable to an increase in headcount and higher wages.

Interest Income, Net
Interest income, net, was as follows (dollars in thousands):

	Three Months Ended September 30,
	2024	2023
Interest income	$12,624	$12,220
Interest expense	(1,646)	(1,762)
Total interest income, net	$10,978	$10,458
Other Income, Net
Other income, net, was as follows (dollars in thousands):

	Three Months Ended September 30,
	2024	2023
Realized and unrealized gain (loss) on fair value adjustments of strategic investments, net	$449	$(14)
Unrealized gain on marketable securities, net	44,010	4,050
Loss on foreign currency transactions, net	(233)	(473)
Other, net	284	289
Other income, net	$44,510	$3,852
Provision for Income Taxes
Our estimated annual effective income tax rate for 2024, before discrete period adjustments, is 23.3%, which differs from the federal statutory rate primarily due to the impact of state taxes net of federal benefit and executive compensation limitation under IRC Section 162(m) on projected pre-tax income for the year, partially offset by R&D tax credits and a net gain related to an investment transaction not recognized for tax. The effective tax rate was favorably impacted by a net $5.5 million discrete tax benefit associated with net windfalls related to stock-based compensation for RSUs and PSUs that vested, in addition to non-qualified stock options that were exercised during the three months ended September 30, 2024.
Provision for income taxes and effective tax rates were as follows (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Provision for income taxes	$12,544	$10,420	$2,124
Effective tax rate	15.8%	14.5%	1.3%
Net Income
We recorded net income of $67.0 million for the three months ended September 30, 2024 compared to net income of $61.3 million for the same period in 2023. Net income per basic share was $0.89 for the three months ended September 30, 2024 compared to $0.82 net income per basic share for the same period in 2023. Net income per diluted share was $0.86 for the three months ended September 30, 2024 compared to $0.81 net income per diluted share for the comparable period in 2023.

Three Months Ended September 30, 2024 Compared to the Three Months Ended June 30, 2024
Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended September 30, 2024		Three Months Ended June 30, 2024		Dollar Change	Percent Change
TASER segment:
TASER Devices (Professional)	$130,515	24.0%	$104,624	20.8%	$25,891	24.7%
Cartridges	60,179	11.1	65,415	13.0	(5,236)	(8.0)
Axon Evidence and Cloud Services	13,861	2.5	13,974	2.8	(113)	(0.8)
Extended Warranties	9,729	1.8	8,908	1.8	821	9.2
Other (1)	7,450	1.4	3,796	0.7	3,654	96.3
Total TASER segment	221,734	40.8	196,717	39.1	25,017	12.7
Software and Sensors segment:
Axon Body Cameras and Accessories	70,363	12.9	59,024	11.7	11,339	19.2
Axon Fleet Systems	23,239	4.3	27,083	5.4	(3,844)	(14.2)
Axon Evidence and Cloud Services	203,481	37.4	191,237	38.0	12,244	6.4
Extended Warranties	17,306	3.2	15,405	3.1	1,901	12.3
Other (2)	8,151	1.4	13,770	2.7	(5,619)	(40.8)
Software and Sensors segment	322,540	59.2	306,519	60.9	16,021	5.2
Total net sales	$544,274	100.0%	$503,236	100.0%	$41,038	8.2%
(1)TASER segment “Other” includes smaller categories, such as VR hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room, Axon Air and other sensors and equipment.
Net sales within the TASER segment increased by approximately $25.0 million, or 12.7%, during the three months ended September 30, 2024 compared to the prior quarter. The increase is primarily related to higher TASER 10 device volume. The $5.2 million decrease in Cartridge revenue is due to lower international volume of legacy cartridges. Fluctuations in cartridge revenue are generally attributable to customers who are not on cartridge subscriptions plans and periodically purchase in bulk.
Within the Software and Sensors segment, net sales increased $16.0 million, or 5.2%, during the three months ended September 30, 2024 compared to the prior quarter. The increase in the aggregate number of users and increasing adoption of our premium add-on features by our existing customers drove the majority of the increase in Axon Evidence and cloud services revenue of $12.2 million. Axon Body cameras and accessories revenue increased $11.3 million on higher unit sales. Partially offsetting the increases in the Software and Sensors segment was a decrease of $3.8 million in Axon Fleet revenue primarily reflecting lower unit volume.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
The following table presents data from our condensed consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Nine Months Ended September 30,
	2024		2023
Net sales from products	$891,087	59.1%	$707,563	62.6%
Net sales from services	616,294	40.9	422,760	37.4
Net sales	1,507,381	100.0	1,130,323	100.0
Cost of product sales	450,954	29.9	323,808	28.6
Cost of service sales	160,896	10.7	115,054	10.3
Cost of sales	611,850	40.6	438,862	38.8
Gross margin	895,531	59.4	691,461	61.2
Operating expenses:
Sales, general and administrative	514,228	34.1	357,611	31.6
Research and development	307,008	20.4	219,747	19.4
Total operating expenses	821,236	54.5	577,358	51.1
Income from operations	74,295	4.9	114,103	10.1
Interest income, net	31,134	2.1	29,787	2.6
Other income (loss), net	191,510	12.7	(42,569)	(3.7)
Income before provision for income taxes	296,939	19.7	101,321	9.0
Provision for (benefit from) income taxes	55,089	3.7	(17,401)	(1.5)
Net income	$241,850	16.0%	$118,722	10.5%
The following table presents our revenues disaggregated by geography (in thousands):

	Nine Months Ended September 30,
	2024		2023
United States	$1,298,775	86%	$954,023	84%
Other countries	208,606	14	176,300	16
Total	$1,507,381	100%	$1,130,323	100%
International revenue increased compared to the prior year comparable period. The increase was primarily attributable to large hardware orders during the period in our EMEA and Americas regions.

Net Sales
Net sales by product line were as follows (dollars in thousands):

	Nine Months Ended September 30,				Dollar Change	Percent Change
	2024		2023
TASER segment:
TASER Devices (Professional)	$333,815	22.1%	$239,165	21.2%	$94,650	39.6%
Cartridges	181,792	12.1	149,504	13.2	32,288	21.6
Axon Evidence and Cloud Services	40,297	2.7	25,575	2.3	14,722	57.6
Extended Warranties	27,164	1.8	23,463	2.1	3,701	15.8
Other (1)	14,373	1.0	14,460	1.2	(87)	(0.6)
Total TASER segment	597,441	39.7	452,167	40.0	145,274	32.1
Software and Sensors segment:
Axon Body Cameras and Accessories	180,592	12.0	124,066	11.0	56,526	45.6
Axon Fleet Systems	79,620	5.3	99,015	8.8	(19,395)	(19.6)
Axon Evidence and Cloud Services	570,222	37.8	401,281	35.5	168,941	42.1
Extended Warranties	48,651	3.2	40,194	3.6	8,457	21.0
Other (2)	30,855	2.0	13,600	1.1	17,255	126.9
Total Software and Sensors segment	909,940	60.3	678,156	60.0	231,784	34.2
Total net sales	$1,507,381	100.0%	$1,130,323	100.0%	$377,058	33.4%
(1)TASER segment “Other” includes smaller categories, such as VR hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room and Axon Air.
Net sales for the TASER segment increased $145.3 million or 32.1% during the nine months ended September 30, 2024, primarily due to an increase of $94.7 million in TASER devices and $32.3 million in cartridge revenue. The increase is primarily related to increased TASER 10 device and cartridge volumes. The increase in revenue from Axon Evidence and cloud services of $14.7 million was driven by an increase in TASER software. An increase in TASER devices in the field drove the $3.7 million increase in extended warranties, as most of those devices are sold with extended warranties
Net sales for the Software and Sensors segment increased $231.8 million, or 34.2%, during the nine months ended September 30, 2024, as we continued to add users and associated devices to our network. The increase in the aggregate number of users and the growing adoption of our premium add-on features by existing customers drove the majority of the increase in Axon Evidence revenue, totaling $168.9 million, as well as increases in professional services revenue. Axon Body cameras and accessories revenue increased $56.5 million due to higher unit sales. Partially offsetting the increase was a $19.4 million decrease in Axon Fleet systems revenue primarily reflecting lower unit volumes on more normalized deployment timelines. An increase in cameras, docks and Fleet systems in the field drove the $8.5 million increase in extended warranties, as most of those devices are sold with extended warranties. The $17.3 million increase in “Other” revenue was primarily driven by demand for smaller product offerings within the Software and Sensors segment.
Gross Margin
As a percentage of net sales, gross margin for the TASER segment decreased to 57.7% from 61.8% for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily due to increased stock-based compensation expense. Excluding the impacts of stock-based compensation expense, gross margin for the TASER segment is 62.6% for the nine months ended September 30, 2024, compared to 62.1% for the same period in 2023. The increase is primarily due to the investments in automation and cost reduction initiatives.
As a percentage of net sales, gross margin for the Software and Sensors segment decreased to 60.6% from 60.8% for the nine months ended September 30, 2024 and 2023, respectively. Within the Software and Sensors segment, hardware gross margin was 39.6% for the nine months ended September 30, 2024, compared to 45.4% for the same period in 2023. Excluding the impacts of stock-based compensation expense and intangibles amortization, hardware gross margin decreased to 43.3% for the nine months ended September 30, 2024, compared to 45.7% for the same period in 2023 due to inventory reserve charges associated with legacy products in the second quarter of 2024. Service margin increased to 72.7% for the nine months ended September 30, 2024 compared to 71.7% for the same period in 2023. Excluding the impacts of stock-based compensation expense and intangibles amortization, service margin increased to 75.2% for the nine months ended September 30, 2024, compared to 72.8% for the same period in 2023, due to higher software mix and cloud cost efficiencies.
For the nine months ended September 30, 2024, we have seen an increase in stock-based compensation expense within our cost of goods sold as a result of RSUs granted in January 2024 that generally vest in five annual installments from March 2024 through March 2028. These RSUs were granted to employees whose compensation was under a specified threshold, including production-line employees. As previously disclosed in Note 15 to our consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2023, Patrick W. Smith, our Chief Executive Officer, agreed to compensation in a lesser amount than the Compensation Committee of our Board of Directors was otherwise willing to provide so that the Company could instead provide enhanced compensation opportunities to other employees of the Company. If instead he had accepted higher compensation, it would have been reflected in SG&A expenses over a similar period.
Sales, General and Administrative Expenses
SG&A expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2024	2023
Total sales, general and administrative expenses	$514,228	$357,611	$156,617	43.8%
As a percentage of net sales	34.1%	31.6%
Stock-based compensation expense increased $73.8 million in comparison to the prior-year comparable period, which was primarily related to the 2024 Employee XSP and the 2024 CEO Performance Award that were approved by shareholders in the 2024 Annual Meeting of Shareholders and increased headcount.
Salaries, benefits, and bonus expense increased $25.0 million in comparison to the prior-year comparable period, which was primarily attributable to an increase in headcount and higher wages.
Sales and marketing and travel expenses increased $18.9 million in comparison to the prior-year comparable period. The increase was partially attributable to an increase in travel expense of $7.4 million due to higher seasonal travel for company events compared to the prior-year comparable period. Commissions increased $7.9 million as a result of higher revenue.
Professional and consulting expenses increased $13.8 million in comparison to the prior-year comparable period, which was primarily attributable to transaction costs related to the acquisition of Fusus and expected acquisition of Dedrone.
Other SG&A expenses increased $21.7 million in comparison to the prior-year comparable period, which was attributable to an increase of $4.7 million in computer license expenses and an increase of $1.9 million for credit losses. Additionally, the prior-year comparable period had a $3.3 million gain related to insurance proceeds received as a result of storm damages, which did not recur in the current year.
Research and Development Expenses
R&D expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2024	2023
Total research and development expenses	$307,008	$219,747	$87,261	39.7%
As a percentage of net sales	20.4%	19.4%

Salaries, benefits, and bonus expense increased $40.8 million in comparison to the prior-year comparable period, which was primarily attributable to an increase in headcount and higher wages.
Stock-based compensation expense increased $38.0 million in comparison to the prior-year comparable period, which was primarily related to the 2024 Employee XSP that was approved by shareholders in the 2024 Annual Meeting of Shareholders and increased headcount.
Interest Income, Net
Interest income, net, was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Interest income	$36,407	$35,010
Interest expense	(5,273)	(5,223)
Total interest income, net	$31,134	$29,787
Other Income (Loss), Net
Other income (loss), net, was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Realized and unrealized gain (loss) on fair value adjustments of strategic investments, net	$118,538	$(71,916)
Unrealized gain on marketable securities, net	73,620	29,610
Loss on foreign currency transactions, net	(180)	(555)
Other, net	(468)	292
Other income (loss), net	$191,510	$(42,569)
Provision for Income Taxes
Our estimated annual effective income tax rate for 2024, before discrete period adjustments, is 23.3%, which differs from the federal statutory rate primarily due to the impact of state taxes net of federal benefit and executive compensation limitation under IRC Section 162(m) on projected pre-tax income for the year, partially offset by R&D tax credits and a net gain related to an investment transaction not recognized for tax. The effective tax rate was favorably impacted by a net $13.0 million discrete tax benefit associated with net windfalls related to stock-based compensation for RSUs and PSUs that vested, in addition to non-qualified stock options that were exercised during the nine months ended September 30, 2024.
Provision for (benefit from) income taxes and effective tax rates were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Provision for (benefit from) income taxes	$55,089	$(17,401)	$72,490
Effective tax rate	18.6%	(17.2)%	35.8%
Net Income
We recorded net income of $241.9 million for the nine months ended September 30, 2024 compared to net income of $118.7 million for the same period in 2023. Net income per basic share was $3.20 for the nine months ended September 30, 2024 compared to net income per basic share of $1.61 for the same period in 2023. Net income per diluted share was $3.12 for the nine months ended September 30, 2024 compared to net income per diluted share of $1.58 for the comparable period in 2023.

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
•EBITDA (most comparable GAAP measure: Net income) - Earnings before interest expense, investment interest income, income taxes, depreciation and amortization.
•Adjusted EBITDA (most comparable GAAP measure: Net income) - Earnings before interest expense, investment interest income, income taxes, depreciation, amortization, noncash stock-based compensation expense, fair value adjustments to strategic investments and marketable securities, transaction costs related to acquisitions and strategic investments, costs related to antitrust litigation and other unusual, non-recurring pre-tax items that are not considered representative of our underlying operating performance.
•Adjusted gross margin (most comparable GAAP measure: Gross margin) – Gross margin before noncash stock-based compensation expense and amortization of acquired intangible assets.
Although these non-GAAP financial measures are not consistent with GAAP, management believes investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:
•these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our GAAP financial measures;
•these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our GAAP financial measures;
•these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and
•these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q were prepared under a comprehensive set of rules or principles.

EBITDA and adjusted EBITDA reconcile to net income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$67,025	$61,309	$241,850	$118,722
Depreciation and amortization	14,762	8,418	39,326	22,587
Interest expense	1,646	1,762	5,273	5,223
Investment interest income	(12,624)	(12,220)	(36,407)	(35,010)
Provision for (benefit from) income taxes	12,544	10,420	55,089	(17,401)
EBITDA	$83,353	$69,689	$305,131	$94,121

Non-GAAP adjustments:
Stock-based compensation expense	101,780	29,987	251,716	96,228
Unrealized (gain) loss on strategic investments and marketable securities, net	(44,459)	(4,036)	(149,845)	42,306
Realized gain on remeasurement of previously held minority interest, net	—	—	(42,313)	—
Transaction costs related to strategic investments and acquisitions	2,652	495	13,145	1,793
Loss on disposal, abandonment, and impairment of property, equipment and intangible assets, net	—	137	—	317
Insurance recoveries	—	(2,615)	—	(3,404)
Costs related to antitrust litigation	—	71	224	72
Payroll taxes related to 2019 XSPP vesting and 2018 CEO Performance Award option exercises	1,727	201	1,727	8,961
Adjusted EBITDA	$145,053	$93,929	$379,785	$240,394
Adjusted gross margin reconciles to gross margin as follows (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	TASER	Software and Sensors	Total	TASER	Software and Sensors	Total
Gross margin	$134,780	$195,967	$330,747	$101,572	$155,084	$256,656
Stock-based compensation expense	4,808	5,315	10,123	579	1,108	1,687
Amortization of acquired intangible assets	44	2,976	3,020	—	955	955
Adjusted gross margin	$139,632	$204,258	$343,890	$102,151	$157,147	$259,298
Gross margin	60.8%	60.8%	60.8%	62.5%	61.9%	62.1%
Adjusted gross margin	63.0%	63.3%	63.2%	62.8%	62.7%	62.7%

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	TASER	Software and Sensors	Total	TASER	Software and Sensors	Total
Gross margin	$344,478	$551,053	$895,531	$279,353	$412,108	$691,461
Stock-based compensation expense	29,564	18,671	48,235	1,521	3,164	4,685
Amortization of acquired intangible assets	30	8,268	8,298	1	2,188	2,189
Adjusted gross margin	$374,072	$577,992	$952,064	$280,875	$417,460	$698,335
Gross margin	57.7%	60.6%	59.4%	61.8%	60.8%	61.2%
Adjusted gross margin	62.6%	63.5%	63.2%	62.1%	61.6%	61.8%

Liquidity and Capital Resources
Summary

	September 30, 2024	December 31, 2023	Dollar Change
Cash and cash equivalents	$695,144	$598,545	$96,599
Available-for-sale investments	311,570	644,054	(332,484)
Total	$1,006,714	$1,242,599	$(235,885)
Our most significant source of liquidity continues to be funds generated by operating activities and available cash and cash equivalents and short-term investments. In addition, our Credit Agreement of $200.0 million revolving credit facility is available for additional working capital needs or investment opportunities.
We believe we have access to additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. Refer to Note 13 for additional details related to our Credit Agreement and outstanding letters of credit.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30, 2024		Dollar Change
	2024	2023
Operating activities	$158,146	$49,225	$108,921
Investing activities	(48,834)	(40,697)	(8,137)
Financing activities	(12,608)	45,132	(57,740)
Effect of exchange rate changes on cash and cash equivalents	75	(1,201)	1,276
Net increase (decrease) in cash and cash equivalents and restricted cash	$96,779	$52,459	$44,320

Operating activities
Net cash provided by operating activities was $158.1 million for the first nine months of 2024, compared to $49.2 million in the comparable period in the prior year. The $108.9 million increase is due to changes in the following (in thousands):

	Nine Months Ended September 30, 2024		Dollar Change
	2024	2023
Net income	$241,850	$118,722	$123,128
Stock-based compensation	251,716	96,228	155,488
Fair value adjustments on strategic investments and marketable securities, net	(192,158)	42,306	(234,464)
Deferred income taxes	(27,061)	(52,955)	25,894
Inventory and accounts payable	(1,386)	(51,729)	50,343
Receivables and contract assets	(226,759)	(186,614)	(40,145)
Deferred revenue	56,720	103,386	(46,666)
Other, net	55,224	(20,119)	75,343
Net cash provided by (used in) operating activities	$158,146	$49,225	$108,921
Net cash provided by operating activities was $158.1 million for the first nine months ended September 30, 2024 compared to cash provided by operating activities of $49.2 million for the comparable period in the prior year. The net operating cash inflow in the current period was driven by net income of $241.9 million, noncash income statement items totaling $90.2 million, and a decrease of $174.0 million for the net change in operating assets and liabilities. Included in noncash items was $251.7 million in stock-based compensation, an increase of $155.5 million for the comparable period in the prior year. The increase was primarily related to the impacts of the 2024 Employee XSP and the 2024 CEO Performance Award grants along with the enhanced equity compensation opportunities provided to employees with income below a certain threshold. Offsetting the increase in noncash items was $192.2 million in fair value adjustments for the realized and unrealized gains (losses) on our strategic investments and marketable securities. The change in accounts and notes receivable was largely due to increased cash collection efficiency. This was partly offset by the change in deferred revenue due to the timing of billing events. The change in inventory and accounts payable was largely due to advanced raw material purchases for Axon Body 4 and TASER 10 CEDs to support future sales. The change in deferred income taxes was primarily driven by the Flock mark-to-market gain in the first three months ended March 31, 2024 as well as additional tax amortization of intangibles and R&D capitalization, partially offset by additional GAAP expense related to unvested stock compensation.
Investing activities
Net cash used in investing activities was $48.8 million for the nine months ended September 30, 2024 compared to cash used by investing activities of $40.7 million for the comparable period in the prior year. The net investing cash outflow is driven by $237.8 million for our business acquisition, $101.0 million for strategic investments, and $54.0 million for purchases of property and equipment, net of proceeds, partially offset by $858.3 million of proceeds from calls, maturities and sales of available-for-sale investments, less purchases of $514.4 million. This net cash outflow is primarily driven by greater business acquisition and strategic investment activities in the current period, when contrasted with the prior comparable period.
Financing activities
Net cash used in financing activities was $12.6 million for the nine months ended September 30, 2024 compared to cash provided by financing activities of $45.1 million for the comparable period in the prior year. The net financing cash outflow in the current period is driven by the payment of income and payroll taxes on behalf of employees who net-settled stock awards during the period, whereas the net financing cash inflow in the prior comparable period was primarily driven by net proceeds from our ATM offering and cash received from the exercise of stock options where shares were sold to cover the exercise price, partially offset by the payment of income and payroll taxes on behalf of employees who net-settled stock awards during the period.

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
Our significant accounting policies are discussed in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Except as noted below, there have been no significant changes to these policies for the nine months ended September 30, 2024.
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
Stock-Based Compensation
Accounting for our stock-based compensation program requires us to make significant estimates and assumptions, notably those related to our 2024 Employee XSP and 2024 CEO Performance Award. Refer to Note 12 for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “available-for-sale”. We report available-for-sale investments at fair value as of each balance sheet date and record any unrealized gains or losses within accumulated other comprehensive income (loss) as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in interest and other income (expense), net within the condensed consolidated statements of operations. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the condensed consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the condensed consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If we have the intent to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations. Based on investment positions as of September 30, 2024, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.4 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
Additionally, we have access to a $200.0 million line of credit borrowing facility which bears interest at SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net leverage ratio and consolidated interest coverage ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $8.2 million at September 30, 2024. At September 30, 2024, there was no amount outstanding under the line of credit, and the available borrowing under the line of credit was $191.8 million. We have not borrowed any funds under the line of credit since its inception; however, should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The discussion in Note 14 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.
Item 1A. Risk Factors
Risk Factor Summary
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risks we face, which are set forth more fully below.
Strategic Risks
•If law enforcement agencies do not continue to purchase and use our products and services, our growth prospects, operating results and financial condition will be materially adversely affected.
•If our CEDs do not continue to be widely accepted, our growth prospects, operating results and financial condition will be diminished.
•If we are unable to design, introduce, sell and deploy new products or new product features successfully, our business and financial results could be adversely affected.
•We face risks associated with rapid technological change and new competing products.
•Our future success is dependent on our ability to expand sales through direct sales and distributors and our inability to increase direct sales or recruit new distributors would negatively affect our sales.
•Negative publicity could adversely impact sales, which could cause our revenues or operating results to decline.
•Acquisitions of, or investments in, other products, technologies or businesses could disrupt our business, dilute shareholder value, and adversely affect our operating results.
•Our failure to retain executive officers, including Patrick W. Smith, could adversely impact our business.
Operational Risks
•Unavailability of materials or higher costs could adversely affect our financial results.
•Material adverse developments in domestic and global economic conditions, or the occurrence of other sufficiently disruptive world events, could materially adversely affect our revenue and results of operations.
•To the extent demand for our products increases, our future success will be dependent upon our ability to manage our growth and to increase manufacturing production capacity.
•Delays in product development schedules could adversely affect our revenues and cash flows.
•We expend significant resources in anticipation of a sale and may receive no revenue in return.
•Changes in civil forfeiture laws may affect our customers’ ability to purchase our products.
•If our security measures or those of our third-party providers, including cloud storage providers, are breached and unauthorized access is obtained to customers’ data or our data, our network, data centers and service may be perceived as not being secure, customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure and liabilities.
•Catastrophic events could materially adversely affect our business, results of operations and/or financial condition.
•Uncertainty in the development, deployment and use of artificial intelligence (“AI”) in our products and services, as well as our business more broadly, could adversely affect our business and reputation.
•Defects or disruptions in our services could impact demand for our services and subject us to substantial liability.
•Defects in our products could reduce demand for our products or result in product recalls and result in a loss of sales, delay in market acceptance and damage to our reputation.
•Our international operations expose us to additional risks that could harm our business, operating results and financial condition.
•We depend on our ability to attract and retain our key management, sales and technical personnel.
•If we fail to comply with federal, state or local regulations applicable to TASER 10 CEDs, we may be subject to governmental actions or litigation that could materially harm our business.

•Failure to maintain effective internal control over financial reporting, material weaknesses, or significant deficiencies may adversely affect our ability to accurately and timely report our financial condition and results of operations, which may cause investor confidence to diminish and the value of our common stock may decline.
•Our revision of previously issued consolidated financial statements may adversely affect investor confidence and could result in regulatory and litigation risks.
Financial Risks
•An increasing percentage of our revenue is derived from subscription billing arrangements that may result in delayed cash collections and may increase customer credit risk on receivables and contract assets.
•Our gross margin is dependent on a number of factors, including our product mix, cost structure and acquisitions we may make, any of which could cause our gross margin to decline.
•Revenue for our Software-as-a-Service (“SaaS”) products is recognized over the terms of the contracts, which may be several years, and, as such, trends in new business may not be immediately reflected in our operating results.
•Most of our end-user customers are subject to budgetary and political constraints that may delay or prevent sales.
•The open bidding process creates uncertainty in predicting future contract awards.
•We maintain most of our cash balances, some of which are not insured, at two depository institutions.
•Stock transactions may have a material, unpredictable impact on our results of operations and may result in dilution to existing shareholders.
•Our financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.
•Unanticipated changes in our effective tax rate and additional tax liabilities may impact our results of operations and financial condition.
•Our revenues and operating results may fluctuate unexpectedly, which may cause our common stock price to decline.
•Our profitability could suffer from declines in fair value or impairment of our investments, including our strategic investments, and could fluctuate if the fair values of our investments increase.
Legal and Compliance Risks
•We may face personal injury, wrongful death, product liability and other liability claims that harm our reputation and adversely affect our sales and financial condition.
•Other litigation, government inquiries and regulatory actions may result in significant costs and judgments and divert management attention from our business.
•We have in the past and may in the future be subject to intellectual property infringement and other claims, which could incur substantial litigation costs, result in significant damages awards, inhibit our use of certain technologies, and divert management attention from our business.
•If we are unable to protect our intellectual property, the value of our brands and products may decrease and we may lose our competitive market advantage.
•We may be unable to enforce patent rights internationally, which may limit our ability to prevent our product features from being used by competitors in some foreign jurisdictions.
•The use of open-source software in our products, services and technologies may expose us to additional risks and harm our intellectual property rights.
•A variety of new and existing laws and/or interpretations could materially adversely affect our business.
•We are subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.
•Our amended and restated bylaws include exclusive forum provisions that could increase costs to bring a claim, discourage claims or limit the ability of our shareholders to bring a claim in a judicial forum viewed by shareholders as more favorable for disputes.
Risks Related to our Convertible Notes
•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow to pay our substantial debt.
•The conditional conversion feature of the Notes, if triggered, may adversely affect our operating results.
•Conversion of the Notes may dilute the ownership interest of our shareholders or may otherwise depress the price of our common stock.
•Changes in the accounting treatment for the Notes may have a material effect on our reported financial results.
•The 2027 Note Hedge and Warrant transactions may affect the value of the Notes and our common stock.
•We are subject to counterparty risk with respect to the convertible note hedge transactions.

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
Demand for CED products is affected by several factors, many of which are beyond our control, including continued market acceptance of our products by our customers, technological change, and growth or contraction of the economy in general. Additionally, our CEDs and other offerings or products could fail to maintain or attain sufficient customer acceptance for many reasons, including:
•our failure to predict market demand accurately in terms of product functionality and to supply offerings that meet this demand;
•real or perceived defects, errors or failures;
•negative publicity about their performance or effectiveness;
•delays in releasing to the market our improved offerings or enhancements;
•introduction or anticipated introduction of competing products; and
•budget constraints or other limitations for our customers.

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
These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. If we acquire businesses, technologies or products, we may not be able to integrate the acquired personnel, operations, technologies or products successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
•inability to integrate or benefit from acquired products, technologies or businesses in a profitable manner;
•inability to correct or achieve regulatory approvals or certifications;
•exposure to new regulations related to the acquired products, technologies or business that are unexpectedly burdensome, negatively impact existing products, technologies or business or require significant investment in order to achieve compliance;
•unanticipated costs or liabilities associated with the acquisition, including potential liabilities due to litigation, government inquiries and regulatory actions relating to the acquired products, technologies or business and any non-compliance with applicable laws, regulations or contractual requirements;
•potential identified or unknown security vulnerabilities in acquired technologies that expose us to additional security risks or delay our ability to integrate the acquired products into our offerings or recognize the benefits of our investment;
•differences between our values and those of an acquired company, as well as potential disruptions to our workplace culture or how we are perceived by investors;
•incurrence of acquisition-related costs, including costs related to integration activities;
•difficulty integrating the accounting and information systems, operations and personnel of the acquired business;
•inability to augment the acquired technologies and platforms to the levels that are consistent with our brand and reputation;
•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•challenges converting the acquired company’s revenue recognition policies and forecasting the related revenues, including subscription-based revenues and software license revenues;
•potential write-offs of acquired assets or investments and potential financial and credit risks associated with acquired customers;
•difficulty converting the customers of the acquired business onto our platform and contract terms;
•diversion of management’s attention and other company resources;
•harm to our existing business relationships with business partners and customers as a result of the acquisition;
•the potential loss of key employees;
•use of resources that are needed in other parts of our business; and
•use of substantial portions of our available cash to consummate the acquisition.
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
To the extent demand for our products increases significantly in future periods, one of our key challenges will be to increase our production capacity to meet sales demand while maintaining product quality. Our primary strategies to accomplish this include introducing additional shifts, increasing the physical size of our assembly facilities, the hiring of additional production staff and the implementation of additional customized manufacturing automation equipment. As we develop additional products, we may need to bring new equipment online, implement new systems, technology, methods and processes and hire personnel with different qualifications. The costs associated with implementing new manufacturing technologies, methods and processes, including the purchase of new equipment, and any resulting delays, inefficiencies and loss of sales, could harm our financial results. The investments we make in equipment, technologies or personnel may not yield the anticipated labor and material efficiencies, and we may experience difficulty in attracting, integrating and retaining qualified personnel. Our inability to meet any future increase in sales demand or effectively manage our expansion could have a material adverse effect on our revenues, operating results and financial condition.
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
We are building and using systems and tools that incorporate AI-based technologies, including generative AI, for customers and our workforce. For example, Axon makes available a software product, Draft One, which leverages generative AI to draft police report narratives based on auto-transcribed body-worn camera audio. Additionally, beginning in the fourth quarter of 2024, we plan to introduce the Axon AI Era Plan, which will enable customers to subscribe to an expanding set of AI capabilities and features that further harness the power of our connected ecosystem as quickly as we can develop them. We also leverage and expect to continue to leverage AI-based technologies for internal use to drive efficiency in our business operations. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. The development, adoption, integration and use of generative AI technology remains in early stages, and ineffective or inadequate AI or generative AI governance, development, use or deployment practices by us or third parties could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be (or may be perceived to be) based on datasets that are biased or insufficient. In addition, any latency, disruption or failure in our AI systems or infrastructure could result in delays or errors in our offerings. Inadequate governance, testing or quality assurance processes could result in flawed deployments, producing erroneous or harmful outputs, which could damage our reputation and lead to legal liabilities. Thoroughly testing generative AI models is challenging due to their complexity and the unpredictability of their outputs. Developing, testing and deploying resource-intensive AI systems may require additional investment and increase our costs. There also may be real or perceived social harm, unfairness or other outcomes that undermine public confidence in the deployment and use of AI. Furthermore, third parties may deploy AI technologies in a manner that reduces customer demand for our products and services. Any of the foregoing may result in decreased demand for our products and services or harm to our business, financial results or reputation.
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
Our international operations are significant, and we plan to continue growing internationally by acquiring existing entities and/or setting up new legal entities in new markets. In certain international markets, we have limited operating experience and may not benefit from first-to-market advantages or otherwise succeed. Our international operations expose us to other risks, including:
•restrictions on foreign ownership and investments and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States;
•import and export requirements, tariffs, trade disputes and barriers, product certification requirements, sanctions and customs classifications that may prevent us from offering products or providing services in a particular country or obtaining necessary parts and components to manufacture products;
•longer payment cycles in some countries, increased credit risk and higher levels of payment fraud;

•uncertainty regarding liability for our products and services, including uncertainty resulting from local laws and lack of legal precedent; and
•different labor laws and customs, existence of workers’ councils and labor unions, and other challenges caused by distance, language and cultural differences.
In addition, our suite of CEDs is regulated by the U.S. Bureau of Industry and Security and require licenses for export abroad. Changes in U.S. foreign policy, foreign governmental status and evolving international human rights policy objectives may impact Axon’s ability to obtain licenses.
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
Failure to maintain effective internal control over financial reporting, material weaknesses, or significant deficiencies in our internal control over financial reporting may adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may cause investor confidence in our company to diminish and the value of our common stock to decline.
Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these processes may result in errors that may not be, and in the past have not been, immediately detected and could result in a material misstatement or other errors in our consolidated financial statements. Such errors may be more likely to occur when implementing new systems and processes, particularly when implementing evolving and complex accounting rules. The Sarbanes-Oxley Act of 2002 requires, among other things, that as a publicly traded company we disclose whether our internal control over financial reporting and disclosure controls and procedures are effective.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we continually undertake steps to improve our internal control over financial reporting as our business changes, we may not be successful in making the improvements and changes necessary to be able to identify and remediate control deficiencies or material weaknesses on a timely basis. For example, we have from time to time identified significant deficiencies in our internal controls and we identified a material weakness in our internal controls over revenue recognition and the reporting of deferred revenue for the year ended December 31, 2022 that has been remediated as further discussed in “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2023. If we are unable to successfully remediate control deficiencies, including any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments’ covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults under our debt instruments; and our common stock price may decline.

We are revising certain previously issued consolidated financial statements, which may adversely affect investor confidence and could result in stockholder litigation and regulatory actions
The revision of certain of our previously issued financial statements to correct errors related to our historical conclusions of principal vs. agent accounting under ASC 606 may have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes and may raise reputational issues for our business. Such revision may also result in stockholder litigation against us, or adverse regulatory consequences. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.
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
Our gross margin could decline in future periods due to adverse impacts from various factors, including:
•changes in product mix;
•changes in shipment volume;
•increased warranty costs;
•sales discounts;
•entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development;
•our ability to reduce production costs;
•increases in material, labor or other manufacturing-related costs or higher supply chain logistics costs;
•excess inventory and obsolescence charges;
•increased amortization of purchased intangible assets, especially from acquisitions; and
•how well we execute on our strategy and operating plans.
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
Most of our end-user customers are subject to budgetary and political constraints that may delay or prevent sales or result in cancellations or non-renewals of contracts.
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
We maintain the majority of our cash and cash equivalents accounts at two depository institutions. As of September 30, 2024, the aggregate balances in such accounts at these two institutions were $386.8 million. Our balances with these and other institutions regularly exceed Federal Deposit Insurance Corporation insured limits for domestic deposits and various foreign deposit insurance programs covering our deposits in Australia, Belgium, Canada, Finland, France, Germany, India, Italy, the Netherlands, Spain, the United Kingdom and Vietnam.
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
Our revenues and operating results have varied significantly in the past and may vary significantly in the future due to various factors, including:
•budgetary cycles of municipal, state and federal law enforcement and corrections agencies;
•market acceptance of our products and services;
•the timing of large domestic and international orders;
•the outcome of any existing or future litigation;
•adverse publicity surrounding our products, the safety of our products, or the use of our products;
•changes in our sales mix;
•new product introduction costs;
•increased raw material expenses;
•changes in our operating expenses, including stock-based compensation expense;

•changes in foreign currency exchange rates, inflation and interest rates;
•inventory obsolescence;
•changes in warranty reserve;
•existing or future tariffs; and
•regulatory changes that may affect the marketability of our products and services.
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
Additionally, some of our products depend on drones or other unmanned aerial and ground-based systems that operate on the radio spectrum. We have also recently completed the acquisition of the remaining outstanding stock of Dedrone, a market leader in airspace security combining hardware sensors with software to detect, identify, track and mitigate drones. The FCC, the Federal Aviation Administration and other agencies at the federal, state and local levels (as well as in foreign jurisdictions) are beginning to address some of the numerous certification, regulatory and legal challenges associated with drones, but a comprehensive set of standards and enforcement procedures has yet to be developed. Changes to the regulation of drones or other unmanned aerial systems may impact our future financial results.
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
State and local regulation: Our CEDs are controlled, restricted or, less frequently, prohibited by some state and local governments. Other jurisdictions may ban or restrict the sale of our TASER-branded devices or restrict their use through changes to use-of-force laws or regulations, and our product sales may be significantly affected by additional state, county and city governmental regulation. The change in TASER 10 CED’s propulsion design may impact how TASER 10 CED is regulated at the state and/or local level depending on each state’s firearm laws.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
The table below describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended September 30, 2024, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold
Brittany Bagley, Chief Operating Officer and Chief Financial Officer	August 16, 2024	December 31, 2025	6,325
Caitlin Kalinowski, Director	August 20, 2024	December 31, 2025	450
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

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed August 9, 2022)
3.2	Bylaws, as amended and restated (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed December 21, 2023)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL
_______________________________________________________
+Management contract or compensatory plan or arrangement
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	November 7, 2024
		By:	/s/ PATRICK W. SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2024	By:	/s/ BRITTANY BAGLEY
Chief Operating Officer and Chief Financial Officer
(Principal Financial and
Accounting Officer)