Form 10-K
period 2024-12-31
AXON ENTERPRISE, INC.
filed 2025-02-28
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
Commission File Number: 001-16391
_________________________________________________________________
Axon Enterprise, Inc.
(Exact name of registrant as specified in its charter)
_________________________________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	86-0741227 (I.R.S. Employer Identification No.)

17800 North 85th Street	85255
Scottsdale, Arizona	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(480) 991-0797
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.00001 par value per share	AXON	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☒
As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $21.8 billion based on the closing sale price as reported on The NASDAQ Stock Market LLC.
The number of shares of the registrant’s common stock outstanding as of February 24, 2025 was 76,623,266
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareholders to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024 are incorporated by reference into Part III of this Form 10-K.

AXON ENTERPRISE, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. This Annual Report on Form 10-K lists various important factors that could cause actual results to differ materially from historical and expected results, which are set forth more fully in Part I, Item 1A. These factors are intended as cautionary statements for investors within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Readers can find them under the heading “Risk Factors” in this Annual Report on Form 10-K, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
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

Item 1.    Business
Overview
Axon Enterprise, Inc. (“Axon,” the “Company,” “we” or “us”) is a technology leader in global public safety. In 2022, we announced our moonshot goal to cut gun-related deaths between police and the public in the United States in half by 2033.
Axon is building the public safety operating system of the future by integrating a suite of hardware devices and cloud software solutions that not only revolutionize modern policing but also cater to federal agencies, corrections, justice and enterprise-level security needs. Axon’s suite includes cloud-hosted digital evidence management solutions, productivity and real-time operations software, body cameras, in-car cameras, TASER energy devices, drone and robotic security, and training solutions.
Our hardware and software solutions advance our mission to (i) make the bullet obsolete, (ii) reduce social conflict, and (iii) enable a fair and effective justice system. Our products solve some of society's most challenging problems and our mission attracts top talent. We aim to invent and deliver public safety products that progressively make the right things easier and the wrong things harder every day.
Our research & development (“R&D”) investments support continuous innovation on behalf of our customers. Our financial strategy is to build highly recurring, highly profitable businesses and to drive growth through this purposeful product innovation.
Axon’s operations comprise two reportable segments:
1.Software and Sensors: We develop, manufacture and sell fully integrated hardware and cloud-based software solutions that enable law enforcement to capture, securely store, manage, share and analyze video and other digital evidence. Our software offerings also support productivity and real-time operations. The Software and Sensors segment includes the sale of sensors, including body cameras, in-car cameras, other hardware sensors, warranties on sensors, and other products, as well as recurring cloud-hosted software revenue, related non-recurring professional services revenue, and revenue from certain software, including on-premise licenses.
2.TASER: Axon is the market leader in the development, manufacture and sale of conducted energy devices ("CEDs"), which we sell under our brand name, TASER. The TASER segment includes the manufacture and sale of CEDs, batteries, accessories and extended warranties, digital subscription training content, virtual reality ("VR") training content, TASER Evidence.com license revenue, and other professional services tied to TASER and VR deployments.
For further information about our reportable segments and sales by geographic region, refer to Note 1 of Part II, Item 8 of this Annual Report on Form 10-K.
Axon employees are distributed across multiple geographies and report to work via a remote-hybrid model, which leverages both in-person collaboration environments as well as cloud-based software tools that enable remote productivity. Our headquarters in Scottsdale, Arizona and our hubs in Seattle, Washington; San Francisco, California; Boston, Massachusetts; Atlanta, Georgia; and Sterling, Virginia house the majority of our in-person employees located in the United States, including members of our executive management team, and sales, marketing, certain engineering, manufacturing, finance and other administrative support functions. We also have subsidiaries and/or offices located in Australia, Belgium, Canada, Finland, France, Germany, Greece, India, Italy, the Netherlands, Spain, the United Kingdom and Vietnam.
Key Product Category Revenue Drivers: What We Offer
Axon products are generally cloud-connected, designed to drive better outcomes and customer experiences, and sold via mutually reinforcing integrated subscription plans. Our key revenue drivers belong to three broad product categories:
•Software: Axon is building a suite of cloud-based, Software-as-a-Service (“SaaS”) solutions that integrate with our sensors and TASER devices to benefit customers and drive annual recurring revenue, which totaled

$1.0 billion1 as of December 31, 2024. We have many SaaS solutions, which can best be trisected into three categories: digital evidence management, productivity and real-time operations solutions. Axon Evidence is the world’s largest cloud-hosted public safety data repository of public safety video data and other types of digital evidence. Our productivity suite, which includes Axon Records and artificial intelligence ("AI"), is designed to save officers time spent writing reports and doing paperwork. Our real-time operations capabilities, which include Axon Respond, integrates location data, signal alerts and video feeds to provide a complete picture of evolving situations.
•Sensors: Axon devices address many needs, including transparency, real-time situational awareness, and accurate capture and integration of evidence with software workflows. Product categories within sensors include Axon Body cameras, Axon Fleet in-car systems, drones and robotics, and other devices that work with our software. Our software solutions also support an open ecosystem of connected devices produced by other vendors.
•TASER: We develop smart devices, tools and services that support public safety officers in de-escalating situations, avoiding or minimizing use of force and aiding consumer personal protection. These tools include TASER devices, VR training services and consumer devices. Research has shown that TASER devices are the most effective less-than-lethal force option, with the lowest likelihood of injury to officers and assailants. Since our inception in 1993, TASER devices have been adopted by a majority of U.S. state and local law enforcement and are used daily to help keep communities safe. Global adoption of TASER devices remains early and we are expanding into new geographies. Axon VR solutions make public safety training more accessible, relevant and affordable — with the goal of using new immersive VR technologies to better prepare officers for real-life situations in the field.
Sales and Distribution: Who We Sell To and Where We Deliver
We think of our core customers as falling into roughly four categories of funding sources: U.S. state and local governments, the U.S. federal government, international government customers and commercial enterprises. Additionally, the types of customers who find value in our product offerings are expanding beyond law enforcement to include customers such as attorneys, corrections, fire and emergency medical services personnel, commercial enterprise security, frontline enterprise workers, and the U.S. military.
Axon’s sales force and strong customer relationships represent key strategic advantages. The majority of our revenues are generated via direct sales, including our online store, although we do leverage distribution partners and third-party resellers. No customer represented more than 10% of total net sales for the years ended December 31, 2024, 2023 or 2022. As we diversify into new markets, we have been investing in sales personnel and strategic headcount additions to support growth in these markets.
Governmental agencies generally have the ability to terminate our contracts, in whole or in part, for reasons including non-appropriation of funds. We continue to monitor developments in federal government funding.
Resources
Manufacturing and Supply Chain
We perform light manufacturing, final assembly and final test operations at our facilities in Scottsdale, Arizona and own substantially all of the equipment required to develop, prototype, manufacture and assemble our finished products. We have continued to maintain both our ISO 9001 and our ISO 9001:2015 certifications.
We continue to take steps to diversify our supply chain and global manufacturing footprint, which positions us well to manage supply chain disruptions. Material availability has mostly stabilized from prior supply chain challenges while general levels of risk continue to exist in all businesses that manufacture products. Supplier decommitments remain a top
1 Calculated as monthly recurring license, integration, warranty, and storage revenue for the year ended December 31, 2024. Annual recurring revenue is a forward-looking performance indicator that management believes provides more visibility into the growth of our revenue generated by our highest margin, recurring services. Annual recurring revenue should be viewed independently of revenue and deferred revenue because it is an operating measure and is not intended to be combined with or to replace GAAP revenue or deferred revenue, as they can be impacted by contract start and end dates and renewal rates. Annual recurring revenue is not intended to be a replacement or forecast of revenue or deferred revenue.

area of risk. However, we have put programs in place to mitigate this risk. We proactively manage our supply chain down to third tier suppliers to mitigate and overcome material shortages. These actions align to our strategic model to help meet strong product demand while also preparing us to stagger factory work schedules as needed, which enables us to meet compressed build schedules over short periods of time. We continue to adjust strategic inventory levels in both raw materials and finished goods based on areas of risk to mitigate potential supply disruptions.
In light of our broad domestic and international supplier base, we are continuously monitoring our supply chain to manage through potential impacts, identifying alternate shipping and logistic sources, and working with foreign regulators to ensure that our suppliers can provide high quality parts. Despite past supply chain disruptions relating to material shortages and port constraints, we remain focused on actively managing our supply chain by strengthening strategic relationships, securing secondary and alternate sourcing, adjusting build plans, maintaining strategic inventory and utilizing flexible logistics to support growing demand while minimizing customer disruptions.
Even as we continue to expand our second sourcing of materials across our supply chain, we still obtain some unique components from single source suppliers. However, because we own substantially all of the injection molded component tooling used in their production, we believe we could obtain alternative suppliers in most cases with varying levels of interruption. In addition, we also have programs to hold additional raw materials (such as resins, battery components and critical semiconductors) to mitigate supply interruptions and better manage costs. For additional discussion of sources and availability of raw materials, refer to Note 1 in Part II, Item 8 of this Annual Report on Form 10-K.
We offer both limited and extended manufacturer’s warranties on our Axon devices and CEDs. For additional information about our warranties, refer to Note 1 in Part II, Item 8 of this Annual Report on Form 10-K.
Intellectual Property
We protect our intellectual property with U.S. and foreign patents, U.S. and foreign trademark registrations, and U.S. copyright registrations. Our patents and pending patent applications relate to technology used by us in connection with our products. We also rely on international treaties, organizations and laws to protect our intellectual property. As of December 31, 2024, we hold over 330 U.S. patents, over 150 U.S. registered trademarks, over 270 international patents and over 460 international registered trademarks, as well as numerous pending patent and trademark applications.

We continuously assess whether and where to seek formal protection for particular innovations and technologies based on such factors as the commercial significance to our operations and our competitors’ operations in particular countries and regions, our strategic technology or product directions in different countries, and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions. We have the exclusive rights to many Internet domain names, primarily including “Axon.com,” “Evidence.com” and “TASER.com.” We also vigorously protect our intellectual property, including our patents and trademarks against third-party infringement.
We also execute non-disclosure agreements with employees, consultants and key suppliers to help ensure the confidentiality of our trade secrets.
Competition
Sensors — Connected Cameras and Digital Evidence Management Software: The body camera and in-car video/automatic license plate readers industry is highly competitive. Our competition includes 10-8 Video, 365Labs, Axis Communications AB, Digital Ally Inc., Duress, Getac Technology Corporation, Halo Body Cameras, Hikvision, Hytera, IONODES, i-PRO, LensLock Inc., Motorola Solutions, M-View, Oracle, Patrol Eyes, Pinnacle Response, Pro-Vision, Recoda, Reveal Media, Safe Fleet, Utility Associates, Versaterm Inc., WCCTV, Wolfcom Enterprises, Wrap Technologies Inc. and Zepcam B.V., Applied Concepts Inc., Genetec Inc. and Insight LPR.

The market for software solutions to improve public safety agency workflows is both highly fragmented and highly competitive. Our cloud-based digital evidence management system, Axon Evidence, competes with both cloud-based platforms and on-premises based systems designed by third parties or developed internally by an agency's technology staff. Our competition includes FileOnQ, FotoWare, Genetec Inc., IBM, i-PRO, Motorola Solutions, NICE, OpenText Corporation, Oracle, QueTel Corporation, Revir Technologies, Utility Associates and Vidizmo, LLC, among others.
Key competitive factors in this product category include product performance, product features (including live-streaming, GPS tracking and pre-event buffering), battery life, product quality and warranty, total cost of ownership, data security, data and information workflows, company reputation and financial strength, and customer satisfaction and relationships.

Productivity and Real-Time Operations Software — Records Management System (“RMS”) and Axon Fusus: The RMS vertical area is competitive and highly fragmented. We have identified more than 50 software providers, including 365Labs, Beacon Software Solutions Inc., Caliber Public Safety (parent, Harris Computer Systems), Central Square Technologies (formerly Superion, TriTech and Aptean), CivicEye, Core Technology Corporation, CSI Technology Group, EForce Software, Executive Information Services Inc., Hexagon AB, Kologik, LawSoft Inc., Mark43 Inc, Motorola Solutions, Niche Technology Inc., Saab, SmartCop, SOMA Global, Sopra Steria, Southern Software, Sun Ridge Systems Inc. and Tyler Technologies. In addition, not all law enforcement agencies use software for report writing — some still use paper. We believe our network of camera sensors and digital evidence management platform give us a strategic advantage in these product categories. Our Axon Fusus offering competes both with real-time operations platforms that ingest body camera video feeds, like Genetec's Citigraf, Motorola’s CommandCentral Aware and Utility’s Strax Response, Flock Safety’s FlockOS, Hitachi Vantara’s Visualization Platform, and MIDL Technology, as well as platforms that ingest video feeds exclusively from surveillance cameras, like Hexagon's Connect, Live Earth and Spatialitics's GeoShield, among others.

Draft One: The AI-enabled report narrative drafting space is relatively new but fast growing. We have identified a few providers in this space, including Abel, Blueline AI, GovWorx, Karda Analytics, Mark43’s ReportAI, Policereports.ai, and Truleo.
VR De-Escalation Training for Law Enforcement, Corrections and Private Security: Our VR Training platform competes with several other companies in the space who offer simulation scenarios, including simulated training on the use of both lethal and less-than-lethal alternatives. Our competition in this space includes Adaptive VR Ltd., Apex Officer, Hologate GmbH, InVeris Training Solutions Inc., Laser Shot Inc., MILO, OperatorXR, Street Smarts VR, Ti Training Corp, V-Armed, VirTra Inc. and Wrap Technologies, among others.
Key competitive factors in this product category include scale of content library, integration to additional sensors and devices (e.g. haptic suit, TASER), ease of use, visual fidelity and realism, quality of immersion experience (enhanced by capabilities such as eye tracking and speech recognition) and portability.

Axon Air: Our end-to-end drone management software platform competes with a select set of companies in the space who offer drone programs and flight management software solutions. Our competition in this space includes Auterion Ltd., BRINC Drones’ LiveOps, Flock Safety’s Aerodome, Motorola Solutions’ CAPE, Paladin Drones’ Watchtower and Votix, LLC, among others. Key competitive factors in this product category include integration and compatibility with various drone hardware providers and other technology systems used by first responders (e.g., digital evidence management), drone program management and real-time situational awareness capabilities, intuitiveness of the user interface, the level of training and customer support provided (particularly for the drone-as-first-responder use case), the customization and flexibility allowed by the platform to meet specific operational needs and requirements of different customers (e.g., customizable flight restrictions) and the autonomy capabilities provided by the platform (e.g., creation of autonomous missions).
Our indoor tactical drone hardware platform, Sky-Hero, competes with a few other companies in the space, including BRINC, Indoor Robotics, XTEND, and FLIR. Key competitive factors in this product category include variety and weight limits of compatible payloads, battery life and associated flight range, maneuverability and size, autonomy and onboard intelligence (including ability to navigate in GPS denied environments), sensor and imaging technology, durability and robustness of the drone, cost and maintenance required, reliability and security of communication and control systems, the simplicity of the drone piloting user interface and the training required to operate the drones.

Dedrone by Axon: The counter drone space is fast growing and very fragmented. Within it, Dedrone competes with Advanced Protection Systems, Anduril, ApolloShield, ARTSys360, Aselsan, Belgian Advanced Technology Systems, Big Bang Boom Solutions, Bligther Surveillance Systems, BlueHalo, BSS Holland, CACI, Cerbair, Chess Dynamics, DEFSYS, Department 13, D-Fend, DroneDefence, Droneshield, Dynamite Global Strategies, DZYNE Technologies, EDGE, EdgeSource, Elbit Systems, ELT Group, ESG, Fortem Technologies, FN Herstal, General Atomics, Gradiant, Guardion, Havelsan, Hensoldt, Hertz New Technologies, IEC Infrared Systems, Indra, L3 Harris, Leidos, Leonardo DRS, LiveLink Aerospace, Lockheed Martin, Marduk, MBDA, MC2 Technologies, Meteksan Savunma, Metis, MSI Defense Systems, MyDefence, Northrop Grumman, NSO Group, Openworks, QinetiQ, Raytheon, Regulus, Rheinmetall, SAAB, SAIC, SAMI Advanced Electronics, Securiton, Sensofusion, Sentrycs, Sentry View Systems, Skycope, Skylock, Skysafe,

SNC, Sopra Steria, SRC, Teledyne FLIR, Terma, Thales, TRD Systems, UAVOS, Unifly, Vector Solutions, Vigilant Drone Defense, Vorpal, Whitefox Defense, and Zen Technologies, among others.

Key competitive factors in this product category include the breadth and accuracy of detection sensors (e.g., pan-tilt-zoom cameras, radar, and acoustic) and multi-sensor fusion approaches, the chosen methodology for radio frequency-based detection (e.g., RF signature matching or RF demodulation), integration of detection platforms with robust mitigation solutions (e.g., jammers, cyber-takeover, kinetic and high-energy), the capacity to improve detection through scale and continuous exposure to diverse drone makes and models in areas of high drone activity (e.g., urban centers, active war zones) and the seamless interoperability with existing security and defense ecosystems
TASER for Professional Users: Our CEDs compete with a variety of less-than-lethal alternatives to firearms, including rubber bullets or rubber baton rounds, such as those made by Combined Systems, Inc.; pepper spray and pepper spray projectiles, such as those made by Byrna Technologies Inc. (dba Fox Labs), SABRE Corporation and Mace Security International, Inc.; traditional stun guns, such as those made by UZI and Jolt; hand-held remote restraint devices involving a tether, such as those made by Wrap Technologies Inc.; laser dazzlers that cause temporary blindness, such as those made by B.E. Meyers & Co., Inc.; stun grenades, such as those made by Combined Systems, Inc.; long-range acoustic devices, such as those made by Genasys Inc.; and police batons and night sticks, such as those made by Monadnock and Armament Systems and Procedures, Inc. TASER devices offer advanced technology, versatility, portability, effectiveness, built-in accountability systems and low injury rates, which enable us to compete effectively against other less-than-lethal alternatives. TASER devices also offer connectivity to our cloud network, which allows law enforcement agencies and other professional users to more effectively manage their less-than-lethal programs and automate use-of-force reporting.

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
TASER for Personal Safety: In the private citizen space, TASER devices compete with firearms and other less-than-lethal self-defense options such as stun guns and pepper spray-based products. Leading competitors in the less-than-lethal space include Byrna Technologies, Inc., Mace, PepperBall, SABRE, Salt Supply Co. and Vipertek. The TASER StrikeLight competes in the flashlight category, in which there are dozens, if not hundreds, of competitors, including tactical flashlight providers with and without stun gun capabilities.
TASER Bolt and TASER Pulse are not stun guns, and have different capabilities, including neuromuscular incapacitation functionality. The broader market for personal safety and home defense is far-reaching, and categories range from threat detection and accountability (e.g., dash and doorbell cameras), to home security (e.g., home alarms, locks and response services) to personal defense (e.g., firearms, stun guns, TASER devices, pepper spray, tactical flashlights and personal alarms), to personal tracking and emergency notification mobile applications.
The primary benefit of TASER devices is in less-than-lethal incapacitation. Other competitive factors include a device’s cost, effectiveness, safety, ease of use, and available training options.
Non-Axon trademarks are property of their respective owners.
Seasonality
Our business operations are influenced by municipal budget cycles. Additionally, new product introductions can significantly impact the cadence of net sales, product costs and operating expenses. Municipal law enforcement budgets tend to feature a mix of fiscal years that end in either June, September or December, while U.S. federal budget year end is in September. However, historical seasonal patterns, municipal budgets or historical patterns of product introductions should not be considered reliable indicators of our future net sales or financial performance.
Governmental Regulation
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations related to: privacy and data protection, security, retention and deletion; rights of publicity; content; intellectual property; regulation of certain of our CEDs as firearms; advertising; marketing; distribution; electronic contracts and other communications; competition; consumer protection; telecommunications; product liability; taxation; labor and employment; sustainability; economic or other trade prohibitions or sanctions; securities; and online payment services. A number of federal and state legislative proposals in the United States could impose new obligations in areas affecting our business. Foreign laws and regulations can impose different obligations or be more restrictive than those in the United States.
These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. See “Item 1A. Risk Factors – Legal and Compliance Risks” for additional details.
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
Axon body cameras, docks, Axon Fleet vehicle cameras and Axon Signal devices are subject to the FCC’s rules and regulations in the United States, as well as rules and regulations as applicable outside of the United States. These regulations affect our CEDs with Axon Signal technology, including the TASER 7 CED, Signal Performance Power Magazine (“SPPM”), the TASER 10 CED, and future CEDs implementing wireless technology. Compliance with government regulations could increase our operations and product costs and impact our future financial results.
Additionally, some of our products depend on drones or other unmanned aerial and ground-based systems that operate on the radio spectrum. We have also recently started offering hardware sensors combined with software to detect, identify, track and mitigate drones through our acquisition of Dedrone. The FCC, the Federal Aviation Administration and other agencies at the federal, state and local levels (as well as in foreign jurisdictions) are beginning to address some of the numerous certification, regulatory and legal challenges associated with drones, but a comprehensive set of standards and enforcement procedures has yet to be developed. Changes to the regulation of drones or other unmanned aerial systems may impact our future financial results.

Axon and TASER CEDs
For our CED products, we rely on the opinions of the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”), including the determination that a device that does not expel projectiles by the action of an explosive is not classified as a firearm. Changes in laws, regulations, and interpretations outside of our control may result in our products being classified or reclassified as firearms. If this were to occur, our private citizen demand could be substantially reduced because consumers would be required to comply with federal, state or local firearm transfer requirements prior to purchasing our product. For additional details, see “Item 1A. Risk Factors – Legal and Compliance Risks.”
Federal regulation of sales in the United States: The majority of our currently offered CEDs are not classified as firearms regulated by the ATF. However, the ATF regulates the TASER 10 CED as a firearm under the Gun Control Act of 1968 due to a technological advancement specific to the propulsion design of the TASER 10 CED cartridges. In the event we make the TASER 10 CED available to our private citizen and enterprise customers, demand could be substantially reduced as a result of this classification because non-governmental end-users would be required to comply with federal, state or local firearm transfer requirements prior to purchasing the TASER 10 CED. In addition, the implications of such classification on use-of-force standards and regulations could impact our ability to sell the TASER 10 CED to law enforcement and government entities. Because Axon must maintain a federal firearms license to manufacture and sell the TASER 10 CED, we are subject to periodic compliance inspections by the ATF. License violations discovered by the ATF can result in fines, penalties, warning letters or license revocation, leading to disruptions in operations. Further, we are required to administer, track and remit firearm and ammunition excise taxes as applicable.
Our CED products are also subject to testing, safety and other standards by organizations such as the American National Standards Institute, the International Electrotechnical Commission, the National Institute of Standards and

Technology and Underwriters Laboratories. These regulations also affect CEDs with Axon Signal technology, including SPPM technology, and the TASER 7 and TASER 10 battery packs.
Federal regulation of international sales: Our CEDs are considered a “crime control” product by the U.S. Department of Commerce (“DOC”) for export directly from the United States, which requires us to obtain an export license from the DOC for the export of our CED devices from the United States to any country other than Canada. Future products and services may require classifications from the DOC before they may be shipped internationally. Our inability to obtain DOC export licenses or classifications on a timely basis for sales of our products and services to our international customers could significantly and adversely affect our international sales. Although the TASER 10 CED is regulated by the ATF for domestic sales, the DOC has ruled that the product’s unique propulsion design has no impact on its export classification and the export classification of the TASER 10 CED remains consistent with all other TASER CED models.
Federal regulation of foreign national employees: Our CED development and production is also considered controlled “technology” by the DOC and is categorized as a “deemed export” for any foreign national employees exposed to the technology within the United States. Consequently, we must obtain export licenses from the DOC for any deemed export within the United States made to a foreign national employee exposed to the controlled technology. Deemed export licenses are subject to DOC approvals and issued licenses require annual status reports for the stated employees. Inability to obtain proper licensing could curtail our ability to execute R&D and production related to CED technology.
State and local regulation: Our CEDs are controlled, restricted or, less frequently, prohibited by some state and local governments. Other jurisdictions may ban or restrict the sale of our TASER-branded devices, or restrict their use through changes to use-of-force laws or regulations, and our product sales may be significantly affected by additional state, county and city governmental regulation. The change in the TASER 10 CED's propulsion design may impact how the TASER 10 CED is regulated at the state and/or local level depending on each state’s firearm laws.
International regulation of foreign imports and sales: Certain jurisdictions prohibit, restrict or require a permit for the importation, sale, possession or use of our CEDs (and other select Axon products), including in some countries by law enforcement agencies, impacting our international sales opportunities.
U.S. and international regulation of component movements globally: We rely on a global supply chain of components across our product lines with most final assembly occurring in the United States. Export of these components is subject to shifting regulatory landscapes imposed by both foreign and U.S. authorities. Abrupt changes to these regulations can result in delays or interruptions to final product supplies. Additionally, ATF regulation of certain imports of the TASER 10 CED components may impact our supply chain agility.
International regulation of foreign-based operations: We maintain foreign operations in several countries globally for purposes of logistics, selling, general and administrative (“SG&A”) services, and R&D support. Depending on these activities, applicable regulations may include business activity licensing and registration, import permits and recordkeeping, warehousing and storage security and permitting, and government reporting. Any failure to comply with these requirements could impact our ability to sell, support or develop our products and services both internationally and in the United States.
We offer products and services that some jurisdictions determine to be “prohibited” or “controlled” weapons under applicable local arms brokering regulations. Consequently, jurisdictions with such regulations, particularly those that are signatories to the Arms Trade Treaty, can require certain covered groups and our employees to receive weapons brokering licenses. Brokering license issuance and approval is not always guaranteed and is subject to the applicable policy of the approving jurisdiction. Denial or limitations on brokering activity can impact the ability of individual employees to proceed with weapons brokering activity in certain instances.

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
Privacy Regulations
We are subject to various U.S. and foreign laws and regulations associated with the collection, processing, storage and transmission of personally identifiable information and other sensitive and confidential information. This data is wide ranging and relates to our employees, customers and other third parties, including the subjects of law enforcement. Our compliance obligations include those prescribed under laws and regulations that dictate whether, how and under what circumstances we can receive, control, process, hold and/or transfer certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. If one or more of the legal mechanisms for transferring data from other countries to the United States is invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our products and services or adversely affect our financial results. Countries may also pass legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our products and services and expose us to significant penalties for non-compliance. For example, the European Parliament adopted the General Data Protection Regulation, effective May 2018, that extended the scope of European privacy laws to any entity that controls or processes personal data of European Union residents in connection with the offer of goods or services or the monitoring of behavior and imposes compliance obligations concerning the handling of personal data. Further, Vietnam's Personal Data Protection Decree, which entered into force July 1, 2023, applies to organizations (wherever based) so long as they participate in personal data processing in Vietnam. We are also subject to U.S. laws and regulations, including the California Privacy Rights Act, which provides enhanced consumer protections for California residents, a private right of action for data breaches and statutory ﬁnes and damages for data breaches or other California Consumer Privacy Act violations, as well as a requirement of “reasonable” cybersecurity, which could subject us to additional compliance costs as well as potential fines, individual claims, class actions and commercial liabilities.
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
In addition, further environmental or climate change disclosure legislation may be enacted in the jurisdictions in which we operate, including the United States (under federal and state laws) and other countries, the cumulative impact of which could be significant. For example, the European Union’s Corporate Sustainability Reporting Directive and the United Kingdom’s Streamlined Energy and Carbon Reporting introduce additional due diligence and disclosure requirements addressing sustainability that apply or we expect will apply, as applicable, to us over the coming years. Further, in September 2023, California passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, requiring increased climate-related reporting. While currently stayed, the SEC’s recently adopted climate-related reporting requirements, to the extent they become effective, will also require extensive additional disclosure regarding sustainability.
These requirements will, and changes in environmental or climate change disclosure laws, regulations or rules could, lead to increased costs of compliance, including remediations of any discovered issues and changes to our operations. Such changes could include those related to our manufacturing practices and/or product designs, which may be significant and could negatively impact our business, results of operations, financial condition and competitive position. Any failures to comply could result in governmental action, including the imposition of fines, or demands or orders that we modify or cease existing business practices, which could adversely affect our financial results.
Human Capital Resources
Our success depends on the continued service of our employees and on our ability to continue to attract, retain and motivate top talent. To achieve this, we strive to foster a diverse and inclusive environment at Axon, offering equitable opportunities for growth and development, supported by strong compensation and benefits and by programs that build connections between our employees and their communities. Axon’s mission is central to our recruiting and retention efforts.
As of December 31, 2024, we had more than 4,100 full-time employees and more than 870 temporary employees (which include contractors, interns and individual consultants). During 2024, the number of our full-time employees increased by approximately 770 or 23%, primarily in our R&D, operations and sales organizations. Employee growth was further driven by our acquisitions that were completed in the year.
We are committed to providing a comprehensive and competitive total rewards package to attract, motivate, and retain top talent. We review our programs annually to ensure they align with market practices in the industries and countries where we operate. Our global benefits include broad-based stock grants and performance-based bonuses, comprehensive healthcare and retirement benefits, paid parental and family leave, commuter benefits, unlimited paid time off for U.S. exempt employees, and flexible leave options for non-exempt and international employees. Additionally, we provide free access to virtual coaching and therapy through Modern Health, as well as support programs for employees navigating significant life events.
We prioritize career advancement and internal mobility by encouraging employees to explore traditional career paths or pursue cross-functional opportunities that often result in promotions. Employees are supported through structured mentorship and rotational programs, as well as access to self-directed virtual training platforms, role-specific on-the-job learning opportunities, and leadership and technical skill-building workshops. Our focus on development, combined with competitive benefits, enabled us to close the year with a regrettable attrition rate2 of less than 1%, well below our annual goal of 1.5%. Employees reported a higher than 89% satisfaction score for feeling proud to work at Axon during our 2024 employee engagement survey and an 86% satisfaction score on recommending Axon as a great place to work.
2 Regrettable attrition is defined as rolling 12-month attrition of employees rated as top performing in the prior performance rating cycle.

We are committed to maintaining a workplace where all employees feel respected and valued. We hire, evaluate, and promote employees based on merit, skills, and performance, with zero tolerance for harassment, retaliation, violence, or discrimination based on race, color, religion, national origin, gender, sexual orientation, gender identity, gender expression, age, disability, or veteran status. To reinforce this commitment, all employees complete anti-harassment training during onboarding and repeat it annually. Leadership training is provided throughout the year to ensure managers are equipped to address and resolve employee concerns effectively.
Health and Safety
The health and safety of our employees is of utmost importance to us. We conduct regular self-assessments and audits to ensure compliance with our health and safety guidelines and regulatory requirements. Our ultimate goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety programs. We provide protective gear (e.g., eye protection, masks and gloves) as required by applicable standards and as appropriate given employee job duties.
Corporate Information
We were incorporated in Arizona in September 1993 as ICER Corporation. We changed our name to AIR TASER, Inc. in December 1993 and to TASER International, Incorporated in April 1998. In January 2001, we reincorporated in Delaware as TASER International, Inc. and, in April 2017, changed our name to Axon Enterprise, Inc.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed with or furnished to the SEC are available free of charge on our website at http://investor.axon.com as soon as reasonably practicable after we electronically file with or furnish to the SEC such material. We routinely post information that may be important to investors on our website at http://investor.axon.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD).The information on our website, including information about our trademarks, is not incorporated by reference into or otherwise a part of this Annual Report on Form 10-K. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
Item 1A.    Risk Factors
Risk Factor Summary
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risks we face, which are set forth more fully below.
Strategic Risks
•We substantially depend on acceptance of our products and services by law enforcement agencies throughout the world. If law enforcement agencies do not continue to purchase and use our products and services, our business prospects, operating results and financial condition will be materially adversely affected.
•We substantially depend on sales of our CEDs, and if these products do not continue to be widely accepted, our business prospects, operating results and financial condition will be diminished.
•If we are unable to design, introduce, sell and deploy new products or new product features successfully, our business and financial results could be adversely affected.
•We face risks associated with rapid technological change and new competing products.
•Our future success depends on our ability to expand sales through direct sales and distributors and our inability to increase direct sales or recruit new distributors would negatively affect our sales.
•Negative publicity could adversely impact sales, which could cause our revenues or operating results to decline.
•Acquisitions of, or investments in, other products, technologies or businesses could disrupt our business, dilute shareholder value, and adversely affect our operating results.

•We may not successfully manage our growth or plan for future growth.
•We depend on the services of our executive officers, including Patrick W. Smith, our Chief Executive Officer. Our failure to retain executive officers could adversely impact our business.
Operational Risks
•Unavailability of materials or higher costs could adversely affect our financial results.
•Material adverse developments in domestic and global economic conditions, or the occurrence of other sufficiently disruptive world events, could materially adversely affect our revenue and results of operations.
•If demand for our products increases, our future success will depend on our ability to manage our growth and to increase manufacturing production capacity.
•Delays in product development schedules could adversely affect our revenues and cash flows.
•We expend significant resources in anticipation of a sale due to our lengthy sales cycle and may receive no revenue in return.
•If our security measures or those of our third-party providers, including cloud storage providers, are breached, resulting in unauthorized access to our and our customers’ data, it could undermine the confidence in our network, data centers and services, leading to reduced customer use of our products and services and significant legal and financial exposure and liabilities.
•Catastrophic events could materially adversely affect our business prospects, operating results and financial condition.
•Uncertainty in the development, deployment, and use of AI in our products and services, as well as our business more broadly, could adversely affect our business and reputation.
•Defects or disruptions in our services could impact demand for our services and subject us to substantial liability.
•Defects in our products could reduce demand for our products or result in product recalls and result in a loss of sales, delay in market acceptance and damage to our reputation.
•Our international operations expose us to additional risks that could harm our business prospects, operating results and financial condition.
•We depend on our ability to attract and retain our key management, sales and technical personnel.
•Failure to comply with federal, state, or local regulations applicable to our firearm product, the TASER 10 CED, could result in governmental actions or litigation, potentially harming our business prospects, operating results, and financial condition.
•Failure to maintain effective internal control over financial reporting may adversely affect our ability to report our financial condition and operating results in a timely and accurate manner, which may cause investor confidence to diminish and the value of our common stock to decline.
•Our revision of previously issued consolidated financial statements may adversely affect investor confidence and could result in regulatory actions and stockholder litigation.
Financial Risks
•An increasing percentage of our revenue is derived from subscription billing arrangements that may result in delayed cash collections and may increase customer credit risk on receivables and contract assets.
•Our gross margin depends on a number of factors, including our product mix, cost structure and acquisitions we may make, any of which could cause our gross margin to fluctuate.
•Revenue for our SaaS products is recognized over multi-year contract terms, which may delay the reflection of new business in our operating results.
•Most of our end-user customers are subject to budgetary and political constraints, which may delay or prevent sales, result in cancellations, or lead to the non-renewal of contracts.
•The open bidding process introduces uncertainty in securing future contract awards.
•We hold the majority of our cash balances, some of which are not insured, at two depository institutions.

•Stock transactions may have a material, unpredictable impact on our operating results and may result in dilution to existing shareholders.
•Our financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.
•Unanticipated changes in our effective tax rate and additional tax liabilities could adversely affect our operating results and financial condition.
•Our revenue and operating results may fluctuate unexpectedly from quarter-to-quarter, which could impact our stock price.
•Our profitability could suffer from declines in fair value or impairment of our investments, including our strategic investments, and could fluctuate if the fair values of our investments increase.
Legal and Compliance Risks
•We may face personal injury, wrongful death, product liability and other liability claims that harm our reputation and adversely affect our business prospects, operating results and financial condition.
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
•A variety of new and existing laws and/or interpretations could materially and adversely affect our business.
•We are subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance (“ESG”) matters, that could expose us to numerous risks.
•Our amended and restated bylaws include exclusive forum provisions that could increase costs to bring a claim, discourage claims or limit the ability of our shareholders to bring a claim in a judicial forum viewed by shareholders as more favorable for disputes.
Risks Related to our Convertible Notes
•Fulfilling our debt obligations requires significant cash resources, which may exceed our available cash flow.
•The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
•Conversion of the Notes may dilute the shareholder ownership and could depress the price of our common stock.
•Changes in the accounting treatment for the Notes may have a material effect on our reported financial results.
•The 2027 Note Hedge and Warrant transactions may impact the value of the Notes and our common stock.
•We are exposed to counterparty risk with respect to the 2027 note hedge transactions.
Our past financial performance may not be a reliable indicator of our future performance and historical trends should not be used to anticipate our results or trends in future periods because of the following factors and other variables affecting our operating results. You should carefully consider the trends, risks and uncertainties described below and other information in this Annual Report on Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business prospects, financial condition, results of operations or cash flows could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Strategic Risks

We substantially depend on acceptance of our products and services by law enforcement agencies throughout the world. If law enforcement agencies do not continue to purchase and use our products and services, our business prospects, operating results and financial condition will be materially adversely affected.

Our largest customer vertical is U.S. federal, state and local law enforcement. Axon has a customer relationship with a substantial number of federal, state and local law enforcement agencies in the United States. At any point, whether or not related to the performance of our products and services, law enforcement agencies may elect to no longer purchase or use our CEDs or other products and services. For example, we believe that in the past our sales were adversely impacted by negative coverage and publicity surrounding our products and services and their use and this could occur in the future, including as a result of factors beyond our control. If law enforcement agencies no longer purchase our products and services, or materially decrease their purchases, our business prospects, operating results and financial condition will be materially adversely affected.
We substantially depend on sales of our CEDs, and if these products do not continue to be widely accepted, our business prospects, operating results, and financial condition could be diminished.

For the years ended December 31, 2024, 2023 and 2022, we derived a significant portion of our revenues from sales of CEDs and related products and services, whether sold individually or as part of a subscription plan offering. We anticipate that these products will continue to account for a significant portion of our revenue for the foreseeable future. The acceptance of these devices is critical to our business prospects, operating results and financial condition. If we cannot continue to meet customer demands or achieve more widespread market acceptance of these products, our business prospects, operating results, and financial condition will be materially adversely affected.
Demand for CED products is affected by several factors, many of which are beyond our control, including continued market acceptance of our products by our customers, technological change, and growth or contraction of the economy in general. Additionally, our CEDs and other offerings or products could fail to maintain or attain sufficient customer acceptance for many reasons, including:
•our failure to predict market demand accurately, whether as a result of a failure to anticipate demand for product features or functionality or to supply offerings that meet this demand;
•real or perceived defects, errors or failures;
•negative publicity about product performance or effectiveness;
•delays in releasing to the market our improved offerings or enhancements, or defects, errors or failures while releasing such offerings or enhancements;
•real or perceived failure to offer complementary products that enhance the functionality of our offerings;
•introduction or anticipated introduction of competing products; and
•budget constraints or other limitations for our customers.
A decrease in the selling prices of or demand for these products, or their failure to maintain broad market acceptance, would significantly harm our competitive position, business prospects, operating results and financial condition.
If we are unable to design, introduce, sell and deploy new products or new product features successfully, our business and financial results could be adversely affected.

Our future success will likely depend on our ability to develop new products or product features that achieve market acceptance in a timely and cost-effective manner and in a way that is responsive to customer demand. The development of new products and product features is complex, time-consuming and expensive, and we may experience delays or incur significant additional costs in completing the development and introduction of new products. We may choose to carry higher levels of inventory to mitigate the risk of production delays, which may expose us to an increased risk of obsolescence.
We have devoted, and continue to devote, significant resources to develop and deploy SaaS solutions to a large number of customers. If there is a substantial increase of new customers in a small window, we may have difficulty deploying these solutions in a way that meets market demand. Increases in customer demand may require us to change our

IT infrastructure, expand our IT infrastructure or replace our IT infrastructure entirely. Scaling and adapting our IT infrastructure is likely to be complex and require additional technical expertise. If we are required to make any changes to our IT infrastructure, we may incur substantial costs and experience delays or interruptions in our solutions. These delays or interruptions may cause customers to become dissatisfied with our solutions and move to competing providers. Our failure to accommodate increased traffic, increased costs, inefficiencies or failures to adapt to new technologies or customer requirements and the associated adjustments to our IT infrastructure could harm our business prospects, operating results and financial condition.
Additionally, customers’ requirements for these products are complex and varied. If we cannot develop scalable solutions that can be consistently configured for customers with minimal effort or grow and maintain a professional services team that can consistently configure our products to meet the requirements of large numbers of customers in a timely and cost-effective manner, our ability to broadly scale SaaS solutions could be negatively impacted, and our business prospects, operating results and financial condition could be negatively impacted.
We cannot provide any assurance that products that we may develop in the future will achieve market acceptance. If we fail to develop new products or new product features on a timely basis that achieve market acceptance, our business, financial results and competitive position could be adversely affected.
We face risks associated with rapid technological change and new competing products.

The technology associated with law enforcement devices and software receives significant attention and is rapidly evolving. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. In particular, AI and machine learning technologies are rapidly developing and as these technologies are incorporated into our products and the operations of our customers, the pace of change has in the past and may in the future continue to accelerate. Additionally, we expect our products to meet and keep pace with evolving security standards and requirements of our industry and customers, including those of the U.S. federal government and international governments. While we have some patent protection in certain key areas of our Axon devices, CEDs and SaaS technology, new technology may result in competing products that operate outside our patents and could present significant competition for our products, which could adversely affect our business, financial results and competitive position. Additionally, our competitors may develop competing technologies or products with superior features or lower costs, respond quicker to emerging technologies, conduct more extensive marketing campaigns, have greater financial, marketing, manufacturing and other resources, and may be more successful in attracting potential customers, employees and strategic partners. If we cannot compete effectively, our business and financial results could be adversely affected.
Our future success depends on our ability to expand sales through direct sales and distributors and our inability to increase direct sales or recruit new distributors would negatively affect our sales.

Our distribution strategy is to pursue sales through multiple channels primarily through direct sales and independent distributors. We focus on direct sales to larger agencies and our inability to grow sales to these agencies in this manner would materially adversely affect our business prospects, operating results, and financial condition. In addition, our inability to establish relationships with and retain distributors who we believe can successfully sell our products would materially adversely affect our business prospects, operating results, and financial condition. If we do not competitively price our products, meet the requirements of our distributors or end-users, provide adequate marketing support, or comply with the terms of our distribution arrangements, our distributors may fail to aggressively market our products or may terminate their relationships with us. These developments would likely have a material adverse effect on our sales. Our reliance on the sales of our products by others also makes it more difficult to predict our revenue, cash flow, and operating results.
In certain states and foreign jurisdictions, we have chosen to sell directly with law enforcement customers rather than through established distribution channels. However, some of our customers may have strong working relationships with distributors, and we may face resistance to this change. Failure to overcome this resistance and successfully establish direct relationships with our customers could negatively impact sales, or our competitors may be better positioned by continuing to sell through distributors, which could adversely affect our business prospects, operating results and financial condition.
Negative publicity could adversely impact sales, which could cause our revenues or operating results to decline.

Our business depends on the reputation of the Axon brand. If we are unable to maintain the position of the Axon brand, our business may be adversely affected by diminishing the appeal of the brand to our customer base. This could result in lower sales and earnings.
Our reputation and our brands have in the past been, and could in the future be, damaged by negative publicity, whether or not merited or as a result of actions that are within our control. Negative publicity could relate to our company, our brands, our products, our supply chain, our packaging, our employees or any other aspect of our business. We could experience negative publicity (which may be raised by consumer advocacy groups, third-party interest groups, investors, employees or other stakeholders) for a variety of reasons, including as a result of product safety issues, threatened or pending legal or regulatory proceedings, product claims, advertising and promotional practices, sustainability or policy issues, materials sourcing or cybersecurity incidents. Negative publicity that damages one of our brands could be compounded by having an adverse effect on our other brands or our company as a whole.
In addition, unfavorable media or investor and analyst reports related to our industry, company, brand, marketing, personnel, operations, business performance, or prospects may affect our common stock price and the performance of our business, even if the publicity is not directly related to our company or our brands and even if the publicity is not accurate. Furthermore, the speed at which negative publicity is disseminated has dramatically increased through use of electronic communication, including social media outlets, websites and other digital platforms. Alternatively, our employees may knowingly or inadvertently use digital or social media platforms in ways that may not be aligned with out digital or social media strategy and could damage our reputation or our brands. Our success in maintaining and enhancing our brand depends on our ability to adapt to rapidly changing media environments. Adverse publicity or negative commentary from any media outlet could damage our reputation, require us to expend substantial resources to remedy the damage or reduce the demand for our products and services, which would all adversely affect our business and financial results.
Acquisitions of, or investments in, other products, technologies or businesses could disrupt our business, dilute shareholder value, and adversely affect our operating results.

Our business strategy has included, and may continue to include, acquiring or investing in other complementary products, technologies, or businesses. Identifying and negotiating these transactions can be time-consuming, difficult, and expensive. Additionally, our ability to close these transactions has previously, and may in the future, depend on obtaining third-party approvals, such as government regulatory approvals and clearances, which are beyond our control. Consequently, we can make no assurance that these transactions once undertaken and announced, will close.
Acquisitions or investments may present unforeseen operating difficulties and expenses. If we acquire businesses, technologies or products, we may encounter difficulties in successfully integrating the acquired personnel, operations, systems, technologies, or products successfully, or effectively managing the combined business. Anticipated benefits of such transactions may not materialize due to factors such as:
•inability to integrate or profitably benefit from acquired products, technologies or businesses;
•failure to obtain regulatory approvals, clearances or certifications;
•exposure to new regulations related to the acquired products, technologies, or business that are unexpectedly burdensome, negatively impact existing products, technologies or business, or require significant investment in order to achieve compliance;
•unanticipated costs, liabilities, or risks related to the transaction, such as those arising from litigation, government inquiries, regulatory actions;
•identified or unknown security vulnerabilities in acquired technologies that expose us to additional security risks or delay integration;
•cultural misalignment with the acquired company, as well as disruptions to our workplace environment or investor perception;
•unionization or labor organization efforts leading to work stoppages, strikes, or disruptions in business operations;
•incurrence of costs related to the transaction and integration;
•difficulty integrating the accounting and information systems, operations and personnel of the acquired business;
•inability to enhance the acquired technologies and platforms to meet the quality, performance, and brand standards expected by our customers;

•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•challenges aligning the acquired company’s revenue recognition policies and forecasting methods;
•write-offs of acquired assets or investments, credit risks, or other financial impacts associated with acquired customers;
•challenges transitioning acquired customers to our systems, processes, and contractual terms;
•diversion of management’s attention;
•harm to existing business relationships with business partners and customers;
•loss of key employees;
•diversion of critical resources, including substantial portions of available cash, away from other parts of our business;
•shareholder dilution resulting from the issuance of new equity to finance the transaction;
•incurrence of debt on unfavorable terms, repayment difficulties, or significant financial liabilities arising out of the acquisition or investment; and
•exposure to adverse tax consequences, substantial asset depreciation, or deferred compensation expenses.
We cannot assure you that the anticipated benefits of any acquisition or investment will be realized, that projected synergies will materialize, or that we will not be exposed to unknown liabilities or risks. Integrating an acquired technology, asset, or business into our operations can be challenging, complex, and costly, and we cannot assure you that we will be successful or that the anticipated benefits of the acquisitions or investments that we complete will outweigh their costs. If our integration and development efforts are unsuccessful and the anticipated benefits of the acquisitions we complete are not achieved, our business prospects, operating results and financial condition could be adversely affected.
In connection with these types of transactions, we may issue additional equity securities that would dilute our shareholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and values or become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges. These challenges could adversely affect our business prospects, operating results and financial condition.

We may not successfully manage our growth or plan for future growth.

Since our founding in 1993, we have experienced rapid growth. The growth and expansion of our business places a continuous and significant strain on our management, operational, and financial resources. Further growth of our operations to support our customer base, our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. Managing our growth will also require significant expenditures and allocation of valuable management resources, including the challenges of integrating, developing, and motivating a growing employee base in various countries around the world.
In addition, our rapid growth may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business would be harmed.
We depend on the services of our executive officers, including Patrick W. Smith, our Chief Executive Officer. Our failure to retain executive officers could adversely impact our business.

Our future success depends upon our ability to retain executive officers, including Patrick W. Smith, and any failure to do so could adversely impact our new product development, business prospects, operating results and financial condition.
Among other qualifications, Patrick W. Smith is the founder of Axon and brings extensive executive leadership experience in the technology industry, including the management of worldwide operations, sales, service and support as well as technology innovation as an inventor listed on over 50 U.S. patents. Mr. Smith has been instrumental in building the public safety operating system of the future by integrating a suite of hardware devices and cloud-based software solutions that lead to modern policing and help save lives. From the early days of founding the organization to today as a market leader, Mr. Smith’s expertise has brought forth entirely new product categories, including the less-than-lethal TASER de-escalation platform, body cameras and cloud software that modernize public safety.
The loss of any of our senior management, including Patrick W. Smith, could interrupt our ability to execute our business plan, as such individuals may be difficult to replace.
Operational Risks

Unavailability of materials or higher costs could adversely affect our financial results.

We depend on domestic and international suppliers for the delivery of components used in the assembly of our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or sub-assemblies and reduced control over pricing and timing of delivery of components and sub-assemblies, including single or sole-source components used in the manufacture of our products. Specifically, we depend on suppliers of sub-assemblies, machined parts, injection molded plastic parts, printed circuit boards, semiconductors, custom wire fabrications and other miscellaneous custom and off-the-shelf parts for our products. Although we may implement long-term agreements with strategic suppliers to mitigate the risk of supply continuity, disruptions remain possible. Additionally, if our suppliers do not allocate sufficient production, they may decommit from agreed supply levels, or inaccurately forecast demand, we may face reduced access to components and need to secure new suppliers. As the scale of our hardware production increases, we need to accurately forecast, purchase, warehouse and transport components at high volumes to our manufacturing facilities. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, we may incur costs related to unexpected production disruption, storage, transportation, expedite, and write-offs, which may harm our business prospects and financial condition.
The TASER 10 CED presents additional supply chain challenges due to its unique design and regulatory requirements, including, for example, the regulation of imports and exports of certain TASER 10 CED components. We also purchase raw materials for TASER 10 CEDs from a limited number of suppliers, some of which may be subject to market price fluctuations that we may be unable to pass through to our customers. Because of the unique requirements of TASER 10 CEDs, we cannot change suppliers easily. Any delay or interruption in the supply of the raw materials that are used in TASER 10 CEDs could impair our ability to manufacture and deliver TASER 10 CEDs, harm our reputation, or cause a reduction in revenues.
A significant number of our raw materials or components comprise petroleum-based products or incur some form of landed cost associated with transporting the raw materials or components. Our freight and import costs and the timely delivery of our products could be adversely affected by the materialization or re-emergence of a number of factors that could reduce the profitability of our operations, including, for example: higher fuel costs (including increased petroleum prices as a result of, among other things, climate change-related regulations); supply chain shortages; potential port closures or shipping disruptions; customs clearance issues; increased government regulation or regulatory changes for imports of foreign products into the United States and exports from foreign sources; and delays created by war, terrorist attacks or threats, public health issues, national disasters or work stoppages. We are also subject to supply chain disruption if any of our suppliers violate legislation that bans the import of goods based on their method of production, such as using forced labor or sanctioned raw material suppliers. This may also result in negative publicity regarding our production methods, and alleged unethical or illegal practices of any of our suppliers could adversely affect our reputation. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition. For example, there have been and may continue to be disruptions in the semi-conductor supply chain that could negatively impact our ability to make our products.
If significant tariffs or other restrictions continue to be placed on foreign imports by the United States, our sales and results of operations may be harmed. For example, ongoing trade tensions between the United States and China have led to a series of significant tariffs on the importation of certain product categories into the United States over recent years. In retaliation for these tarrifs, China has recently placed restrictions on the export of certain raw materials, including gallium and germanium. Further, President Trump has proposed significantly increased tariffs on foreign imports into the United States, particularly from China, Mexico and Canada. Such tariffs could have a significant impact on our business, particularly the importation of products used in our business that are manufactured outside the United States, or could result in our products exported from the United States being subject to retaliatory tariffs imposed by other countries. We also source certain raw materials from foreign countries, as do some of our suppliers. The implementation of tariffs and trade restrictions as well as changes in trade policies between the United States and such foreign countries could lead to increases in our supply costs and make it more difficult to obtain suppliers and may have an adverse effect on our supply chain from a cost and sourcing perspective. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. Increased tariffs or trade restrictions implemented by the United States could have a material adverse effect on our business prospects, operating results and financial condition.
Material adverse developments in domestic and global economic conditions, or the occurrence of other sufficiently disruptive world events, could materially adversely affect our revenue and results of operations.

Global economic uncertainty continues to pose risks to our business, driven by factors such as ongoing conflicts in Gaza and Ukraine, the volatility of interest rates, high inflation, changes in U.S. immigration policy, an actual recession or fears of a recession, trade policies and tariffs, and geopolitical tensions. Our inability to offset price inflation in our materials, components, shipping or labor through increased prices to customers with long-term fixed-price contracts and formula-based or long-term fixed-price contracts with suppliers could adversely affect our business prospects, operating results and financial condition. Global supply chain and labor market challenges could also negatively affect our and our suppliers’ performance. Interest rate increases have also created financial market volatility and could further negatively impact financial markets, lead to an economic downturn or recession, or have an adverse effect on our financial results. Economic slowdowns can also negatively impact municipal and state tax collections and put pressure on law enforcement budgets, which may increase the risk that our customers will be unable to appropriate funds for existing or future contracts with us. In addition, geopolitical risks could affect our customers’ budgets and policies. These and other factors may adversely affect customer demand and ability to pay, cause decrease in sales, and negatively impact the realizability of our accounts and notes receivable and contract assets.
If demand for our products increases, our future success will depend on our ability to manage our growth and to increase manufacturing production capacity.

A significant increase in demand for our products may require us to expand our production capacity while maintaining product quality. Our primary strategies to meet this challenge include introducing additional shifts, increasing the physical size of our assembly facilities, hiring additional production staff, and implementing additional customized manufacturing automation equipment. As we develop additional products, we may need to bring new equipment online, implement new systems, technology, methods and processes, and hire personnel with different qualifications. The costs associated with implementing new manufacturing technologies, methods and processes, including the purchase of new equipment, and any resulting delays, inefficiencies or loss of sales, could harm our financial results. The investments we make in equipment, technologies or personnel may not yield the anticipated labor and material efficiencies, and we may experience difficulty in attracting, integrating and retaining qualified personnel. Our inability to meet any future increase in sales demand or effectively manage our expansion could have a material adverse effect on our revenues, operating results and financial condition.
Delays in product development schedules may adversely affect our revenues and cash flows.

The development of CEDs, devices, sensors, and software is complex and time-consuming. Achieving market acceptance requires accurately anticipating customer needs and delivering products that adapt to evolving demands in a timely and cost-effective manner. Customers may require product features and capabilities that our current products do not have. If we fail to develop products that satisfy customer requirements, our ability to create or increase demand for our products could be adversely affected.
Without the timely and cost-effective introduction of new products, services, and enhancements, our offerings will likely become less competitive over time, in which case our competitive position and operating results could suffer. New products and services, and enhancements to existing products and services, can require long development and testing periods and significant investment, including substantial R&D, development of different engineering and manufacturing workflows, and adjustments to our data and analytics infrastructure. Our focus on our SaaS platform also presents complex development issues. Significant delays in new product or service releases or problems in creating new products or services could adversely affect our business, growth prospects, operating results, cash flows, and competitive position.

We expend significant resources in anticipation of a sale due to our lengthy sales cycle and may receive no revenue in return.

Before committing to purchase our products, our end-user customers typically consider a wide range of issues such as product benefits, training costs, the cost to use our products in addition to or in place of other products, budget constraints and product reliability, safety and efficacy. Because we sell to various types of non-government and government entities of multiple sizes, including national agencies, state agencies, county agencies and municipal agencies, which can require varying levels of approvals followed by appropriations, the length of our sales cycle may range from a few weeks to as long as several years. Adverse publicity surrounding our products or the safety of such products has in the past, and could in the future, lengthen our sales cycle with customers. We believe that in the past our sales were adversely impacted by negative coverage and publicity surrounding our products or the use of our products. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by potential customers before they place an order. If these potential customers do not purchase our products, we will have expended significant resources and received no revenue in return.
If our security measures or those of our third-party providers, including cloud storage providers, are breached, resulting in unauthorized access to our or our customers’ data, it could undermine confidence in our network, data centers, and services leading to reduced customer use of our products and services and significant legal and financial exposure and liabilities.

Security breaches of our products and services could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ data. Additionally, breaches of our network or data security measures or those of our third-party providers—including cloud storage providers, suppliers and vendors—could disrupt the security of our internal systems and business applications, impair our ability to provide products and services to our customers and protect the privacy of their data, result in product development delays, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise materially adversely affect our business. Supply chain vulnerabilities, such as compromised third-party software, hardware, or components, could further expose our systems to cyber risks which could materially adversely affect our business.
Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, grow more complex over time, and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. The delayed detection of sophisticated threats could allow attackers to remain undetected within our systems for extended periods, increasing the potential damage to our operations, intellectual property, and customer data. Moreover, our security measures and those of our third-party service providers or customers have not in the past and may not in the future immediately detect such security breaches if they occur. Although we have developed systems and processes that are designed to protect our data and user data, to prevent or detect data loss and security breaches, we have been in the past and are likely to remain a frequent target of third-party cybersecurity intrusion attempts and we cannot assure that such measures will provide absolute security. We have in the past and may in the future incur significant costs in protecting against or remediating cyber-attacks.
We also face increasing and evolving disclosure obligations related to cyber and other security events. Despite rigorous processes, we risk failing to meet all our existing or future disclosure obligations or having our disclosures misinterpreted. National security or public safety considerations may also affect, or in limited instances prevent, our public disclosure of a cybersecurity incident in certain circumstances.
We devote significant resources to engineer secure products and ensure security vulnerabilities are mitigated, and we require our third-party service providers to do so as well. Remote-work arrangements may increase our exposure to cyberattacks due to vulnerabilities in unsecured devices, networks, and employee environments. Breaches could occur during transfer of data-to-data centers or at any time, and result in unauthorized physical or electronic access to our or our customers’ data. Third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information to gain access to our data or our customers’ data. Additionally, hackers may develop and deploy viruses, worms and other malicious software programs that attack or gain access to our networks and data centers. Recent developments in the threat landscape include use of AI and machine learning by attackers to automate, enhance, and evade detection during cyberattacks, along with an increased number of cyber extortion and ransomware incidents. These attacks can feature higher financial ransom demands and demonstrate increasing sophistication, including novel ransomware techniques, diverse methodologies, and advance capabilities such as adaptive malware and deepfake-enabled phishing schemes. Increasing socioeconomic and political instability in some countries has heightened these risks. In addition, retaliatory acts by foreign governments in response to Western sanctions could include cyber-attacks that could directly or indirectly impact our operations.
A security breach could expose us to a risk of loss or inappropriate use of proprietary and sensitive data, or the denial of access to this data. A real or perceived security breach could also result in a loss of confidence in the security of our products and services, damage our reputation, disrupt our business, subject us to third-party lawsuits, regulatory fines or investigations or otherwise subject us to legal liability, negatively impact our future sales and significantly harm our business prospects, operating results and financial condition. Even the perception of inadequate security may damage our reputation and negatively affect our ability to win new customers or retain existing customers.
Catastrophic events could materially adversely affect our business prospects, operating results, and financial condition.

A disruption or failure of our systems or operations in the event of a major earthquake, weather event, fire, water shortage, explosion, failure to contain hazardous materials, industrial accident, utility failure, cyber-attack, terrorist attack, public health crisis, pandemic, or other catastrophic event could cause delays in completing sales, providing products and services, or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption of any of our critical operations, or of the capacity, reliability or security of our information technology systems, could harm our ability to conduct normal business activities and our operating results, as well as expose us to claims, litigation and governmental investigations and fines. Such events may also jeopardize employee safety and availability, causing additional delays or operational challenges. In addition, catastrophes may put pressure on federal, state and municipal government budgets, which may increase the risk that our customers will be unable to appropriate funds for existing or future contracts with us. These and other factors may adversely affect customer demand and their ability to pay, cause decrease in sales, and negatively impact the realizability of our accounts receivable and contract assets. Furthermore, service delays or failures during such events could damage our reputation, especially with public safety customers, and erode trust in our ability to deliver reliable solutions during critical times.
Public health emergencies have adversely affected workforces, economies and financial markets globally, and led to an economic downturn in the past and may do so again in the future.
We may also face threats to our physical security, including to our facilities and the safety and well-being of our people. In addition to the potential catastrophic events described above, these threats could involve insider threats, workplace violence, or civil unrest, which could adversely affect our company. Our customers and suppliers face similar risks that, if realized, could also adversely impact our operations. Such acts could cause delays, manufacturing downtime, or other impacts that could detrimentally impact our ability to perform our operations. We could also incur unanticipated costs to remediate impacts and lost business.
If our backup and mitigation plans are insufficient to minimize business disruption, our financial results could be adversely affected. We are continuously monitoring our operations and intend to take appropriate actions to mitigate the risks arising from catastrophic events, but there can be no assurances that we will be successful in doing so.
Uncertainty in the development, deployment, and use of AI in our products and services, as well as our business more broadly, could adversely affect our business and reputation.

We offer systems and tools that incorporate AI-based technologies, including generative AI, for our customers. We also leverage and expect to continue leveraging AI-based technologies for internal use to drive efficiency in our business operations. As with many new and emerging technologies, AI presents numerous risks and challenges to our internal business operations and our customers. For example, unexpected failures or inaccuracies in AI-driven systems could expose our customers to operational risks, particularly in high-stakes use cases such as law enforcement or public safety.
The development, adoption, integration and use of generative AI technology remains in the early stages and consequently, our AI technology may contain material defects or errors. Additionally, ineffective or inadequate AI or generative AI governance, development, use or deployment practices by us or third parties could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be (or perceived to be) based on datasets that are biased or insufficient, a risk raised by the ACLU in a report dated December 10, 2024. Biases in AI models could result in discriminatory outcomes, eroding trust among customers and communities we serve.

Any latency, disruption, or failure in our AI systems, third-party AI systems that we utilize, or infrastructure could cause delays or errors in our offerings. Additionally, inadequate governance, testing, or quality assurance processes could result in flawed deployments, including those that result in physical harm or which produce erroneous or harmful outputs that may damage our reputation and expose us to legal liabilities. Correcting such defects or errors may be costly and time-consuming and could harm our business. Failure to adequately train customers on the use and limitations of AI-driven products could also compound these risks. Thoroughly testing generative AI models is challenging due to their complexity and the unpredictability of their outputs. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. There also may be real or perceived social harm, environmental harm, unfairness or other outcomes that undermine public confidence in the deployment and use of AI. Furthermore, third parties may deploy AI technologies in a manner that reduces customer demand for our products and services. Competitive pressures may also drive rapid AI development or deployment, increasing the risk of releasing inadequately tested or unreliable features. Any of the foregoing may result in decreased demand for our products and services or harm to our business, financial results, or reputation.
The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, particularly in areas of intellectual property, cybersecurity, privacy, and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to our development, deployment and use of AI. Cyber attacks that use AI may also become increasingly frequent and effective. Additionally, third parties that license AI technologies to us may impose unfavorable licensing terms or terminate the licenses altogether, requiring us to seek licenses from alternative sources to avoid disruptions in feature delivery.
Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. In part due to our global scope and law enforcement customer base, we may face heightened scrutiny and regulatory requirements, which could further increase compliance costs and limit our ability to develop, deploy or use our AI solutions or other AI technologies. For example, the AI Act in the European Union imposes compliance requirements on a variety of AI uses by law enforcement, as well as on the companies that develop those products, including us. Other jurisdictions may adopt similar measures in the future. In the future, we may voluntarily or involuntarily initiate recalls if our products are determined by us or a regulatory authority to be noncompliant with applicable laws and regulations. Such recalls, whether voluntary or involuntary, could result in significant expense, supply chain complications, and may harm our brand, business, prospects, financial condition and operating results. Please also see “Operational Risks—Defects in our products could reduce demand for our products or result in product recalls and result in a loss of sales, delay in market acceptance, and damage to our reputation” in Part I, Item 1A of this Annual Report on Form 10-K below for additional information.

We may also face increased scrutiny regarding data privacy and security risks related to the data we use to train and evaluate AI models, as breaches or misuse of this data and associated terms and conditions could expose us to significant liabilities. For example, while we do not use customer data to train AI models today, we do occasionally use data obtained from the Axon Customer Evidence Improvement Program (“ACEIP”) for evaluation and we may use ACEIP data to also train models in the future, while ensuring proper consents and compliance with applicable laws. This approach reflects our commitment to responsible data usage and governance. However, there remains a significant risk in the nature of data used by third-party providers to train the AI models we rely on, including whether such third-party providers have trained AI models on data that they did not have proper consents for. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.
Defects or disruptions in our services could impact demand for our services and subject us to substantial liability.

We rely on third-party cloud service providers located in the United States and other countries to deliver our cloud services. The use of these cloud service providers gives us greater flexibility in efficiently delivering a more tailored, scalable customer experience, but also exposes us to additional risks and vulnerabilities. Lack of availability of this infrastructure could be due to several potential causes such as technical failures, natural disasters, fraud or security attacks that we cannot predict or prevent. Interruptions in our service, or loss or corruption of digital evidence, may reduce our revenue, cause us to issue credits or pay penalties, cause customers to file litigation against us, cause customers to terminate their subscriptions, and adversely affect our renewal rates and our ability to attract new customers.
Our business will also be harmed if our customers and potential customers believe our service is unreliable. Since our customers use our services for important aspects of their operations, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ operations. Additionally, the inability to recover or restore lost or corrupted digital evidence in a timely manner could result in significant reputational damage. This risk is particularly acute for law enforcement and public safety customers, where service reliability is critical, and disruptions could have serious operational or legal consequences. As a result, customers could elect not to renew our services or to delay or withhold payment to us. Delayed resolution of service outages or technical defects could also lead to prolonged dissatisfaction and erosion of customer trust. We could also lose future sales or customers may make warranty or other claims against us, which could result in an increase in our warranty expense, an increase in collection cycles for and decline in the collectability of accounts receivable or in the convertibility of contract assets to cash, and an increase in the expense and risk of litigation.
Defects in our products could reduce demand for our products or result in product recalls and result in a loss of sales, delay in market acceptance, and damage to our reputation.

Complex components and assemblies used in our products may contain undetected defects that could be subsequently discovered at any point in the life of the product. Errors or defects in our products, including software-related errors or defects, may only be discovered after they have been tested, commercialized and deployed. In such event, we may incur significant additional development costs and product recall, repair or replacement costs, or liability for personal injury or property damage caused by such errors or defects. In particular, defects in products designed for public safety or law enforcement use could undermine customer and community trust, erode confidence in our brand, and result in heightened scrutiny or regulatory enforcement. Our reputation or brand may be damaged as a result of these problems and may result in difficulty retaining current customers and securing new contracts. Defects in our products could result in a loss of sales, delay in market acceptance, damage to our reputation and increased warranty costs, which could adversely affect our business, financial results and competitive position.
Additionally, we are subject to the U.S. Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. We could also face challenges with cross-border compliance if products are recalled in multiple jurisdictions, further increasing operational and financial burdens. Under certain circumstances, the Consumer Products Safety Commission or comparable foreign agencies could require us to repurchase or recall one or more of our products. If we were required to remove, or we voluntarily remove, our products from the market, our reputation could be tarnished, and we might have large quantities of finished products that we could not sell. A recall of critical components may also disrupt manufacturing and delay delivery of other products in our portfolio, compounding the adverse effect on our business.
Our international operations expose us to additional risks that could harm our business prospects, operating results, and financial condition.

We have significant international operations and plan to continue growing internationally by acquiring existing entities and setting up new legal entities in new markets. In certain international markets, we have limited operating experience and may not benefit from first-to-market advantages or otherwise succeed. Our international operations expose us to other risks, including:
•restrictions on foreign ownership and investments, along with stringent foreign exchange controls, could limit our ability to repatriate cash earned in countries outside the United States;
•import and export requirements, tariffs, trade disputes, product certification mandates, sanctions, and customs could hinder our ability to offer products or services in certain countries or obtain necessary parts and components to manufacture products;
•longer payment cycles in certain countries, heightened credit risk, and higher instances of payment fraud;
•uncertainty regarding liability for our products and services, including uncertainty resulting from local laws and lack of legal precedent; and
•differing labor laws and customs, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences.
Our suite of products is export-controlled under both United States and international regulatory bodies. Changes in U.S. foreign policy, foreign governmental status and evolving international human rights policy objectives may impact Axon’s ability to obtain licenses for a given destination or customer.
Trade regulations include, among other categories, environmental regulations, climate- and sustainability-related regulations, tax and statutory financial regulations, export and import controls, customs and duties regulations, internal control and disclosure rules, privacy and data protection requirements, anti-corruption laws, and other local laws prohibiting corrupt payments to governmental officials, and competition regulations.
Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our directors, officers, or employees, as well as prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries. They could also materially adversely affect our brand, international growth efforts, ability to attract and retain employees, business, and operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our directors, officers, employees, contractors, or agents will not violate our policies nor that enforcement actions by regulators will be consistent. Furthermore, inconsistent enforcement of local laws and regulations in some jurisdictions may increase compliance uncertainty and risk.
We depend on our ability to attract and retain our key management, sales and technical personnel.

Our success depends upon the continued service of our key management personnel. Although we have entered into employment agreements with our key personnel, including Mr. Smith, these agreements have no specific duration and constitute at-will employment, which means they may terminate their employment with us at any time. Additionally, we do not maintain any key person insurance on any of our officers or employees. Any changes in our senior management team, even in the ordinary course of business, may be disruptive to our business. Such changes may result in a loss of institutional knowledge and cause disruptions to our business. Losing any member of our existing senior management team could also damage key seller relationships, lead to unanticipated replacement, recruitment and training costs, and make it more difficult to operate our business and achieve our business goals. Additionally, if our senior management team fails to work together effectively or execute our plans and strategies on a timely basis as a result of management turnover or otherwise, our business could be harmed.
Our success also depends on our ability to continue to attract, retain and motivate qualified technical employees. Our ability to compete effectively and our future success depends on our continuing to identify, hire, develop, motivate and retain highly skilled personnel. In particular, we compete with many other companies for employees with high levels of expertise in our industry, as well as for skilled engineers (including those with highly sought after experience in fields such as data science or AI), sales, and operations professionals. Job candidates may also be threatened with legal action under agreements with their existing employers if we attempt to hire them, which could impact hiring and result in a diversion of our time and resources. In addition, we are selective in our hiring process which requires significant investment of time and resources from internal stakeholders and management. At times, we have experienced, and we may continue to experience, difficulty in hiring personnel who meet the demands of our selection process and with appropriate qualifications, experience, or expertise, and we may not be able to fill positions as quickly as desired. In addition, our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner.
Restrictive U.S. immigration policies and regulatory changes may also affect our ability to hire, mobilize or retain some of our global talent. Many of our technical personnel are foreign nationals entering the United States on work visas, primarily under the H-1B visa classification. The H-1B visa classification enables U.S. employers to hire qualified foreign nationals in positions that require an education at least equal to a bachelor’s degree. U.S. immigration laws and regulations are subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Future restrictions on the availability of work visas could restrain our ability to acquire the skilled professionals needed to meet our customers’ requirements, which could have a material adverse effect on our business. The scope and impact of these changes remain unclear, however a narrow interpretation and vigorous enforcement of existing laws and regulations could adversely affect the ability of entities with which we subcontract to utilize foreign nationals and/or renew existing foreign national consultants on assignment. There can be no assurance that we will be able to keep or replace all foreign nationals currently employed, or continue to acquire foreign national talent at the same rates as in the past.
In addition, our compensation arrangements, such as our equity incentives, may not always be successful in attracting new employees and retaining and motivating our existing employees. In particular, we may face challenges in hiring personnel, particularly for executive-level engineering talent, whether as a result of competition with other companies or other factors. We have had and expect to continue to have unique equity incentives designed to attract and retain long-term employees. We utilize these plans to align pay and performance and drive shareholder returns while reducing near-term cash expenditures. Our equity incentives and ongoing stock and option grants are subject to having sufficient shares under our stock plan and any new plans or increases in the number of shares available for grant under existing plans must be approved by our shareholders. If we are unable to obtain shareholder approval, we may be unable to attract and retain top talent, including senior executives. Our ability to attract, retain and motivate employees may also be adversely affected by common stock price volatility. The loss of the service of one or more of our key personnel could adversely impact our business prospects, operating results and financial condition.
Failure to comply with federal, state, or local regulations applicable to our firearm product, the TASER 10 CED, could result in governmental actions or litigation, potentially harming our business prospects, operating results, and financial condition.

The TASER 10 CED is primarily regulated by the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”), which regulates the manufacture, sale and import of firearms in the United States primarily under the National Firearms Act of 1934, the Gun Control Act of 1968, and the Firearms Owners’ Protection Act of 1986, which have been amended from time to time.
The ATF conducts periodic audits of our facilities that hold federal firearms licenses. If we fail to comply with ATF rules and regulations, the ATF may limit our activities or growth related to the TASER 10 CED, fine us, or, ultimately, suspend our ability to produce and sell the TASER 10 CED product line. Such audits may also expose operational inefficiencies or create delays that affect production timelines or access to necessary permits. Also, various state and local laws, regulations, and ordinances relating to firearm characteristics, features and sales govern the TASER 10 CED product line. Axon and local distributors must comply with state and local laws, regulations, and ordinances pertaining to firearm and magazine sales in the jurisdictions where the TASER 10 CED is sold. Non-compliance with such laws could expose us to legal liability, reputational harm, and additional costs with remedying violations. Additionally, certain TASER 10 CED components are regulated for import into the United States by the ATF and are subject to ATF import permits that limit Axon’s ability to source from some suppliers leading to a potential decrease in supply chain agility. Supply chain constraints or an inability to source TASER 10 CED components could have a material adverse effect on our business prospects, operating results and financial condition.
Federal and state legislatures frequently consider legislation relating to the regulation of firearms, including the amendment or repeal of existing legislation. Existing laws may also be affected by future judicial rulings and interpretations. These possible changes to existing legislation or the enactment of new legislation may seek to restrict the makeup of a firearm, mandate the use of certain technologies in a firearm, remove existing legal defenses in lawsuits, set minimum age limits to purchase certain firearms, or ban the sale and, in some cases, the ownership of various types of firearms and accessories. In addition, evolving public sentiment or political pressure regarding firearm regulation could impact customer demand for TASER 10 CEDs, especially in jurisdictions with stricter firearm laws. Such restrictions or bans could have a material adverse effect on our business prospects, operating results and financial condition.
Failure to maintain effective internal control over financial reporting may adversely affect our ability to report our financial condition and operating results in a timely and accurate manner, which may cause investor confidence in our company to diminish and the value of our common stock to decline.

Preparing our consolidated financial statements involves many complex manual and automated processes, which depend on individual data input or review and require significant management judgment. The increasing complexity of our operations, including growth in international markets and expansion of product offerings, further heightens the risk of control deficiencies. Acquired businesses may have insufficient internal controls, which may have been identified or unidentifiable during diligence, that could require significant remediation efforts and create additional risks of financial misstatements during integration. One or more of these processes may result in errors that may not be, and in the past have not been, immediately detected and could result in a material misstatement or other errors in our consolidated financial statements. Such errors may be more likely to occur when implementing new systems and processes, particularly when implementing evolving and complex accounting rules. The Sarbanes-Oxley Act of 2002 requires, among other things, that as a publicly traded company we disclose whether our internal control over financial reporting and disclosure controls and procedures are effective.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we continually undertake steps to improve our internal control over financial reporting as our business changes, we may not be successful in making the improvements and changes necessary to be able to identify and remediate control deficiencies or material weaknesses on a timely basis. Our ability to address deficiencies may also be constrained by resource limitations, including access to skilled accounting personnel, particularly during periods of rapid growth or cost pressures. We identified a material weakness in our internal control over financial reporting as of December 31, 2024 related to a failure to design and maintain effective controls related to revenue recognition for our customer contracts. Specifically, we did not design and maintain controls to update our revenue recognition policies to reflect changes in product offerings or terms and conditions of arrangements with customers to ensure revenue was appropriately recognized and disclosed in accordance with U.S. GAAP. We are working to remediate the material weakness as further discussed in Item 9A of this Annual Report on Form 10-K. If we cannot successfully remediate identified control deficiencies, including any current or future material weaknesses in our internal control over financial reporting: the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we could face difficulty forecasting our financial results accurately, impacting decision-making by investors and analysts; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments’ covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults under our debt instruments; and our common stock price may decline.

Our revision of previously issued consolidated financial statements may adversely affect investor confidence and could result in regulatory actions and stockholder litigation.

The revision of certain of our previously issued financial statements to correct errors related to our historical conclusions of principal vs. agent accounting under Accounting Standards Codification, Revenue from Contracts with Customers ("ASC 606") may have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes and may raise reputational issues for our business. Such revision may also result in stockholder litigation against us, or adverse regulatory consequences. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business prospects, operating results and financial condition.
Financial Risks

An increasing percentage of our revenue is derived from subscription billing arrangements that may result in delayed cash collections and may increase customer credit risk on receivables and contract assets.

Our strategy includes maintaining a significant portion of our business through a subscription model, which aligns with the municipal budgeting process of our customers and allows for multiple product offerings to be combined into existing subscriptions. This approach differs from a traditional hardware sale, where the entire hardware payment is commonly invoiced upon shipment, by spreading payments over the subscription or installment period. While this model provides predictable recurring revenue, it impacts liquidity, as cash is received in multiple installments rather than upfront.
We record an estimate of expected credit losses and perform ongoing reviews of trade accounts receivables. However, if we become aware of information related to the creditworthiness of a major customer, or if future actual default rates on receivables in general differ from those currently anticipated, we may have to adjust our expected credit loss reserve. Such adjustments could negatively impact earnings and require additional resources for collections or restructuring customer payment terms. Furthermore, our reliance on municipal and government customers may heighten the risk of delayed payments during periods of political or economic instability, such as government shutdowns or reduced tax revenues. Any of these factors could adversely affect our business prospects, operating results and financial condition.
Our gross margin depends on many factors, including our product mix, cost structure, and acquisitions we may make, any of which could cause our gross margin to fluctuate.

Our gross margin could decline in future periods due to adverse impacts from various factors, including:
•changes in product mix;
•changes in shipment volume;
•increased warranty costs;
•sales discounts;
•expanding into new markets or lower-margin markets, including those with distinct pricing and cost structures, through acquisitions or internal development;
•higher production costs;

•increases in materials, labor, manufacturing, or supply chain logistics;
•excess inventory and obsolescence charges;
•increased amortization of purchased intangible assets, especially from acquisitions; and
•how well we execute on our strategy and operating plans.
Any of these factors could result in significant fluctuations in our gross margin. This variability and unpredictability could lead to our inability to meet internal expectations or those of securities analysts or investors for a particular period. Failure to meet or exceed such expectations for these or any other reasons may adversely affect the market price of our stock.
Revenue for our SaaS products is recognized over multi-year contract terms, which may delay the reflection of new business in our operating results.

Our SaaS revenue is generally recognized ratably over the terms of the contracts, which ranges from one to ten years. As a result, most of the SaaS revenue we report each quarter is the result of agreements entered into during previous quarters. Consequently, current trends, whether positive or negative, may not be fully reflected in our revenue results for several periods, and a decline in new or renewed SaaS contracts in any period may not be immediately reflected in our reported financial results for that period, but could result in a decline in our revenue in future reporting periods. If any of our assumptions about revenue from our SaaS delivery model are incorrect, our actual results could differ materially from those anticipated, estimated, or projected.
Most of our end-user customers are subject to budgetary and political constraints, which may delay or prevent sales, result in cancellations, or lead to the non-renewal of contracts.
A significant portion of our end-user customers are government agencies, which typically lack direct control over their budgets. These budgets are often influenced by legislative processes and political considerations, limiting the agencies' ability to allocate funds as they see fit. There can be no assurance that the economic and political pressures will not adversely affect sales of our products.
Additionally, government procurement processes are often subject to scheduling delays and uncertainties, which can disrupt anticipated sales. Federal agencies, in particular, are vulnerable to broader governmental challenges, such as funding and debt limit constraints, which has previously resulted in government shutdowns, including those in 2018 and 2019, and additional shutdowns narrowly avoided more recently.
While we enter into contracts for the delivery of products and services in the future, and anticipate that these contracts will be completed, if agencies fail to appropriate funds in future year budgets, terminate contracts for convenience, or if other cancellation clauses are invoked, this would prevent us from recognizing anticipated revenue and cash flow. Contracts terminated without cause generally allow us to recover only our incurred costs, committed expenses, and a portion of profits, if any, on the work completed prior to termination. We may or may not be able to recover all the costs incurred during the start-up phase of a terminated contract.
The unexpected termination of significant contracts could result in substantial revenue shortfalls. If these shortfalls are not offset by corresponding reductions in expenses, our financial performance and overall business could be adversely affected. We cannot anticipate if, when, or to what extent our customers might terminate their contracts with us.
The open bidding process introduces uncertainty in securing future contract awards.

Governmental agencies often procure products and services through an open bidding process, which typically involves publishing a list of requirements and soliciting proposals from potential vendors. To compete successfully in these requests for proposals, we must accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations for the proposed customer, and the likely terms of any other third-party proposals submitted. However, we cannot guarantee that we will win future bids or that any winning bids will ultimately result in contracts with favorable terms.
Our contracts typically have fixed terms, with the possibility of extension at the discretion of the contracting entity. When these contracts expire, contracts may be reopened to competing bidders, and there is no guarantee that the contracts will be renewed or extended. In some cases, customers may initiate the bidding processes earlier than expected, resulting in increased competition prior to the anticipated end of contracts. Additionally, many of our contracts with government agencies include termination for convenience provisions that may allow our customers to terminate the contract earlier than their term length.
Failure to secure new contracts, retain existing ones, or negotiate favorable terms through the open bidding process could adversely impact our revenues, profitability, and overall financial performance.
We hold the majority of our cash balances, some of which are not insured, at two depository institutions.

We hold the majority of our cash and cash equivalents accounts at two depository institutions. Our balances with these and other institutions regularly exceed Federal Deposit Insurance Corporation insurance limits for domestic deposits, as well as various foreign deposit insurance programs. For additional discussion, refer to Note 1 in Part II, Item 8 of this Annual Report on Form 10-K.
If any of these depository institutions were to fail (as seen with several U.S. bank failures in spring of 2023), and their assets were insufficient to cover deposits, or if governments did not take action to support deposits exceeding existing insurance limits, we could incur losses related to the uninsured balances. Such losses or delays in accessing funds could materially and adversely affect our liquidity, operating results and financial condition.
Stock transactions may have a material, unpredictable impact on our operating results and may result in dilution to existing shareholders.

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
Changes in the subjective and probability-based assumptions can materially affect the estimates of the fair value of the awards and timing of recognition of stock-based compensation expense and, consequently, the related amount recognized in our consolidated statements of operations and comprehensive income.
As we continue to mature, the incentives to attract, retain and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past. We may also issue equity securities to pay for acquisitions and grant stock-based awards to retain the employees of acquired companies. If we issue significant equity awards to attract additional employees, to retain our existing employees or related to acquisitions, we could incur substantial additional stock-based compensation expense and the ownership of our existing shareholders would be further diluted, which could depress the market price of our stock.
Our financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.

For international customers (whether current or potential) whose contracts are or would be denominated in U.S. dollars, the relative change in local currency values creates relative fluctuations in our product pricing. These changes in international end-user costs may result in lost orders and reduce the competitiveness of our products in certain foreign markets. Additionally, intercompany sales to our non-U.S. dollar functional currency international subsidiaries are transacted in U.S. dollars, which could increase our foreign exchange rate risk caused by foreign currency transaction gains and losses.
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

Unanticipated changes in our effective tax rate and additional tax liabilities could adversely affect our operating results and financial condition.

We are subject to income taxes in the United States and various other jurisdictions. Our effective tax rate could be impacted by changes in statutory tax rates, the geographic distribution of our earnings, and the application of top-up taxes introduced under global minimum tax regulations of the Organization for Economic Co-operation and Development (“OECD”) framework. Our tax expense could also be impacted by changes in non-deductible expenses, excess tax benefits from stock option exercises and RSU vesting, adjustments to the valuation of deferred tax assets and liabilities, the applicability of withholding taxes, and changes in unrecognized tax benefits. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. Our estimates are based on information available to us at the time we prepare the income tax provision.

We are subject to potential tax examinations in multiple jurisdictions. While we regularly evaluate new information to adjust our tax position, there is no guarantee that the outcome of these examinations will not adversely affect our operating results and financial condition.
Our tax provision could also be impacted by changes in U.S. federal, state, local, or international tax laws, including significant tax reforms which target corporate multinationals, and proposals by the current or future administrations.
Additionally, we may be subject to additional tax liabilities due to changes in income-based taxes resulting from changes in U.S. federal, state, local, or foreign tax laws, changes in tax jurisdictions’ administrative interpretations, decisions, policies and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to our business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.
Furthermore, recommendations from the OECD for a global minimum income tax and other changes, are being implemented or considered in jurisdictions where we operate. While we believe enactment of the recommended framework in jurisdictions where we operate will result in minimal impacts to our financial results in the near term, the impact of any new tax legislation may differ materially from our estimates due to future regulatory guidance or changes in our interpretations or assumptions we have made. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Provision for Income Taxes” in Part II, Item 7 of this Annual Report on Form 10-K for additional information.
Our revenue and operating results may fluctuate unexpectedly from quarter-to-quarter, which could impact our stock price.

Several factors, including some beyond our control, may affect our revenue and operating results, potentially causing our common stock price to fluctuate, including:
•budgetary cycles of municipal, state, and federal law enforcement and corrections agencies;
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
•changes in foreign currency exchange rates, inflation, and interest rates;
•inventory obsolescence;
•changes in warranty reserve;

•existing or future tariffs; and
•regulatory changes that may affect the marketability of our products and services.
As a result of these and other factors, we believe that short-term period-to-period comparisons of our operating results may not provide meaningful insights, and our performance in a particular period may not be indicative of our performance in any future period. Additionally, fluctuations in our revenues and operating results could lead to declines in the market price of our common stock.
Our profitability could suffer from declines in fair value or impairment of our investments, including our strategic investments, and could fluctuate if the fair values of our investments increase.

We invest a portion of available funds in a portfolio consisting of securities of various types. Our investments consist of investments in both marketable and non-marketable securities. Investments in marketable securities are measured at fair value on a recurring basis. We generally have elected to apply the measurement alternative for non-marketable securities. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted by observable price changes and we assess for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our future investment income may fall short of expectations due to changes in interest rates, or due to certain inherent risks involved in investments in early-stage privately held companies. For example, we have recognized and may in the future recognize an unrealized loss on an investment if we determine that our carrying amount for an investment without a readily determinable fair value is not expected to be fully recovered, which would cause our earnings performance to suffer from such losses. By contrast, we have recorded and may in the future record an unrealized gain on an investment if we determine the fair value exceeds the carrying amount, which would benefit our earnings performance.
Legal and Compliance Risks

We may face personal injury, wrongful death, product liability and other liability claims that harm our reputation and adversely affect our business prospects, operating results and financial condition.

Third parties often use our CED products in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our CED products may be associated with these injuries. A person, or the family members of a person, injured or killed in a confrontation or otherwise in connection with the use of our products, may bring legal action against us to recover damages on the basis of a number of theories, including wrongful death, personal injury, negligent design, defective product, product performance issues, or inadequate warnings or training. We are currently subject to a number of such lawsuits and have been and may be in the future subject to significant adverse judgments and settlements. We may also be subject to lawsuits involving allegations of criminal misuse of our products. We have no control over how our products are used by our customers or other end-users and cannot ensure they are used consistent with our specifications, design and warnings. While our products are designed to be non-lethal, we cannot guarantee they will be used in a manner consistent with their intended use and any misuse exposes us to litigation, reputational harm and controversy.
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
Similar to product liability claims, we face exposure to class action lawsuits related to the design, performance, safety, pricing or advertising of our products. Such class action lawsuits could also result in substantial monetary judgments, defense costs, business distraction, reallocation of internal resources, injunctions related to the sale of products and reputational harm.
If successful, the aforementioned claims could result in adverse judgments or unfavorable settlements, significant legal expenses, a diversion of management’s attention and resources, and reputational harm. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our business prospects, operating results and financial condition.
Other litigation, government inquiries and regulatory actions may subject us to significant costs and judgments and divert management attention from our business.

We have been and could in the future be involved in numerous other litigation, government inquiries and regulatory matters relating to our products, contracts, employees and business relationships, including litigation against persons or entities we believe have infringed on our intellectual property, infringement litigation filed against us, litigation against a competitor, antitrust litigation, and enforcement actions filed against us. For additional discussion of litigation, refer to Note 13 in Part II, Item 8 of this Annual Report on Form 10-K.
Such matters have resulted, and are expected to continue to result in, substantial costs to us, including in the form of attorneys’ fees and costs, damages, fines or other penalties, whether pursuant to an adverse judgment or settlement, and diversion of our management’s attention, which could adversely affect our business prospects, operating results and financial condition.
We have in the past and may in the future be subject to intellectual property infringement and other claims, which could incur substantial litigation costs, result in significant damages awards, inhibit our use of certain technologies, and divert management attention from our business.

Many companies own intellectual property rights that are directly or indirectly related to public safety technologies. These companies periodically demand licensing agreements or engage in litigation based on allegations of infringement or other violations of their patents, trademarks, copyrights or trade secrets. These companies may also allege that their patents protect features essential to the implementation of particular technical standards. Non-practicing entities may also hold patents that are directly or indirectly related to public safety technologies. These entities may seek compensation for perceived infringement of their patents, including by filing claims against us, independent of the merit of any such claims. As we enter new markets, expand into new product categories, and otherwise offer new products, services and technologies, additional intellectual property claims may be filed against us by these companies, entities and other third parties. Additionally, our use of AI tools in our business may increase the likelihood that third parties will claim that we infringe their intellectual property rights. Intellectual property claims may also be filed against us as our current products, services and technologies gain additional market share.
If our products, services or technologies were found to infringe a third-party’s proprietary rights, we could be forced to discontinue use of the protected technology or enter into costly royalty or licensing agreements to be able to sell our products, services or technologies. Such royalty and licensing agreements may not be available on terms acceptable to us or at all. We could also be required to pay substantial damages, fines or other penalties, indemnify customers or distributors, cease the manufacture, use or sale of infringing products or processes, make proprietary source code publicly available, and/or expend significant resources to develop or acquire non-infringing technologies. Our suppliers may not provide, or we may not be able to obtain, intellectual property indemnification sufficient to offset all damages, fines or other penalties resulting from any claims of intellectual property infringement brought against us or our customers. There is no guarantee that our use of conventional technology searching and brand clearance searching will identify all potential rights holders. Rights holders may demand payment for past infringements and/or force us to accept costly license terms or discontinue use of protected technology and/or works of authorship that may include, for example, photos, videos and software. Our development and sale of software-based products, including that which is related to AI or VR, increases this risk.
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
Our protective measures may prove inadequate for reasons outside of our control. Varying intellectual property laws across countries may lead to differences in protection between such countries. In certain countries in which our products are distributed, the ability to effectively enforce intellectual property rights may not exist. Patent requirements differ by country and certain domestic or international laws may prohibit us from satisfying these requirements, creating a risk that some of our international patents may become unenforceable. Patents for older technologies, such as those first introduced in our TASER M26 CED and TASER X26 CED, have expired or will expire due to statutory limits on patent terms. Despite policies and efforts to maintain secrecy of trade secrets and other confidential information, such information could be compromised by employees, partners or other third parties.
Once established, there is no guarantee that our intellectual property rights will remain in force. Issued patents may be re-examined and subsequently ruled invalid or unenforceable. Our registered trademarks may also be diminished or lost. For example, there is a risk that our “TASER” trademark could become synonymous with the general product category of “conducted energy devices” resulting in claims of genericness that could interfere with our enforcement efforts and create customer confusion as to product source. The right to stop others from misusing our trademarks and service marks in commerce depends, to some extent, on our ability to show evidence of enforcement of our rights against such misuse in commerce. Our efforts to stop improper use, if ineffective, may lead to the loss of trademark and service mark rights, brand loyalty and notoriety among our customers and prospective customers.
Inability to protect our intellectual property could negatively impact our commercial efforts and competitive market advantage. Regardless of the outcome, the prosecution of patent and other intellectual property claims is both costly and time-consuming. Unauthorized use of our proprietary technology could divert our management’s attention from our business and could result in a material adverse effect on our business prospects, operating results and financial position.
We may be unable to enforce patent rights internationally, which may limit our ability to prevent our product features from being used by competitors in some foreign jurisdictions.

Our U.S. patents protect us from imported infringing products coming into the United States from abroad. We have filed applications for patents in foreign countries; however, these may be inadequate to protect markets for our products in these foreign countries. Each patent is examined and granted according to the law of the country where it was filed independent of whether a U.S. patent on similar technology was granted. Certain foreign countries have patent working requirements that require a patent owner to practice a patented invention within the respective country. A patent in a foreign country may be subject to cancellation, forfeiture, compulsory license or other penalty if the claimed invention has not been worked in that country. Meeting the requirements of working an invention differs by country and ranges from sales in the country to manufacturing in the country. U.S. export law, or the laws of some foreign countries, may prohibit us from satisfying the requirements for working the invention, creating a risk that some of our international patents may become unenforceable. In a country in which we do not have a patent or a country in which our patent in that country is unenforceable or unenforced, other companies and makers of similar products may be able to copy our products or features of our products without consequence, thus limiting our ability to capture market share or protect our technology, which could materially harm our business prospects and operating results.
The use of open-source software in our products, services and technologies may expose us to additional risks and harm our intellectual property.

Open-source software is typically freely accessible, usable and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software or require the user of such software to make any derivative works of the open source code available to others on potentially unfavorable terms or at no cost. The terms of many open-source licenses have not been interpreted by courts, and there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products, services and technologies. In that event, we could be required to seek licenses from third parties to continue offering our products, to re-develop our products, to discontinue sales of our products or to release our proprietary software code under the terms of an open-source license, any of which could harm our business. Although we aim to avoid any use of open source software in our products, services and technologies, and otherwise only use open source software available under permissive open source licenses, it is possible that other manners of use, including those that a third-party may allege to be in breach of a corresponding open source license, may have inadvertently occurred in deploying our products, services and technologies. If a third-party software provider has incorporated certain types of open-source software into software we license from such third-party for our products, services and technologies without our knowledge, we could be required to disclose the source code to our products, services and technologies. This could harm our intellectual property position as well as our business prospects, operating results and financial condition.

A variety of new and existing laws and/or interpretations could materially and adversely affect our business.
As detailed in “Item I. Business – Government Regulation” in this Annual Report on Form 10-K, we are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations related to: privacy, data protection, security, retention and deletion; rights of publicity; content; intellectual property; regulation of certain of our CEDs as firearms; advertising; marketing; distribution; electronic contracts and other communications; competition; consumer protection; telecommunications; product liability; taxation; labor and employment; sustainability; economic or other trade prohibitions or sanctions; securities; and online payment services. The introduction of new products and expansion of our activities in certain jurisdictions, including through acquisitions, or other actions that we may take may subject us to additional laws, regulations or other government scrutiny. There are several legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business. In addition, foreign privacy, data protection, content, competition, sustainability and other laws and regulations can impose different obligations or be more restrictive than those in the United States.
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
The cost of compliance with these laws and regulations is high and is likely to increase in the future. Additionally, these laws and regulations, or any associated inquiries or investigations or other government actions, have in the past and may in the future delay or impede the development of new products, result in negative publicity, cause customers to delay purchases, require significant management time and attention, cause us to change our business practices, and subject us to remedies that may harm our business, including civil or criminal liability, such as fines, demands or orders that we modify or cease existing business practices. For additional details, refer to “Item I. Business – Government Regulation.”
We are subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to ESG matters, that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by several governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and the Financial Accounting Standards Board (“FASB”). These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time-consuming and is subject to evolving reporting standards, including the SEC’s recently adopted and stayed climate-related reporting requirements, and similar proposals by other domestic or international regulatory bodies. Foreign governments have also enacted legislation to address ESG issues, such as the UK Modern Slavery Act.
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
Risks Related to our Convertible Notes

Fulfilling our debt obligations requires significant cash resources, and we may not have sufficient cash flow to pay our debt.

As of December 31, 2024, we had $690.0 million in aggregate principal amount outstanding under our 2027 Notes. Our ability to meet our debt obligations, including making our scheduled payments of the principal and interest payments or refinancing our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, and other factors, many of which are beyond our control. If our business fails to generate sufficient cash flow from operations to meet these obligations and fund capital expenditures, we may be required to adopt one or more alternatives, such as asset sales, debt restructuring, or raising additional equity capital, which could involve unfavorable or dilutive terms. Additionally, our ability to refinance our indebtedness will depend on market conditions and our financial standing at such time, which may not be favorable. Failure to engage in any of these activities on desirable terms could result in a default on our debt obligations.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

If the conditional conversion feature of the Notes is triggered, holders of Notes may choose to convert their Notes during specified periods at their discretion. If one or more holders elect to convert their Notes, we would be required to settle any converted principal amount in cash, which could adversely impact our liquidity. Moreover, even if no holders elect to convert their Notes, applicable accounting rules may require that we reclassify all or a portion of the outstanding principal of the Notes to a current liability. Such reclassification would materially reduce our net working capital, potentially affecting our financial flexibility and stability.

Conversion of the Notes may dilute the ownership interest of our shareholders or could depress the price of our common stock.

The conversion of some or all of the Notes could dilute our shareholders’ ownership interests. Upon conversion, we have the option to pay or deliver cash, shares of our common stock, or a combination of both. If we elect to settle the remainder, if any, of our conversion obligation exceeding the principal amount of the Notes with shares of our common stock or a mix of cash and stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Additionally, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the market price of our common stock.
Changes in the accounting treatment for the Notes could have a material effect on our reported financial results.

As of January 1, 2022, we adopted ASU 2020-06, which affects the accounting treatment of the Notes. Accordingly, we do not bifurcate the liability and equity components of the Notes on our consolidated balance sheet and use the if-converted method of calculating diluted earnings per share (“EPS”). Under this method, diluted EPS will generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted EPS. Because the principal amount of the Notes upon conversion is required to be paid in cash, and only the excess is permitted to be settled in shares, the application of the if-converted method will produce a similar result as the treasury stock method prior to the adoption of ASU 2020-06. The effect of the treasury stock method is that the shares issuable upon conversion of such Notes are not included in the calculation of diluted EPS except to the extent that the conversion value of such Notes exceeds their principal amount.
In accordance with ASU 2020-06, the Notes are reflected as a liability on our consolidated balance sheets, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. The issuance costs have been treated as a debt discount for accounting purposes, which are and will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we recognize for the Notes for accounting purposes is greater than the cash interest payments payable on the Notes, thereby resulting in lower reported income.
Future changes made to our accounting standards related to the Notes could have a material effect on our reported financial results.
The 2027 Note Hedge and Warrant transactions may impact the value of the Notes and our common stock.

In connection with the pricing of the Notes, we have entered into 2027 Note Hedge transactions and Warrant Transactions with the option counterparties. The Note Hedge transactions are intended to reduce the potential dilution to our common stock upon any conversion of Notes and offset any cash payments we are required to make in excess of the principal amount of converted Notes. However, the Warrant transactions could have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the Warrants.
Additionally, the option counterparties or their affiliates may modify their hedge positions by entering into or unwinding various derivatives tied our common stock, or by buying or selling our common stock or other securities in secondary market transactions following the pricing of the Notes. These activities could occur prior to the maturity of the Notes, or and in connection with any conversion, redemption, or repurchase of the Notes. Such actions could cause fluctuations in the market price of our common stock, either increasing or decreasing its value.
If any of the Note Hedge and Warrant transactions fail to become effective, counterparties or their affiliates may unwind their hedge positions, which could adversely affect the value of our common stock.
The potential effect of these transactions and activities on the market price of our common stock will depend in part on market conditions and other factors beyond our control, and their impact cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.
We are exposed to counterparty risk with respect to the 2027 Note Hedge transactions.

The option counterparties for the 2027 Note Hedge transactions are financial institutions, and we face the risk that any or all of them might default on their obligations under these transactions. Our exposure to this credit risk is unsecure, as the option counterparties have not secured their obligations by any collateral.
If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure under the 2027 Note Hedge transactions at that time. Our exposure will depend on many factors, including an increase in the market price and volatility of our common stock.
A default by an option counterparty could lead us to suffer adverse tax consequences and result in greater dilution of our common stock than we currently anticipate. We cannot provide assurances as to the financial stability or solvency of the option counterparties, and any default could materially and adversely affect our financial results and shareholder value.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
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
As part of our company-wide culture of security, we maintain a formal cybersecurity and information security program that is aligned with the standards set forth by the International Organization for Standardization (“ISO”), the American Institute of Certified Public Accountants in Systems and Organization Controls 2, the Criminal Justice Information Services, the Federal Risk and Authorization Management Program and the National Institute of Standards and Technology. Our Information Security Team maintains the program, which is designed to ensure proper monitoring, prevention, detection, mitigation and remediation of cybersecurity vulnerabilities, including the prompt investigation and management of all reported or discovered security events, including cybersecurity threats and incidents, in our ordinary course of business.
Our cybersecurity and information security programs are designed to comply with key global financial regulations and cybersecurity laws in the jurisdictions in which we operate. The program includes taking several proactive steps to prepare for attempts to compromise our information systems. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material cybersecurity risks, and protect against, detect and respond to cybersecurity threats and incidents, we undertake the below listed activities:
•closely monitor emerging data protection laws and implement changes to our processes designed to comply;
•undertake regular reviews (at least annually) of our consumer facing and internal policies and statements related to cybersecurity;
•proactively inform our customers of substantive changes related to customer data handling;
•conduct annual information security training for all employees;
•recruit and retain highly skilled cybersecurity professionals, and provide regular training and development opportunities for our cybersecurity and information security employees;
•conduct regular phishing email simulations for all employees and all contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;

•through policy, practice and contract (as applicable), require employees, as well as third parties who provide services on our behalf, to treat customer information and data with care;
•perform due diligence on third-party vendors and, based on our risk assessment, put in place contractual undertakings and oversight to manage and reduce the risks associated with third-party vendors;
•run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our technologies, methods and processes;
•conduct regular risk assessments of our information systems to identify weaknesses, and develop and implement mitigations to improve our cybersecurity and information security program;
•conduct regular security assessments, vulnerability scans, and penetration tests (including by third-party assessment firms) of products systems and internal systems to discover vulnerabilities and apply appropriate mitigations within standardized timelines;
•maintain, implement, evaluate and update our cybersecurity technologies to address threats and vulnerabilities; and
•carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.
Third-Party Monitoring and External Reviews
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
Cybersecurity Management Team
Our cybersecurity and information security program, which includes data privacy, is the responsibility of our Chief Information Security Officer (“CISO”), who oversees our global information security program. Our current CISO has served in various information technology and information security roles over the past 20 years including roles at Netflix, Salesforce and Facebook, and has served as CISO since February 2024. He also has relevant degrees and certifications, including a Master of Science degree in Information Assurance from Iowa State University. The information security program has been built over the last 10 years under the leadership of experienced Information Security professionals.

Our CISO attends quarterly meetings of our Disclosure Committee and provides input on disclosures in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, including the relevant risk factors set forth therein. Our CISO, along with the Information Security Team, also leads our Security Incident Response Team, which is responsible for investigating suspected cybersecurity threats and incidents. In the event of a possibly material cybersecurity incident, the Information Security Team also includes the following executive team members: Corporate General Counsel, Chief Legal Officer, Chief Accounting Officer, Chief Operating Officer & Chief Financial Officer and, to the extent practicable or relevant, other senior executives.
Board of Directors Oversight
As a part of its oversight of the key risks facing Axon, our Board of Directors devotes significant time and attention to data and systems protection, including cybersecurity and information security risk. While the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) reviews any significant legal, compliance or regulatory matters that may have a material impact on our business, financial statements or compliance policies generally, it does so in consultation with our ERC Committee with respect to any such matters that involve cybersecurity, data privacy or information technology. The Chair of our ERC Committee is also a member of our Audit Committee, which facilitates close coordination between the two committees on cybersecurity, data privacy and information technology matters.
Our ERC Committee oversees our overall approach to enterprise risk management, of which cybersecurity is an important component. The ERC Committee and its Chair, in coordination with the Information Security Team and CISO, regularly review the categories of risk the Company faces, including any cybersecurity risk exposures, as well as the likelihood of occurrence, the potential impact of those risks, and the steps management has taken to monitor, mitigate and control such exposures. To facilitate these reviews, the Information Security Team and CISO report at least quarterly to the ERC Committee with respect to cybersecurity risks, including those identified through review of our business, of rising threats in the industry, and of the current state of our cybersecurity and information security program. The ERC Committee makes regular reports to the full Board of Directors regarding updates on cybersecurity and other risks.
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
At this time, we have not identified any risks from known cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial conditions. However, we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. For additional details, refer to Item 1A in Part I of this Annual Report on Form 10-K.

Item 2.    Properties
Our primary corporate headquarters are spread across five facilities and approximately 400,000 square feet in the Phoenix, Arizona metropolitan area. As of December 31, 2024, we had more than 31 leased locations including Phoenix and Scottsdale, Arizona; East Point and Peachtree, Georgia; Seattle, Washington; Boston, Massachusetts; San Francisco, California; Westerville, Ohio; Washington, D.C,; Melbourne and Sydney, Australia; Brussels, Belgium; Daventry and London, England; Tampere, Finland; Dietzenbach and Kassel, Germany; Delhi, India; Amsterdam, Netherlands; Ho Chi Minh City and Hanoi, Vietnam; Athens, Greece; Madrid, Spain; Rome, Italy; Toronto, Canada; and Odense, Denmark. We also own a parcel of land located in Scottsdale, Arizona.

We believe our existing facilities are well maintained and in good operating condition. We also believe we have adequate manufacturing capacity for our existing product lines. To the extent that we continue to grow and introduce new products in the future, we will need to acquire additional facilities to locate the associated production lines. However, we believe we can acquire or lease such facilities on reasonable terms. We continue to make investments in capital equipment as needed to meet anticipated demand for our products.

The majority of our locations support both of our reportable segments, except for our Vietnam, Finland, and Seattle, Washington locations, which primarily support our Software & Sensors segment.
Item 3.    Legal Proceedings
See discussion of litigation in Note 13 included in Part II, Item 8 of this Annual Report on Form 10-K, which discussion is incorporated by reference herein.
Item 4.    Mine Safety Disclosures
None.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is quoted under the symbol “AXON” on The NASDAQ Stock Market LLC
Holders
As of February 24, 2025, there were 203 holders of record of our common stock.
Dividends
To date, we have not declared or paid cash dividends on our common stock. We do not intend to pay cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. The stock repurchase program does not have a stated expiration date. During the year ended December 31, 2024, no common shares were purchased under the program. As of December 31, 2024, $16.3 million remained available under the plan for future purchases.

Stock Performance Graph
The following stock performance graph compares the performance of our common stock to the NASDAQ Composite Index and S&P 500 Index.
The graph covers the period from December 31, 2019 to December 31, 2024. The graph assumes that the value of the investment in our stock and in each index was $100 at December 31, 2019, and that all dividends were reinvested. We do not pay dividends on our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Axon Enterprise, Inc., the NASDAQ Composite Index, and the S&P 500 Index

900
800
700
600
500
400
300
200
100
0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Axon Enterprise, Inc.
NASDAQ Composite
S&P 500

	2019	2020	2021	2022	2023	2024
Axon Enterprise, Inc.	$100.00	$167.21	$214.25	$226.41	$352.44	$810.73
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	223.87
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Index data copyright NASDAQ and Standard and Poor’s, Inc. Used with permission. All rights reserved.
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Part I, Item 1A - Risk Factors” and “Part II, Item 8 - Financial Statements and Supplementary Data.” The various sections of our MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. The tables in the MD&A sections below are derived from exact numbers and may have immaterial rounding differences.
Our MD&A discusses our results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023. For a discussion and analysis of the year ended December 31, 2023 as compared to the year ended December 31, 2022, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.
Overview
Axon is building the public safety operating system of the future by integrating a suite of hardware devices and cloud software solutions that not only revolutionize modern policing but also cater to federal agencies, corrections, justice and enterprise-level security and safety needs. Axon’s suite includes cloud-hosted digital evidence management solutions, productivity and real-time operations software, body cameras, in-car cameras, TASER energy devices, robotic security and training solutions. Axon’s growing global customer base includes first responders across international, federal, state, and local law enforcement, fire, corrections, and emergency medical services, as well as the justice sector, commercial enterprises, and consumers.

Our revenues for the year ended December 31, 2024 were $2.1 billion, an increase of $521.8 million, or 33.4%, from the comparable period in the prior year. We had income from operations of $58.5 million, compared to $156.9 million for the same period in the prior year. Gross margin dollars increased $285.9 million but decreased as a percentage of revenue to 59.6% from 61.2% compared to the same period in the prior year. The decrease was primarily driven by higher stock-based compensation expense and amortization of acquired intangibles. Excluding the impacts of stock-based compensation expense and intangibles amortization in costs of goods sold, adjusted gross margin increased to 63.2% for the year ended December 31, 2024, compared to 61.8% for the same period in the prior year, primarily due to an increased mix of high-margin Axon Cloud & Services revenue and investments in TASER automation and cost-reduction initiatives. Operating expenses increased $384.2 million, reflecting an increase in salaries, benefits, and stock-based compensation expenses, as well as an increase in professional and consulting expenses related to transaction costs. For the year ended December 31, 2024, we recorded net income of $377.0 million which included net realized and unrealized gains on fair value adjustments of strategic investments of $162.9 million, a net unrealized gain on marketable securities of $120.3 million, and interest income, net of $36.6 million. Net income of $175.8 million for the comparable period in the prior year reflected net unrealized losses of $80.5 million related to impairment and observable price changes for our existing investments and related warrants, interest income, net of $42.1 million, and a net unrealized gain of $38.7 million on marketable securities.

Certain prior period amounts previously reported on our consolidated financial statements have been revised to correct for immaterial errors, as described in Note 1, Note 23 and Note 24 included in Part II, Item 8 of this Annual Report on Form 10-K.

Additionally, in Q1 2025 we approved a plan to realign our business to better reflect our continued growth and expansion of product, software and service offerings. Previously reported within two reportable segments, TASER and Software and Sensors, we will prospectively reorganize our business in a manner that provides increased transparency and distinction between our hardware and software and services components. As a result of the reorganization, effective with the first quarter of fiscal year 2025, our financial results will be reported in two reportable segments, Connected Devices and Software & Services, which our CODM will use to regularly review information, allocate resources and assess performance. Connected Devices will include hardware products, such as CEDs, body cameras, and drones. Software & Services will include products that integrate with our suite of connected devices, such as Axon Evidence, RMS and other cloud services.

We are currently assessing the impact of this change on our financial reporting and related segment disclosures. We intend to recast prior period segment information to conform to the new reporting structure, as necessary, to ensure consistency and comparability across reporting periods.
Results of Operations
The following table presents data from our consolidated statements of operations as well as the percentage relationship to total net sales of items included in our statements of operations (dollars in thousands):

	Year Ended December 31,
	2024		2023
Net sales from products	$1,221,292	58.6%	$964,002	61.8%
Net sales from services	861,234	41.4	596,697	38.2
Net sales	2,082,526	100.0	1,560,699	100.0
Cost of product sales	618,136	29.7	447,708	28.7
Cost of service sales	223,010	10.7	157,538	10.1
Cost of sales	841,146	40.4	605,246	38.8
Gross margin	1,241,380	59.6	955,453	61.2
Selling, general and administrative	741,247	35.6	494,884	31.7
Research and development	441,593	21.2	303,719	19.5
Total operating expenses	1,182,840	56.8	798,603	51.2
Income from operations	58,540	2.8	156,850	10.0
Interest income, net	36,595	1.8	42,112	2.7
Other income (loss), net	286,369	13.8	(41,901)	(2.7)
Income before provision for income taxes	381,504	18.3	157,061	10.1
Provision for (benefit from) income taxes	4,470	0.2	(18,722)	(1.2)
Net income	$377,034	18.1%	$175,783	11.3%
The following table presents our revenues disaggregated by geography (dollars in thousands):

	Year Ended December 31,
	2024		2023
United States	$1,775,194	85%	$1,335,516	86%
Other countries	307,332	15	225,183	14
Total	$2,082,526	100%	$1,560,699	100%
International revenue increased as a percentage of revenue compared to the prior year, primarily driven by increased sales in our Americas region (i.e., Central America, South America, and Canada).

Net Sales
Net sales by product line were as follows (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2024		2023
TASER segment:
TASER Devices (Professional)	$453,055	21.8%	$333,923	21.4%	$119,132	35.7%
Cartridges	246,766	11.8	193,285	12.4	53,481	27.7
Axon Evidence and Cloud Services	54,913	2.6	35,680	2.3	19,233	53.9
Extended Warranties	37,515	1.8	31,689	2.0	5,826	18.4
Other (1)	26,424	1.3	18,933	1.2	7,491	39.6
TASER segment	818,673	39.3	613,510	39.3	205,163	33.4
Software and Sensors segment:
Axon Evidence and Cloud Services	808,256	38.8	566,003	36.3	242,253	42.8
Axon Body Cameras and Accessories	246,855	11.9	183,023	11.7	63,832	34.9
Axon Fleet Systems	104,890	5.0	121,842	7.8	(16,952)	(13.9)
Extended Warranties	66,141	3.2	55,154	3.5	10,987	19.9
Other (2)	37,711	1.8	21,167	1.4	16,544	78.2
Software and Sensors segment	1,263,853	60.7	947,189	60.7	316,664	33.4
Total net sales	$2,082,526	100.0%	$1,560,699	100.0%	$521,827	33.4%
(1)TASER segment “Other” includes smaller categories, such as VR hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room, Axon Air, partners' contra-revenue and other sensors and equipment.
Net sales for the TASER segment for the year ended December 31, 2024 increased $205.2 million, or 33.4%, as compared to the prior year, primarily due to an increase of $119.1 million in TASER devices and an increase of $53.5 million in cartridge revenue. The increase is primarily related to continued adoption of our newest device, TASER 10. The increase in revenue from Axon Evidence and cloud services of $19.2 million was driven by an increase in the number of cloud-connected TASER devices in the field and software revenue tied to our VR solution. An increase in TASER devices in the field drove the $5.8 million increase in extended warranties, as most of those devices are sold with extended warranties. The $7.5 million increase in "Other" revenue is primarily driven by increased VR hardware volume.
Net sales for the Software and Sensors segment for the year ended December 31, 2024 increased $316.7 million, or 33.4%, as compared to the prior year, as we continued to add users and associated devices to our network. The increase in the aggregate number of users and growing adoption of our premium add-on features by existing customers drove the majority of the increase in Axon Evidence and cloud services revenue of $242.3 million. Axon Body cameras and accessories revenue increased $63.8 million due to higher unit sales. Partially offsetting the increase was a $17.0 million decrease in Axon Fleet systems revenue reflecting lower unit volumes on more normalized deployment timelines. An increase in cameras and docks in the field drove the $11.0 million increase in extended warranties, as most of those devices are sold with extended warranties. The $16.5 million increase in “Other” revenue was primarily driven by demand for other product offerings within the Software and Sensors segment.
Gross Margin
As a percentage of net sales, gross margin for the TASER segment decreased to 58.6% from 60.6% for the years ended December 31, 2024 and 2023, respectively. The decrease was primarily due to increased stock-based compensation expense. Excluding the impacts of stock-based compensation expense, adjusted gross margin for the TASER segment is

62.9% for the year ended December 31, 2024, compared to 60.9% for the same period in 2023. The increase is primarily due to investments in automation and cost reduction initiatives.
As a percentage of net sales, gross margin for the Software and Sensors segment decreased to 60.2% from 61.6% for the years ended December 31, 2024 and 2023, respectively. Within the Software and Sensors segment, hardware gross margin was 37.7% for the year ended December 31, 2024, compared to 45.8% for the same period in 2023. Excluding the impacts of stock-based compensation expense and amortization of acquired intangible assets, hardware adjusted gross margin decreased to 41.4% for the year ended December 31, 2024, compared to 46.2% for the same period in 2023 primarily due to product mix and inventory reserve charges associated with legacy products. Service gross margin increased to 73.0% for the year ended December 31, 2024 compared to 72.6% for the same period in 2023. Excluding the impacts of stock-based compensation expense and intangibles amortization, service adjusted gross margin increased to 75.8% for the year ended December 31, 2024, compared to 73.6% for the same period in 2023, due to higher software revenue mix.
For the year ended December 31, 2024, we have seen an increase in stock-based compensation expense within our cost of goods sold as a result of RSUs granted in January 2024 that generally vest in five annual installments from March 2024 through March 2028. These RSUs were granted to employees whose compensation was under a specified threshold, including production-line employees. As previously disclosed in Note 15 to our consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2023, Patrick W. Smith, our Chief Executive Officer, agreed to compensation in a lesser amount than the Compensation Committee of our Board of Directors was otherwise willing to provide so that we could instead provide enhanced compensation opportunities to certain of our other employees.
Selling, General and Administrative Expenses
SG&A expenses (dollars in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2024	2023
Salaries, benefits and bonus	$251,139	$215,100	$36,039	16.8%
Sales and marketing	108,954	91,868	17,086	18.6
Stock-based compensation	190,561	58,533	132,028	225.6
Other	190,593	129,383	61,210	47.3
Total selling, general and administrative expenses	$741,247	$494,884	$246,363	49.8%
SG&A expenses as a percentage of net sales	35.6%	31.7%
Salaries, benefits and bonus expense increased $36.0 million in comparison to the prior year, which was primarily attributable to an increase in headcount and higher wages.
Sales and marketing expense increased $17.1 million in comparison to the prior year, which was primarily attributable to increased commissions of $12.4 million and an increase of $4.7 million related to in-person events.
Stock-based compensation expense increased $132.0 million in comparison to the prior year, which was primarily related to the 2024 Employee XSP and the 2024 CEO Performance Award that were approved by shareholders in the 2024 Annual Meeting of Shareholders and increased headcount.
Other SG&A expenses increased $61.2 million in comparison to the prior year, primarily driven by the following:

•Professional and consulting expenses increased $21.5 million, primarily driven by transaction costs related to business acquisitions and strategic investments for Fusus and Dedrone;
•Travel expenses increased $9.5 million, as a result of increased in-person meetings and lodging costs;
•Office and building expenses increased $7.1 million relating to building rent and property taxes;
•Supplies expenses increased $6.7 million primarily due to an increase in computer licenses.

Research and Development Expenses
R&D expenses (dollars in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2024	2023
Salaries, benefits and bonus	$233,247	$178,658	$54,589	30.6%
Stock-based compensation	131,954	66,230	65,724	99.2
Other	76,392	58,831	17,561	29.8
Total research and development expenses	$441,593	$303,719	$137,874	45.4%
R&D expenses as a percentage of net sales	21.2%	19.5%
Salaries, benefits, and bonus expense increased $54.6 million in comparison to the prior-year comparable period, which was primarily attributable to an increase in headcount and higher wages.
Stock-based compensation expense increased $65.7 million which was primarily related to the 2024 Employee XSP that was approved by shareholders in the 2024 Annual Meeting of Shareholders and increased headcount.
Other R&D expenses increased $17.6 million, primarily related to increased professional and consulting expenses related to the launch of new products of $6.6 million, and increased internal cloud storage and service costs related to software product development of $3.9 million.
Interest Income, Net
Interest income, net, was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Interest income	$43,693	$49,107
Interest expense	(7,098)	(6,995)
Total interest income, net	$36,595	$42,112
The decrease in interest income for the year ended December 31, 2024 is primarily related to lower balances of available-for-sale securities during the year. There were no material changes in interest expense for the year ended December 31, 2024 when compared against the prior comparable period.
Other Income (Loss), Net
Other income (loss), net, was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Realized and unrealized gain (loss) on fair value adjustments of strategic investments, net	$162,887	$(80,485)
Unrealized gain on marketable securities, net	120,330	38,700
Gain (loss) on foreign currency transactions, net	3,463	(504)
Other, net	(311)	388
Other income (loss), net	$286,369	$(41,901)
In 2024, we recorded a realized gain of $93.9 million related to acquiring the remaining outstanding equity interests of two previously held strategic investments and an unrealized gain of $75.6 million related to an observable price change for an existing strategic investment and related warrants. The increase in unrealized gain on marketable securities for the year ended December 31, 2024 is driven by fair value changes for our existing marketable securities.

In 2023, we recorded a net unrealized impairment loss of $71.9 million for an existing strategic investment and related warrants and an unrealized loss of $8.6 million related to observable price changes for our existing investments and related warrants.
Provision for Income Taxes
The effective tax rate was 1.2% for the year ended December 31, 2024, compared to (11.9)% for the year ended December 31, 2023. The increase in the effective tax rate is primarily driven by higher pre-tax income, which reduced the relative impact of favorable tax adjustments. The increase in current year rate is primarily driven by a lesser percentage of allowable stock based compensation adjustment in comparison to pre-tax book income. Additionally, the R&D credit was a lesser percentage of pretax income which was offset by the reversal of nontaxable gain on investments.

Provision for income taxes were as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	Change
Pre-tax income	$381,504	$157,061	$224,443
Provision for (benefit from) income taxes	4,470	(18,722)	23,192
Effective tax rate	1.2%	(11.9)%	13.1%
Net Income
We recorded net income of $377.0 million for the year ended December 31, 2024 compared to a net income of $175.8 million in 2023. Net income per basic share was $4.98 and diluted net income per share was $4.80 for 2024, compared to net income per basic share of $2.37 and diluted net income per share of $2.33 for 2023.
Non-GAAP Measures
We utilize certain non-GAAP financial measures such as EBITDA, adjusted EBITDA, and adjusted gross margin as defined below to enhance understanding of our financial results and related measures. Beginning with our first fiscal quarter of 2024, we have added adjusted gross margin to our non-GAAP financial measures. We have adjusted for expenses that we believe are not indicative of our core operating results. To improve comparability, prior periods have been conformed to the current period presentation. We use these non-GAAP financial measures in evaluating our operating performance in comparison to prior periods. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance, and when planning and forecasting our future periods. A reconciliation of GAAP to the non-GAAP financial measures is presented below.
•EBITDA (most comparable GAAP measure: Net income) – Earnings before interest expense, investment interest income, income taxes, depreciation and amortization.
•Adjusted EBITDA (most comparable GAAP measure: Net income) – Earnings before interest expense; investment interest income; income taxes; depreciation; amortization; noncash stock-based compensation expense; fair value adjustments related to strategic investments and marketable securities; transaction and integration costs related to strategic investments and acquisitions including adjustments related to the foreign currency impact of acquired intercompany balances that were unsettled as of the reporting date and plan to be settled in the near term; inventory step-up amortization related to acquisitions; certain litigation costs and recoveries related to (1) antitrust cases we consider to be non-recurring and outside of our core operating results and (2) litigation matters for acquired companies that were unresolved at the date of the acquisition; and other unusual, non-recurring pre-tax items that are not considered representative of our underlying operating performance (listed in the tables below).
•Adjusted gross margin (most comparable GAAP measure: Gross margin) – Gross margin before noncash stock-based compensation expense, amortization of acquired intangible assets, and inventory step-up amortization related to acquisitions.

Although these non-GAAP financial measures are not consistent with GAAP, we believe investors will benefit by referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, management recognizes that:
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
EBITDA and Adjusted EBITDA reconcile to net income as follows (in thousands):

	Year Ended December 31,
	2024	2023
Net income	$377,034	$175,783
Depreciation and amortization	56,815	32,638
Interest expense	7,098	6,995
Investment interest income	(43,693)	(49,107)
Provision for (benefit from) income taxes	4,470	(18,722)
EBITDA	$401,724	$147,587

Non-GAAP adjustments:
Stock-based compensation expense	382,604	131,358
Unrealized (gain) loss on strategic investments and marketable securities, net	(192,067)	41,785
Realized gain on previously held minority interest, net	(91,150)	—
Transaction and integration costs related to strategic investments and acquisitions	15,249	4,501
Loss on disposal, abandonment, and impairment of property, equipment and intangible assets, net	—	317
Loss recoveries	—	(3,404)
Inventory step-up amortization	609	—
Litigation costs and related recoveries	1,761	241
Payroll taxes related to 2019 XSPP vesting and 2018 CEO Performance Award option exercises	2,645	9,011
Adjusted EBITDA	$521,375	$331,396

Adjusted gross margin reconciles to gross margin as follows (in thousands):

	For the year ended December 31, 2024			For the year ended December 31, 2023
	TASER	Software and Sensors	Total	TASER	Software and Sensors	Total
Gross margin	480,031	761,349	1,241,380	371,533	583,920	955,453
Stock-based compensation expense	34,906	25,183	60,089	2,234	4,361	6,595
Amortization of acquired intangible assets	31	13,338	13,369	1	3,143	3,144
Inventory step-up amortization	—	609	609	—	—	—
Adjusted gross margin	$514,968	$800,479	$1,315,447	$373,768	$591,424	$965,192
Gross margin	58.6%	60.2%	59.6%	60.6%	61.6%	61.2%
Adjusted gross margin	62.9%	63.3%	63.2%	60.9%	62.4%	61.8%
Liquidity and Capital Resources
Summary

	December 31, 2024	December 31, 2023	Dollar Change
Cash and cash equivalents	$454,844	$598,545	$(143,701)
Available-for-sale investments	333,235	644,054	(310,819)
Total	$788,079	$1,242,599	$(454,520)
Our most significant source of liquidity continues to be funds generated by operating activities and available cash and cash equivalents and short-term investments. As of December 31, 2024, we had $454.8 million of cash and cash equivalents, a decrease of $143.7 million from December 31, 2023. Refer below for further discussions related to the change in cash and cash equivalents. As of December 31, 2024, we had $333.2 million of available-for-sale investments, a decrease of $310.8 million from December 31, 2023 primarily as a result of the natural maturity of short term investments reinvested into cash and cash equivalents until utilized for our acquisition activity in the period.
In addition, our revolving credit facility (the "Credit Agreement') is available for additional working capital needs or investment opportunities. The Credit Agreement provides for a senior unsecured multi-currency revolving credit facility in an aggregate principal amount of up to $200.0 million, $30.0 million of which is available for the issuance of letters of credit. As of December 31, 2024, and 2023, respectively, no amounts were drawn under the Credit Agreement. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of December 31, 2024, we had letters of credit outstanding of approximately $7.8 million under the facility and available borrowing of $192.2 million. Refer to Note 12 in Part II, Item 8 of this Annual Report on Form 10‑K for additional details related to our Credit Agreement and outstanding letters of credit.
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
Going forward, we expect to continue to be an opportunistic issuer of debt securities and may issue new debt securities from time to time to fund our growth or refinance future debt maturities, among other things. In addition, from time to time, we may acquire our debt securities (including our 2027 Notes) through open market purchases, redemptions, privately negotiated transactions, tender offers, exchange offers or otherwise, upon such terms and at such prices as we may from time to time determine, for cash or other consideration.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,		Dollar Change
	2024	2023
Operating activities	$408,312	$189,263	$219,049
Investing activities	(490,573)	12,476	(503,049)
Financing activities	(45,437)	41,314	(86,751)
Effect of exchange rate changes on cash and cash equivalents	(6,209)	2,065	(8,274)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(133,907)	$245,118	$(379,025)
Operating activities

	Year Ended December 31,		Dollar Change
	2024	2023
Net income	$377,034	$175,783	$201,251
Stock-based compensation	382,604	131,358	251,246
Fair value adjustments on strategic investments and marketable securities, net	(283,217)	41,785	(325,002)
Deferred income taxes	(85,096)	(72,497)	(12,599)
Inventory and accounts payable	55,126	(12,297)	67,423
Receivables and contract assets	(245,842)	(178,989)	(66,853)
Deferred revenue	155,641	146,819	8,822
Other, net	52,062	(42,699)	94,761
Net cash provided by (used in) operating activities	$408,312	$189,263	$219,049
Net cash provided by operating activities in 2024 of $408.3 million consisted of $377.0 million in net income, a net add-back of non-cash income statement items totaling $104.0 million and a $72.7 million net change in operating assets and liabilities. Included in the non-cash items were $382.6 million in stock-based compensation expense, $283.2 million in fair value adjustments for the realized and unrealized gains (losses) on our strategic investments and marketable securities, $48.4 million in depreciation and amortization expense and $85.1 million in deferred income taxes. The change in fair value adjustments on strategic investments and marketable securities was primarily driven by the realized gains on the acquisition of two previously held strategic investments, an observable price change for an existing strategic investment and related warrants, and fair value gains for our marketable securities. The change in receivables and contract assets was largely attributable to increased sales in 2024, particularly for sales made under subscription plans. This was partly offset by the change in deferred revenue due to the timing of billing events. The change in inventory and accounts payable was largely due to advanced raw material purchases for Axon Body 4 and TASER 10 CEDs to support future sales. The change in deferred income taxes was primarily driven by R&D capitalization and additional GAAP expense for unvested stock-based compensation, partially offset by non-taxable unrealized net investment gains.

Investing activities
Net cash used in investing activities was $490.6 million for the year ended December 31, 2024 compared to cash provided by investing activities of $12.5 million for the comparable period in the prior year. The net investing cash outflow is driven by $621.8 million related to acquiring two previously held strategic investments, $113.4 million for strategic investments, and $78.8 million for purchases of property and equipment, net of proceeds, partially offset by $1.0 billion of proceeds from calls, maturities and sales of available-for-sale investments, less purchases of $680.0 million. This net cash outflow is primarily driven by greater acquisition and strategic investment activities in the current period, when contrasted with the prior comparable period.

Financing activities
Net cash used in financing activities was $45.4 million for the year ended December 31, 2024, compared to cash provided by financing activities of $41.3 million for the comparable period in the prior year. The net financing cash outflow in the current period is driven by the payment of income and payroll taxes on behalf of employees who net-settled stock awards during the period, whereas the net financing cash inflow in the prior comparable period was primarily driven by net proceeds from our ATM offering and cash received from the exercise of stock options where shares were sold to cover the exercise price, partially offset by the payment of income and payroll taxes on behalf of employees who net-settled stock awards during the period.
Contractual Obligations
The following table outlines our future contractual financial obligations by period in which payment is expected, as of December 31, 2024 (in thousands):

	Total	Short Term	Long Term
Operating lease obligations	$69,466	$13,791	$55,675
Purchase obligations	909,675	504,270	405,405
Principal and interest payable on our convertible senior notes	699,996	3,383	696,613
Total contractual obligations	$1,679,137	$521,444	$1,157,693
Operating lease obligations include operating leases for office space, manufacturing and logistical functions, discussed further within Note 18 in Part II, Item 8 of this Annual Report on Form 10-K. We regularly evaluate our real estate needs to identify opportunities to reduce long-term cash requirements where practicable.
Purchase obligations include both open purchase orders and other purchase commitments, discussed further within Note 13 in Part II, Item 8 of this Annual Report on Form 10-K. The open purchase orders represent both cancellable and non-cancellable purchase orders with key vendors, which are included in this table due to our strategic relationships with these vendors.
In December 2022, we issued $690.0 million aggregate principal amount of our 2027 Notes (the "Notes") in a private offering, which aggregate principal amount included the exercise in full of the initial purchasers’ option to purchase up to an additional $90.0 million principal amount of the Notes. The Notes mature on December 15, 2027 and bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. On or after December 22, 2025, we may redeem for cash all or any portion of the notes in accordance with the optional redemption terms of the convertible debt agreement. For additional details, refer to Note 12 in Part II, Item 8 of this Annual Report on Form 10-K.
Obligations related to our uncertain tax positions have been excluded from the table above because of the uncertainty surrounding the timing and final amounts of any settlement. For additional details, refer to Note 14 in Part II, Item 8 of this Annual Report on Form 10-K.
Critical Accounting Estimates
We have identified the following accounting estimates as critical to our business operations and the understanding of our results of operations. The preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. While we do not believe that a significant change in these estimates is reasonably likely, there can be no assurance that our actual results will not differ from these estimates.
Inventory
Inventories are stated at lower of cost and net realizable value, using a standard cost method which approximates the first-in, first-out method. Additional provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimate after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends, and a variety of other factors. Changes in these underlying assumptions can materially affect our provisions and the resulting net realizable value of our inventories. For additional discussion, refer to Note 1 in Part II, Item 8 of this Annual Report on Form 10-K.
Revenue Recognition
We derive revenue from two primary sources: (1) the sale of physical products, including CEDs, Axon cameras, Axon Signal-enabled devices, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscriptions to our Axon Evidence digital evidence management SaaS offering (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, we also recognize revenue from training, professional services and other software and SaaS services. We apply the five-step model outlined in ASC 606, as discussed further in Note 1 in Part II, Item 8 of this Annual Report on Form 10-K.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our estimate of the standalone selling price (“SSP”) of each distinct good or service in the contract. Revenues are recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenue is recognized net of allowances for returns. For additional discussion, refer to Note 2 in Part II, Item 8 of this Annual Report on Form 10-K.
We determine the term of our arrangements based on identifying the contract with the customer. In certain of our arrangements, the customer may have termination rights. In these instances, we determine if there is a substantive penalty. For contracts with a substantive penalty, the accounting term will be the legal contract term, inclusive of the periods for which the customer termination rights exist. In these contracts with no substantive penalty, we also consider if the option for our customer to purchase additional goods or services represents an additional performance obligation in the form of a material right.
The timing of revenue recognition may differ from the timing of invoicing to customers. We generally have an unconditional right to consideration when we invoice our customers and record a receivable. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. For additional discussion, refer to Note 1 in Part II, Item 8 of this Annual Report on Form 10-K.
Valuation of Goodwill, Intangible and Long-lived Assets
We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and identifiable intangible assets, excluding goodwill and intangible assets with indefinite useful lives, may warrant revision or that the remaining balance of these assets may not be recoverable. Such circumstances could include a change in the product mix, a change in the way products are created, produced or delivered, or a significant change in the way products are branded and marketed. In performing the review for recoverability, we estimate the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The amount of the impairment loss, if impairment exists, is calculated based on the excess of the carrying amounts of the assets over their estimated fair values computed using discounted cash flows. As such, the key inputs into this analysis are inherently subject to uncertainty and require significant judgments to be made.
Finite-lived intangible assets and other long-lived assets are amortized over their estimated useful lives. We do not amortize goodwill and intangible assets with indefinite useful lives; rather such assets are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. In performing our annual impairment assessments for goodwill and indefinite-lived intangible assets, we consider a variety of factors including (1) events impacting the carrying value or composition of a reporting unit or asset group, respectively, (2) changes in the macroeconomic environment, (3) adverse changes in our financial performance, (4) industry and market conditions, among others. Any significant changes in these underlying assumptions may significantly affect our impairment conclusions and net book value of corresponding assets in our consolidated financial statements. Based on our annual impairment assessments in the fourth quarter of 2024, no goodwill or indefinite-lived intangible asset impairment was indicated. For additional details, refer to Note 1 in Part II, Item 8 of this Annual Report on Form 10-K.

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
Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, the future reversals of deferred tax liabilities, forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income can affect the realization of net deferred tax assets. We exercise significant judgment in determining our provision for income taxes, our deferred income tax assets and liabilities, and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred income tax assets.

We operate in multiple tax jurisdictions and are subject to audit in these jurisdictions, generally years after our returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. We record uncertain tax positions when it has been determined that it is more-likely-than-not that a tax position will not be sustained upon examination by taxing authorities based on the technical merits of the position. We use the criteria established in the accounting guidance to determine whether an item meets the definition of more-likely-than-not. The Company’s policy is to recognize these uncertain tax positions when the more-likely than-not threshold is met, when the statute of limitations has expired or upon settlement. Changes in assessments may result in income tax benefit or additional expense in our consolidated financial statements. For additional details, refer to Note 14 in Part II, Item 8 of this Annual Report on Form 10-K.

Stock-Based Compensation
We have historically utilized stock-based compensation for key employees and non-employee directors as a means of attracting and retaining talented personnel. We recognize compensation expense for our stock-based compensation program, which includes grants of service-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and performance-based stock options (“stock options”).
Vesting of performance stock units is contingent upon the achievement of certain performance criteria including, successful and timely development and market acceptance of future product introductions and ongoing market performance, among others. Compensation expense for performance awards is recognized based on our best estimate of the probability of the performance criteria being satisfied using the most currently available projections, adjusted at each balance sheet date.
Our performance-based restricted stock units include eXponential stock units (“XSUs”) granted under the Axon Enterprise, Inc. 2024 Employee eXponential Stock Plan (the “2024 Employee XSP”) and the 2024 CEO Performance Award discussed further in Note 1 in Part II, Item 8 of this Annual Report. Stock-based compensation expense associated with the 2024 XSU awards is recognized over the requisite service period, which is considered the longest explicit, implicit or derived service period for each respective tranche. We utilized Monte Carlo simulations to evaluate a range of possible future stock price goals over the term of the awards at each of the respective grant dates, the median of which was used as the basis for the derived service period for each tranche. Furthermore, we measured the grant date fair value of each tranche utilizing a Monte Carlo simulation which considered various assumptions, including expected volatility and an illiquidity discount. This simulation is based on a subjective assessment of our forward-looking financial projections, taking into consideration statistical analysis. There is significant judgment required to determine the requisite service period, grant date fair value, and probability of the performance criteria being satisfied. Changes in the subjective and probability-based assumptions can materially affect the estimates of the fair value of the awards and timing of recognition of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations and comprehensive income. For additional details, refer to Note 1 and Note 16 in Part II, Item 8 of this Annual Report on Form 10-K.

Contingencies and Accrued Litigation Expense
We are subject to the possibility of various loss contingencies arising in the ordinary course of business, including product-related and other litigation. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. We do not believe any currently identified claims or litigation will materially affect our financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, it may cause a material adverse impact on the financial condition, results of operations or cash flows for the period in which the ruling occurs, or future periods. For additional details, refer to Note 13 in Part II, Item 8 of this Annual Report on Form 10-K.
Strategic Investments
We have strategic investments which include equity and debt investments in a number of non-public technology driven companies. The strategic investments are generally accounted for under the ASC 321 measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for the equity investments. Accordingly, the equity investments will be carried at cost less impairment. These investments will be subsequently remeasured to fair value upon observable price changes in an orderly transaction for the identical or similar investments. Additionally, if a qualitative assessment identifies impairment indicators, then the equity investments must be evaluated for impairment and written down to fair value in the event carrying value exceeds fair value. The debt strategic investment and the associated embedded derivatives are accounted for utilizing the fair value option and remeasured through earnings on a periodic basis. For additional details relating to our valuation techniques, refer to Note 1 and Note 8 in Part II, Item 8 of this Annual Report on Form 10-K.
Business Combinations
When we acquire a business, we allocate the purchase consideration to the liabilities assumed, intangible assets and other assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Additionally, in step acquisitions in which we acquire incremental equity interests that provide us control of a business, the previously held equity interest is remeasured to fair value at the date the controlling interest is acquired.

Critical estimates used in valuing certain acquired intangible assets include, but are not limited to, significant assumptions with respect to time and resources required to recreate the assets acquired, actual and forecasted cash flows, long-term growth rates, market royalty rates, and discount rates associated, amongst other factors. The values and estimated useful lives assigned to intangible assets acquired in business combinations impact the amount and timing of future amortization expense. Remeasurement of previously held equity interests to fair value is also dependent on these estimates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may vary. For additional details, refer to Note 21 in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “available-for-sale”. To quantify our interest rate risk exposure, we perform a sensitivity analysis based on hypothetical changes in interest rates. Based on investment positions as of December 31, 2024, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.7 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity. For additional details, refer to Note 1 in Part II, Item 8 of this Annual Report on Form 10-K.
Additionally, we have access to a $200.0 million line of credit borrowing facility which bears interest at SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net leverage ratio and consolidated interest coverage ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $7.8 million at December 31, 2024. At December 31, 2024, there was no amount outstanding under the line of credit, and the available borrowing under the line of credit was $192.2 million. We have not borrowed any funds under the line of credit since its inception; however, should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
There have been no other material changes in our primary risk exposures or management of risks since the prior year.
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
There have been no other material changes in our primary risk exposures or management of risks since the prior year.

Item 8.    Financial Statements and Supplementary Data

AXON ENTERPRISE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$454,844	$598,545
Marketable securities	198,270	77,940
Short-term investments	333,235	644,054
Accounts and notes receivable, net of allowance of $3,322 and $2,392 as of December 31, 2024 and December 31, 2023, respectively	547,572	412,961
Contract assets, net	367,929	287,232
Inventory	265,316	269,855
Prepaid expenses and other current assets	130,315	103,055
Total current assets	2,297,481	2,393,642
Property and equipment, net	247,324	200,533
Deferred tax assets, net	304,282	227,784
Intangible assets, net	175,157	19,539
Goodwill	756,838	57,945
Long-term notes receivable, net	3,460	2,588
Long-term contract assets, net	119,876	84,382
Strategic investments	332,550	231,730
Other long-term assets	237,620	191,031
Total assets	$4,474,588	$3,409,174
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,955	$65,852
Accrued liabilities	279,193	193,550
Current portion of deferred revenue	612,955	470,415
Customer deposits	20,626	21,935
Other current liabilities	12,857	9,787
Total current liabilities	997,586	761,539
Deferred revenue, net of current portion	360,685	270,901
Liability for unrecognized tax benefits	25,007	18,049
Long-term deferred compensation	15,877	11,342
Long-term lease liabilities	41,383	33,550
Convertible notes, net	680,289	677,113
Other long-term liabilities	26,096	20,915
Total liabilities	2,146,923	1,793,409
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized, 96,839,558 shares issued and 76,619,331 shares outstanding as of December 31, 2024, and 200,000,000 shares authorized, 95,521,651 shares issued and 75,301,424 shares outstanding as of December 31, 2023	1	1
Additional paid-in capital	1,689,781	1,347,410
Treasury stock at cost, 20,220,227 shares as of December 31, 2024 and December 31, 2023	(155,947)	(155,947)
Retained earnings	812,014	434,980
Accumulated other comprehensive loss	(18,184)	(10,679)
Total stockholders’ equity	2,327,665	1,615,765
Total liabilities and stockholders’ equity	$4,474,588	$3,409,174
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Net sales from products	$1,221,292	$964,002	$797,177
Net sales from services	861,234	596,697	389,966
Net sales	2,082,526	1,560,699	1,187,143
Cost of product sales	618,136	447,708	360,909
Cost of service sales	223,010	157,538	100,121
Cost of sales	841,146	605,246	461,030
Gross margin	1,241,380	955,453	726,113
Operating expenses:
Selling, general and administrative	741,247	494,884	399,330
Research and development	441,593	303,719	233,810
Total operating expenses	1,182,840	798,603	633,140
Income from operations	58,540	156,850	92,973
Interest income, net	36,595	42,112	4,294
Other income (loss), net	286,369	(41,901)	98,971
Income before provision for income taxes	381,504	157,061	196,238
Provision for (benefit from) income taxes	4,470	(18,722)	49,308
Net income	$377,034	$175,783	$146,930
Net income per common and common equivalent shares:
Basic	$4.98	$2.37	$2.07
Diluted	$4.80	$2.33	$2.03
Weighted average number of common and common equivalent shares outstanding:
Basic	75,748	74,195	71,093
Diluted	78,558	75,456	72,534
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$377,034	$175,783	$146,930
Foreign currency translation adjustments	(7,874)	(4,352)	(4,818)
Unrealized gain (loss) on available-for-sale investments	369	852	(1,044)
Comprehensive income	$369,529	$172,283	$141,068
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2021	70,896,856	$1	$1,095,229	20,220,227	$(155,947)	$112,267	$(1,317)	$1,050,233
Issuance of common stock	—	—	(74)	—	—	—	—	(74)
Issuance of common stock under employee plans, net	566,780	—	(4,870)	—	—	—	—	(4,870)
Stock-based compensation	—	—	106,176	—	—	—	—	106,176
Issuance of common stock for business combination contingent consideration	10,945	—	—	—	—	—	—	—
Tax benefit related to convertible note hedge	—	—	48,858	—	—	—	—	48,858
Purchase of convertible note hedge	—	—	(194,994)	—	—	—	—	(194,994)
Issuance of warrants	—	—	124,269	—	—	—	—	124,269
Net income	—	—	—	—	—	146,930	—	146,930
Other comprehensive loss, net	—	—	—	—	—	—	(5,862)	(5,862)
Balance, December 31, 2022	71,474,581	$1	$1,174,594	20,220,227	$(155,947)	$259,197	$(7,179)	$1,270,666
Issuance of common stock	467,594	—	94,705	—	—	—	—	94,705
Issuance of common stock under employee plans, net	1,441,279	—	(107,894)	—	—	—	—	(107,894)
Stock options exercised	1,907,026	—	54,503	—	—	—	—	54,503
Stock-based compensation	—	—	131,358	—	—	—	—	131,358
Issuance of common stock for business combination contingent consideration and related tax effects	10,944	—	144	—	—	—	—	144
Net income	—	—	—	—	—	175,783	—	175,783
Other comprehensive loss, net	—	—	—	—	—	—	(3,500)	(3,500)
Balance, December 31, 2023	75,301,424	$1	$1,347,410	20,220,227	$(155,947)	$434,980	$(10,679)	$1,615,765
Issuance of common stock under employee plans, net	804,780	—	(58,178)	—	—	—	—	(58,178)
Stock options exercised	510,000	—	14,576	—	—	—	—	14,576
Stock-based compensation	—	—	382,604	—	—	—	—	382,604
Issuance of common stock for business combination contingent consideration and related tax effects	3,127	—	498	—	—	—	—	498
Issuance of replacement awards in connection with business combinations	—	—	2,871	—	—	—	—	2,871
Net income	—	—	—	—	—	377,034	—	377,034
Other comprehensive loss, net	—	—	—	—	—	—	(7,505)	(7,505)
Balance, December 31, 2024	76,619,331	$1	$1,689,781	20,220,227	$(155,947)	$812,014	$(18,184)	$2,327,665
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$377,034	$175,783	$146,930
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	382,604	131,358	106,176
(Gain) loss on strategic investments and marketable securities, net	(283,217)	41,785	(98,943)
Depreciation and amortization	48,425	19,315	23,116
Provision for bad debts and inventory	20,073	5,484	701
Deferred income taxes	(85,096)	(72,497)	22,019
Other noncash items	21,177	12,853	16,031
Change in assets and liabilities:
Receivables and contract assets	(245,842)	(178,989)	(78,226)
Inventory	607	(77,626)	(95,011)
Deferred revenue	155,641	146,819	155,566
Accounts payable, accrued and other liabilities	54,519	65,329	80,978
Prepaid expenses and other assets	(37,613)	(80,351)	(43,976)
Net cash provided by operating activities	408,312	189,263	235,361
Cash flows from investing activities:
Purchases of investments	(793,419)	(563,680)	(845,179)
Business combinations, net of cash acquired	(621,817)	(21,090)	(2,104)
Proceeds from call, maturity, and sale of investments	1,003,394	657,418	72,138
Purchases of property and equipment	(78,785)	(59,635)	(55,802)
Other, net	54	(537)	(20)
Net cash (used in) provided by investing activities	(490,573)	12,476	(830,967)
Cash flows from financing activities:
Net proceeds from equity offering	—	94,705	(74)
Proceeds from options exercised	14,576	54,503	—
Income and payroll tax payments for net-settled stock awards	(58,178)	(107,894)	(4,870)
Net proceeds from issuance of convertible senior notes	—	—	673,769
Proceeds from issuance of warrants	—	—	124,269
Purchase of convertible note hedge	—	—	(194,994)
Other, net	(1,835)	—	—
Net cash (used in) provided by financing activities	(45,437)	41,314	598,100
Effect of exchange rate changes on cash and cash equivalents	(6,209)	2,065	(3,380)
Net increase (decrease) in cash and cash equivalents	(133,907)	245,118	(886)
Cash and cash equivalents and restricted cash, beginning of period	600,670	355,552	356,438
Cash and cash equivalents and restricted cash, end of period	$466,763	$600,670	$355,552

Supplemental disclosures:
Cash and cash equivalents	$454,844	$598,545	$353,684
Restricted cash (Note 1)	11,919	2,125	1,868
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$466,763	$600,670	$355,552

Cash paid for interest	$3,450	$3,508	$—
Cash paid for income taxes, net of refunds	67,845	64,492	10,508

Non-cash transactions
Property and equipment purchases in accounts payable and accrued liabilities	$5,157	$238	$1,056
Non-cash equity issuances related to business combinations	2,871	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Summary of Significant Accounting Policies
Axon Enterprise, Inc. (“Axon”, the “Company”, “we” or “us”) is a market-leading provider of public safety technology solutions. Our mission is to protect life in service of promoting peace, justice and strong institutions.
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
•revenue recognition,
•stock-based compensation,
•business combinations,
•inventory valuation and related reserves,
•valuation of goodwill, intangible and long-lived assets,
•valuation of strategic investments,
•recognition, measurement and valuation of current and deferred income taxes, and
•recognition and measurement of contingencies and accrued litigation expense.

We believe that estimates used in the preparation of these consolidated financial statements are reasonable; however, actual results could differ materially from those estimates.

Revision of Previously Issued Financial Statements
In preparing the condensed consolidated financial statements as of September 30, 2024, we identified errors in our previously issued financial statements related to our historical conclusions of principal vs. agent accounting of certain reseller arrangements under ASC 606. The identified errors impacted our previously issued 2021 and 2022 annual financial statements, 2023 quarterly and annual financial statements, and 2024 quarterly financial statements through June 30, 2024. We have made adjustments to correct the prior period amounts presented in these financial statements accordingly. Furthermore, we have made adjustments to correct for other previously identified immaterial errors.
We assessed the materiality of the errors on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, "Materiality," codified in ASC 250, Accounting Changes and Error Corrections. Based on this assessment, we concluded that the error correction is not material to any previously issued interim or annual financial statements on either a quantitative or qualitative basis. A summary of the revisions to the previously reported financial information is included in Note 23 and Note 24.
Out of Period Adjustment
During the 2024 year-end close process, we identified immaterial errors in our previously issued financial statements related to accounting for certain contract terms and conditions in accordance with ASC 606. We assessed the materiality of the errors in combination with the errors described above on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC Topic 250, Accounting Changes and Error Corrections and concluded that the errors are not material, individually and in the aggregate, to any previously issued financial statements and that the correction of this misstatement in 2024 was also not material to the current fiscal year on either a quantitative or qualitative basis. We corrected these errors as an out of period adjustment during the year ended December 31, 2024 with a decrease to revenue of $3.3 million and a decrease to net income of $2.3 million. These errors originated in prior years and were immaterial to each respective prior period.

Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of accounts and notes receivable, contract assets and cash. Historically, we have experienced an immaterial level of write-offs related to uncollectible accounts.
We hold the majority of our cash and cash equivalents accounts at two depository institutions. As of December 31, 2024, the aggregate balances in such accounts were $376.8 million. Our balances with these two institutions regularly exceed Federal Deposit Insurance Corporation insured limits for domestic deposits and various deposit insurance programs in countries such as Australia, Belgium, Canada, Finland, France, Germany, Greece, India, Italy, the Netherlands, Spain, the United Kingdom and Vietnam. To manage the related credit exposure, management continually monitors the creditworthiness of the financial institutions where we have deposits.
Major Customers and Suppliers
No customer represented more than 10% of total net sales for the years ended December 31, 2024, 2023 or 2022. At December 31, 2024 and 2023, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets. For additional details, refer to Note 2.
We currently purchase both off-the-shelf and custom components, including finished circuit boards, injection-molded plastic components, small machined parts, custom cartridge components, electronic components and sub-assemblies from suppliers located in the United States, Taiwan, Mexico, China, Vietnam, Thailand and the Republic of Korea. We may source from other countries as well. Although we currently obtain components from single source suppliers, we own substantially all injection-molded component tooling, designs and test fixtures used in production for all custom components. As a result, we believe we could obtain alternative suppliers in most cases. We acquire most of our components on a purchase order basis and do not currently have significant long-term purchase contracts with most component suppliers.
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
Reportable segments are determined based on discrete financial information provided to our Chief Executive Officer who is our chief operating decision maker (“CODM”). In deciding how to allocate resources and assess performance, the CODM reviews adjusted gross margin by operating segment, consolidated financials and revenue by major geography, and product and service lines. Specifically, the CODM reviews adjusted gross margin by segment to evaluate segment profitability, identify cost trends and make operational decisions to support our segments. Consolidated financials provide a holistic view of our overall financial health to guide capital allocation and entity wide decisions. Disaggregated views of revenue by major geography and product line support the evaluation of specific market and product performance to understand customer trends. There are no operating segments that are aggregated. Furthermore, there are no inter-segment sales. Assets and other expense items, such as research and development and selling, general, and administrative expenses, are not provided to the CODM by segment, as our CODM does not evaluate our operating segments using this discrete information. As such, these items are not relevant to adjusted gross margin leveraged by the CODM to assess segment performance. As a result, they are not disclosed by segment. We perform an analysis of our reportable segments at least annually. The vast majority of our long-lived assets, including property, plant and equipment and right-of-use lease assets are located within the United States. International long-lived assets are immaterial. Additionally, the majority of our revenues are generated within the United States.
During the year ended December 31, 2024, the segment measure of profit and loss used by the CODM was changed from gross margin to adjusted gross margin, defined as gross margin before stock-based compensation expense, amortization of acquired intangible assets and inventory step-up amortization related to acquisitions. Each of the aforementioned components of our segment measure of profit and loss, adjusted gross margin, are included within other segment items. This change in segment measure allows the CODM to better assess operating results over time and is consistent with how the CODM evaluates our businesses. Accordingly, we have updated our segment disclosure for the years ended December 31, 2023 and 2022 to conform to the new presentation. For additional details, refer to Note 20.
Geographic Information
The majority of our sales to international customers are transacted in foreign currencies and are attributed to each country based on the shipping address of the distributor or customer. For the years ended December 31, 2024, 2023 and 2022, no individual country outside the United States represented more than 10% of net sales. Substantially all of our assets are located in the United States. For additional details, refer to Note 2.
Cash, Cash Equivalents and Investments
We have cash, cash equivalents and investments, which at December 31, 2024 comprised cash, money market funds, commercial paper, corporate bonds, term deposits, U.S. government bonds, U.S. Treasury bills, and agency bonds. Cash equivalents and investments at December 31, 2023 also included U.S. Treasury inflation-protected securities. We place our cash and cash equivalents with high quality financial institutions. Although we deposit our cash with multiple financial institutions, our deposits regularly exceed federally insured limits. Cash and cash equivalents include funds on-hand and highly liquid investments purchased with initial maturity of three months or less. Short-term investments include securities with an expected maturity date within one year of the balance sheet date that do not meet the definition of a cash equivalent, and long-term investments are securities with an expected maturity date greater than one year and less than three years in accordance with our investment policy.
We report available-for-sale investments at fair value as of each balance sheet date and record any unrealized gains or losses within accumulated other comprehensive loss as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (loss), net within the consolidated statements of operations. Income tax effects are released from accumulated other comprehensive loss for unrealized gains or losses when the gains or losses are realized and are taxed at the statutory rate based on jurisdiction of the underlying transaction. When the fair value is below the amortized cost of an available-for-sale investment, an estimate of expected credit losses is made. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheets and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If we have the intent to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. There were no credit losses recorded on our investment portfolio during the years ended December 31, 2024, 2023, and 2022.
Restricted Cash
Restricted cash balances were $11.9 million and $2.1 million as of December 31, 2024 and 2023, respectively. This increase is primarily attributable to a payment held in escrow related to the potential construction of our headquarters building in Scottsdale, Arizona. Restricted cash also includes funds held in international bank accounts for various operating and financing activities. As of December 31, 2024, approximately $11.8 million was included in prepaid expenses and other current assets on our consolidated balance sheet, with the remainder in other long-term assets.
Inventory
Inventories are stated at the lower of cost or net realizable value, using a standard cost method which approximates the first-in, first-out method. Additional provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimate after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends and conditions among other factors. We evaluate inventory costs for abnormal costs due to excess production capacity and treat such costs as period costs. Raw materials include an immaterial amount of work-in-process inventory.
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
Leases
We determine if a contract contains a lease at inception. At commencement, lease contracts are evaluated for classification as an operating or finance lease. Operating lease right-of-use (“ROU”) assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Additionally, we use the portfolio approach in determining the discount rate used to present value lease payments. We give consideration to our 2027 Notes, line of credit, macroeconomic factors, as well as publicly available data for instruments with similar characteristics when estimating our incremental borrowing rates. The operating lease ROU asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives.
We have operating leases for office space, manufacturing and logistical functions. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. We do not have any material variable lease costs associated with our operating leases. For leases beginning on or after January 1, 2019, we account for lease components separately from non-lease components for all asset classes.
Our operating leases have remaining terms of less than one to approximately 12 years, some of which include one or more options to renew for up to five years, and some of which include options to terminate the leases within one year. The exercise of lease renewal options is at our sole discretion and such options are included in ROU assets and liabilities for renewal periods that are reasonably certain of exercise. Certain of these lease agreements include stated rental payment escalations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
We may enter into sales-type finance leases as an alternative means to realize value for our body cameras and related accessories. For sales-type finance leases where we are the lessor, we recognize our selling profit on a gross basis at lease commencement within net sales from products and cost of product sales, respectively. Interest income is recognized over the lease term within interest income, net. The current and long-term portions of our investment in sales-type leases are included in prepaid expenses and other current assets and other long-term assets, respectively. Given the immateriality of our finance lease activity as of December 31, 2024, no further disclosure considerations related to finance leases are necessary.
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
Finite-lived intangible assets and other long-lived assets are amortized using the straight-line method over the estimated useful life. We do not amortize goodwill and intangible assets with indefinite useful lives; rather such assets are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We test goodwill and intangible assets for impairment on an annual basis on December 31, 2024 and on an interim basis when certain events and circumstances exist.
During the years ended December 31, 2024 and December 31, 2023, long-lived asset impairment charges were immaterial. During the year ended December 31, 2022, we recorded $5.3 million of impairment charges, the majority of which were related to the cease-use of a portion of our Seattle office.
No impairment charges were recognized related to goodwill or intangible assets during the years ended December 31, 2024, 2023, and 2022.
Customer Deposits
We require deposits in advance of shipment for certain customer sales orders. Additionally, customers may elect to make deposits with us related to contracts for our products and services that were not executed as of the end of a reporting period. Customer deposits are included in other current liabilities in the consolidated balance sheets.
Revenue Recognition, Receivables, Contract Assets, and Deferred Revenue
We derive revenue from two primary sources: (1) the sale of physical products, including CEDs, Axon cameras, Axon Signal-enabled devices, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscriptions to our Axon Evidence digital evidence management SaaS offering (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, we also recognize revenue from training, professional services and other software and SaaS services. We apply the five-step model outlined in ASC 606. For additional discussion, refer to Note 2.
We enter into contracts that can include various combinations of products and services, each of which is generally distinct and accounted for as a separate performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our estimate of the standalone selling price (“SSP”) of each distinct good or service in the contract. Revenues are recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Performance obligations to deliver products, including CEDs, Axon cameras and related accessories, such as docks, cartridges and batteries, are generally satisfied at the point in time we ship the product, as this is when the customer obtains control of the asset under our standard terms and conditions. In certain contracts with non-standard terms and conditions, these performance obligations may not be satisfied until delivery or formal customer acceptance occurs. Performance obligations to fulfill service-type extended warranties and provide our SaaS offerings, including Axon Evidence and other cloud services, are generally satisfied over time as the customer receives and consumes the benefits of these services over the stated service period.
We determine the term of our arrangements based on identifying the contract with the customer. In certain of our arrangements, the customer may have termination rights. In these instances, we determine if there is a substantive penalty. For contracts with a substantive penalty, the accounting term will be the legal contract term, inclusive of the periods for which the customer termination rights exist. In these contracts with no substantive penalty, we also consider if the option for our customer to purchase additional goods or services represents an additional performance obligation in the form of a material right.

While our products and services may be sold on a standalone basis, we generally combine our hardware products and services together and sell them to our customers in single transactions where the customer can make payments over a multi-year period. These sales may include payments for upfront hardware and services, as well as payments for hardware and services to be provided at a future date. Additionally, we offer customers the ability to purchase CED cartridges and certain services on an unlimited basis over the contractual term. Due to the nature of these arrangements whereby we are obligated to deliver products at the customer’s request, we account for these arrangements as stand-ready obligations, and recognize revenue ratably over the contract period. Cost of product sales is recognized when control of hardware products or accessories has transferred to the customer.

We recognize shipping costs as an expense in cost of product sales when the control of hardware products or accessories has transferred to the customer. Sales tax collected on sales is netted against government remittances and, thus, recorded on a net basis. Payment terms and conditions vary by contract type and geography, but our standard terms are that payments are due within 30 days from the date of invoice.

The timing of revenue recognition may differ from the timing of invoicing to customers. We generally have an unconditional right to consideration when we invoice our customers and record a receivable. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. Contract asset amounts that will be invoiced during the subsequent 12-month period from the balance sheet date are classified as current assets and the remaining portion is recorded within other long-term assets on our consolidated balance sheets. Deferred revenue that is expected to be recognized during the subsequent 12-month period from the balance sheet date is recorded as current deferred revenue and the remaining portion is recorded as long-term deferred revenue. Generally, customers are billed in annual installments.
Contract assets generally result from our subscription programs where we satisfy a hardware performance obligation upon shipment to the customer, and the right to the portion of the transaction price allocated to that hardware performance obligation is conditional on our future performance of a SaaS service obligation under the contract. We recognize a portion of the amount allocated to hardware products shipped to the customer as accounts receivable when invoiced to the customer, and record the remaining allocated value as a contract asset as we have generally fulfilled our hardware performance obligation upon shipment. Unbilled accounts receivable expected to be invoiced and collected within 12 months were $5.6 million as of December 31, 2024, and were included in accounts and notes receivable, net on our consolidated balance sheet.
Contract liabilities generally consist of deferred revenue on our subscription programs where we generally invoice customers at the beginning of each annual contract period and record a receivable at the time of invoicing when there is an unconditional right to consideration. Deferred revenue is composed mainly of unearned revenue related to our Axon Evidence SaaS platform, secure cloud-based storage, service-type extended warranties, stand-ready obligations in our cartridge programs, and rights to future CED, Axon camera and related accessories hardware in our subscription programs. For additional discussion, refer to Note 2.
Reserve for Expected Credit Losses
Sales are typically made on credit, and we generally do not require collateral. We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable, contract assets, notes receivable and off-balance-sheet exposures is developed using historical collection experience, published or estimated credit default rates for entities that represent our customer base, current and future economic and market conditions and a review of the current status of customers’ trade accounts receivables. We review receivables for U.S. and international customers separately to better reflect different published credit default rates and economic and market conditions. Additionally, specific reserve amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include account reconciliation, dispute resolution, payment confirmation, consideration of customers’ financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. Accounts and notes receivable, contract assets and off-balance-sheet exposures are presented net of a reserve for expected credit losses, which totaled $5.6 million and $4.0 million as of December 31, 2024 and 2023, respectively. This reserve represents our best estimate and application of judgment considering a number of factors, including those listed above. In the event that actual uncollectible amounts differ from our estimates, additional expense could be necessary. For additional discussion, refer to Note 4.
Deferred Commissions
We recognize an asset for the incremental costs of obtaining a contract with a customer, which consist primarily of sales commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the expected recognition timing of the revenue for the underlying performance obligations.
For contract costs related to performance obligations with an amortization period of one year or less, we apply the practical expedient to expense these sales commissions when incurred. These costs are recognized as incurred within SG&A expenses in the consolidated statements of operations and comprehensive income. For additional discussion, refer to Note 2.
Cost of Product and Service Sales
Cost of product sales represents manufacturing costs consisting of materials, labor and overhead related to finished goods and components. Shipping costs incurred related to product delivery are also included in cost of products sold. Cost of service sales includes third-party cloud services, software maintenance and support costs – including personnel costs, associated with supporting Evidence.com and other software related services.
Advertising Costs
We expense advertising costs in the period in which they are incurred. We incurred advertising costs of $4.4 million, $1.9 million and $2.3 million in the years ended December 31, 2024, 2023 and 2022, respectively. Advertising costs are included within SG&A expenses in the consolidated statements of operations.
Warranty Reserves
We warranty our CEDs, Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. We estimate and record a liability for standard warranty at the time products are sold. The estimates are based on historical experience and reflect our best estimates of costs to be incurred over the warranty period. Adjustments may be required when actual or projected costs differ. Variations in component failure rates, repair costs and the point of failure within the product life cycle are key drivers that impact our periodic re-assessment of the warranty liability.
Revenue related to separately priced extended warranties is initially recorded as deferred revenue at its allocated amount and subsequently recognized as net sales on a straight-line basis over the warranty service period. Costs related to extended warranties are charged to cost of product sales when the costs become probable and can be reasonably estimated.
Changes in our estimated warranty reserve were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of period	$7,374	$811	$2,822
Utilization of reserve	(5,992)	(1,499)	(2,209)
Adjustment to reserve due to business combinations	1,311	—	—
Warranty expense	5,591	8,062	198
Balance, end of period	$8,284	$7,374	$811
Research and Development Expenses
We expense as incurred R&D costs that do not meet the qualifications to be capitalized. R&D costs include payroll costs and stock-based compensation for the personnel involved in R&D functions, as well as indirect manufacturing costs and supplies, consulting services and internal infrastructure costs incurred in connection with product research and development. We incurred R&D expense of $441.6 million, $303.7 million and $233.8 million in 2024, 2023 and 2022, respectively.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement amounts of assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced through the establishment of a valuation allowance if, based upon available evidence, it is determined that it is more likely than not that the deferred tax assets will not be realized. We use factors to assess the likelihood of realization of deferred tax assets such as the forecast of future taxable income and available tax planning that could be implemented to realize the deferred tax assets.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We also assess whether uncertain tax positions, as filed, could result in the recognition of a liability for possible interest and penalties. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. For additional details, refer to Note 14.
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
We have cash equivalents and investments, which at December 31, 2024 comprised money market funds, commercial paper, corporate bonds, term deposits, U.S. government bonds, U.S. Treasury bills, and agency bonds. For additional details regarding our cash equivalents and investments, refer to Note 3. Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. We have corporate-owned life insurance policies, included in the balance of other long-term assets, which are used to fund our deferred compensation plan. The balances of these policies as of December 31, 2024 and 2023 were $8.4 million and $7.6 million, respectively. We determine the fair values of our insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.
We have an investment in marketable securities, for which changes in fair value are recorded in the consolidated statements of operations as unrealized gain (or loss) on marketable securities, which is included in other income (loss), net.
We have strategic equity investments in various privately held companies as of December 31, 2024 and 2023. The estimated fair value of the investments was determined based on Level 3 inputs. In determining the estimated fair value of our strategic investments in privately held companies, we utilize observable data available to us as discussed further in Note 8.

The fair value of our 0.50% convertible senior notes due 2027 (the "Notes" or "2027 Notes") is determined based on the closing trading price per $1,000 of the Notes as of the last day of trading for the period. We consider the fair value of the 2027 Notes at December 31, 2024 and 2023, to be a Level 2 measurement based on the fair value hierarchy. The fair value is primarily affected by the trading price of our common stock and market interest rates.
Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the consolidated balance sheets.
Stock-Based Compensation
We have historically utilized stock-based compensation for key employees and non-employee directors as a means of attracting and retaining talented personnel. We recognize compensation expense for our stock-based compensation program, which includes grants of RSUs, PSUs and stock options. Our stock-based compensation awards are classified as equity and measured at the fair market value of the underlying common stock at the grant date. When determining the grant date fair value of stock-based awards, we consider whether an adjustment is required to the observable market price or volatility of our common stock used in the valuation as a result of material non-public information.

RSUs
Stock-based compensation expense for RSUs is measured based on the closing fair market value of our common stock on the date of grant. We recognize stock-based compensation expense over the award’s requisite service period using the straight-line attribution method for service-based RSUs. Service-based grants generally have a vesting period of one to four years and a contractual maturity of ten years. We account for forfeitures as they occur as a reduction to stock-based compensation expense and additional paid-in-capital.
PSUs
Stock-based compensation expense for PSUs is measured based on the closing fair market value of our common stock on the date of grant. We recognize stock-based compensation expense over the award's requisite service period, which is defined as the longest explicit, implicit or derived service period based on our estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. The vesting of our PSUs is generally contingent upon the achievement of certain performance criteria related to our operating performance, as well as successful and timely development and market acceptance of future product introductions. For PSUs containing only performance conditions, compensation cost is recognized using the graded attribution model over the explicit or implicit service period. In addition, certain of the PSUs have further service requirements subsequent to achievement of the performance criteria.

Performance-based grants generally have vesting periods ranging from one to eight years and a contractual maturity of ten years. We account for forfeitures as they occur as a reduction to stock-based compensation expense and additional paid-in-capital. Our performance-based restricted stock units include XSUs granted under the 2024 Employee XSP and the 2024 CEO Performance Award discussed further below.
2024 Employee XSP and 2024 CEO Performance Award
On May 10, 2024, our shareholders approved the 2024 Employee XSP. The 2024 Employee XSP includes an approved pool of shares of common stock reserved for grants of awards of XSUs to employees. The grants of XSUs (the “2024 XSUs”) are grants of performance-based RSUs. The program includes seven substantially equal tranches that will vest upon certification by the Compensation Committee of the Board of Directors (the “Compensation Committee”) upon achievement of three independent vesting conditions: (1) stock price goals; (2) operational goals; and (3) minimum service conditions.
Additionally, on May 10, 2024, shareholders approved a grant of XSUs to our CEO, Patrick W. Smith (the “2024 CEO Performance Award”). The stock price goals and operational goals applicable to the 2024 CEO Performance Award are identical to those under the 2024 Employee XSP, but Mr. Smith is subject to a longer minimum required service period.
Stock-based compensation expense associated with the XSUs is recognized over the requisite service period, which is considered the longest explicit, implicit or derived service period for each respective tranche. We utilized Monte Carlo simulations to evaluate a range of possible future stock price goals over the term of the awards at each of the respective grant dates. The median of all iterations of the simulation was used as the basis for the derived service period for each tranche.
We measured the grant date fair value of each tranche using a Monte Carlo simulation with the following assumptions: risk-free interest rate of 3.6% – 4.5%, expected volatility of 41.0% – 46.8%, expected term of 8.0 – 8.6 years, and dividend yield of 0.0%. We utilized a blended volatility assumption, equally weighting both historical volatility and implied volatility, resulting in a weighted-average expected volatility of 41.6%. An illiquidity discount is considered in our estimate of the fair value of shares during post-vesting holding periods. The mandatory post-vesting holding periods for XSUs will lapse on the earlier of (i) December 31, 2030, or (ii) the date that a subsequent tranche vests and settles. Therefore, the illiquidity discount is dependent upon projected tranche vesting dates, determined via the Monte Carlo simulation. This simulation is based on a subjective assessment of our forward-looking financial projections, taking into consideration statistical analysis.
Even though no tranche with respect to either XSUs granted under the 2024 Employee XSP or the 2024 CEO Performance Award vests unless the applicable stock price goal, operational goal and corresponding minimum service condition are achieved, stock-based compensation expense is recognized when an operational goal is considered probable of attainment regardless of the achievement of the stock price and minimum service conditions. As of December 31, 2024, we consider some of the tranches probable and will recognize the expense ratably over their respective expected vesting periods. This may result in volatility and higher upfront expense recognition and is subject to change based on periodic probability assessments. Refer to Note 16 for further discussion.
Stock Options
On May 24, 2018, our shareholders approved the Board of Directors’ grant of 6.4 million performance-based stock options to our CEO, Patrick W. Smith, (the “2018 CEO Performance Award”). The 2018 CEO Performance Award consisted of 12 substantially equal tranches with a vesting schedule based entirely on the attainment of both operational goals (performance conditions) and market capitalization goals (market conditions), assuming continued employment either as the Chief Executive Officer or as both Executive Chairman and Chief Product Officer and service through each vesting date. For performance-based stock options with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense was recognized for each pair of performance and market conditions over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. The fair value of such awards was estimated on the grant date using Monte Carlo simulations.
Income per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution from outstanding stock-based awards, our 2027 Notes, and warrants to acquire shares of our common stock (the "Warrants" or "2027 Warrants"). The effects of outstanding stock-based awards, our 2027 Notes, and our 2027 Warrants are excluded from the computation of diluted net income per share in periods in which the effect would be antidilutive. The calculation of the weighted average number of shares outstanding and earnings per share is as follows (in thousands except per share data):

	For the Year Ended December 31,
	2024	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$377,034	$175,783	$146,930
Denominator:
Weighted average shares outstanding	75,748	74,195	71,093
Dilutive effect of stock-based awards	1,435	1,261	1,441
Dilutive effect of 2027 Notes	1,139	—	—
Dilutive effect of 2027 Warrants	236	—	—
Diluted weighted average shares outstanding	78,558	75,456	72,534

Net income per common share:
Basic	$4.98	$2.37	$2.07
Diluted	$4.80	$2.33	$2.03
Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Stock-based awards	4,132	1,014	3,264
2027 Notes	1,877	3,017	3,017
2027 Warrants	2,781	3,017	3,017
Total potentially dilutive securities	8,790	7,048	9,298
For additional information regarding our 2027 Notes, refer to Note 12.
Recently Issued Accounting Guidance
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires improvements to annual and interim segment disclosures, primarily through enhanced disclosures around significant segment expenses. We adopted this ASU effective for our Annual Report on Form 10-K for the year ending December 31, 2024, and as a result, enhanced certain qualitative considerations within "Segment Information" of Note 1. There were no significant impacts to our existing quantitative disclosures as a result of our adoption of this ASU.
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
In March 2024, the SEC adopted final rules under SEC Release No. 34-99678 and No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors (the “Final Rules”), which will require registrants to provide certain climate-related information in their registration statements and annual reports. The Final Rules require, among other things, disclosure in the notes to the audited financial statements of the effects of severe weather events and other natural conditions, subject to certain thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates in certain circumstances. The financial statement disclosure requirements of the Final Rules will begin phasing in for fiscal year 2025. In April 2024, the SEC stayed the effectiveness of the Final Rules pending judicial review. We are currently evaluating the impact of the Final Rules on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures. ASU 2024-03 is intended to enhance level of detail disclosed related to expense categories and provide additional disclosure of expenses by nature. The provisions of ASU 2024-03 are effective for our Annual Report on Form 10-K for the year ending December 31, 2027, with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04, Debt (Topic 470): Debt with Conversion and Other Options. ASU 2024-04 clarifies the assessment of whether a transaction should be accounted for as an induced conversion or debt extinguishment when the terms of convertible debt are changed to induce conversion. The provisions of ASU 2024-04 are effective for our Annual Report on Form 10-K for the year ending December 31, 2026, with early adoption permitted. We are currently evaluating the impact of this update.
Note 2 - Revenues
Nature of Products and Services
The following table presents our revenues by primary product and service offering and reportable segment (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023
	TASER	Software and Sensors	Total	TASER	Software and Sensors	Total
TASER Devices (Professional)	$453,055	$—	$453,055	$333,923	$—	$333,923
Cartridges	246,766	—	246,766	193,285	—	193,285
Axon Evidence and Cloud Services	54,913	808,256	863,169	35,680	566,003	601,683
Extended Warranties	37,515	66,141	103,656	31,689	55,154	86,843
Axon Body Cameras and Accessories	—	246,855	246,855	—	183,023	183,023
Axon Fleet Systems	—	104,890	104,890	—	121,842	121,842
Other (1) (2)	26,424	37,711	64,135	18,933	21,167	40,100
Total	$818,673	$1,263,853	$2,082,526	$613,510	$947,189	$1,560,699

	Year Ended December 31, 2022
	TASER	Software and Sensors	Total
TASER Devices (Professional)	$282,698	$—	$282,698
Cartridges	181,686	—	181,686
Axon Evidence and Cloud Services	18,182	367,852	386,034
Extended Warranties	29,056	45,507	74,563
Axon Body Cameras and Accessories	—	157,281	157,281
Axon Fleet Systems	—	63,017	63,017
Other (1) (2)	19,422	22,442	41,864
Total	$531,044	$656,099	$1,187,143
(1)TASER segment “Other” includes smaller categories, such as VR hardware, weapons training revenue such as revenue associated with our Master Instructor School, and TASER consumer device sales.
(2)Software and Sensors segment “Other” includes revenue from items including Signal Sidearm, Interview Room, Axon Air, partners' contra-revenue and other sensors and equipment.

The following table presents our revenues disaggregated by geography (in thousands):

	Year Ended December 31,
	2024		2023		2022
United States	$1,775,194	85%	$1,335,516	86%	$985,183	83%
Other countries	307,332	15	225,183	14	201,960	17
Total	$2,082,526	100%	$1,560,699	100%	$1,187,143	100%
Contract Balances
The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the year ended December 31, 2024 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Contract assets, net	$487,805	$371,614	$249,001
Contract liabilities (deferred revenue)	973,640	741,316	593,038
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	499,727	357,979	258,063
During the year ended December 31, 2024, our contract assets balance increased by $116.2 million, or 31.3%, due to increased sales under subscription plans. Contract liabilities increased $232.3 million, or 31.3%, for the year ended December 31, 2024 due to acquisitions and increased subscription invoicing for Software and Sensors hardware and services in advance of fulfilling performance obligations to customers.
Contract liabilities (deferred revenue) consisted of the following (in thousands):

	December 31, 2024			December 31, 2023
	Current	Long-Term	Total	Current	Long-Term	Total
Warranty:
TASER	$16,107	$19,288	$35,395	$14,666	$18,828	$33,494
Software and Sensors	36,842	19,706	56,548	22,642	8,165	30,807
	52,949	38,994	91,943	37,308	26,993	64,301
Hardware:
TASER	49,195	35,116	84,311	35,845	29,689	65,534
Software and Sensors	89,992	144,191	234,183	63,299	117,024	180,323
	139,187	179,307	318,494	99,144	146,713	245,857
Services:
TASER	9,635	6,134	15,769	7,832	3,983	11,815
Software and Sensors	411,184	136,250	547,434	326,131	93,212	419,343
	420,819	142,384	563,203	333,963	97,195	431,158
Total	$612,955	$360,685	$973,640	$470,415	$270,901	$741,316

	December 31, 2024			December 31, 2023
	Current	Long-Term	Total	Current	Long-Term	Total
TASER	$74,937	$60,538	$135,475	$58,343	$52,500	$110,843
Software and Sensors	538,018	300,147	838,165	412,072	218,401	630,473
Total	$612,955	$360,685	$973,640	$470,415	$270,901	$741,316

Remaining Performance Obligations
As of December 31, 2024, we had approximately $7.9 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC 606 as of December 31, 2024. We currently expect to recognize between approximately 20% - 25% of this balance over the next 12 months, and expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation, or other contract cancellation clauses.
Costs to Obtain a Contract
We recognize an asset for the incremental costs of obtaining a contract with a customer, which consist primarily of sales commissions. As of December 31, 2024, our assets for costs to obtain contracts were as follows (in thousands):

	December 31, 2024	December 31, 2023
Current deferred commissions (1)	$59,025	$46,224
Deferred commissions, net of current portion (2)	154,894	119,084
	$213,919	$165,308
(1)Current deferred commissions are included within prepaid expenses and other current assets on the consolidated balance sheets.
(2)Deferred commissions, net of current portion, are included in other long-term assets on the consolidated balance sheets.
During the years ended December 31, 2024, 2023 and 2022, we recognized $50.8 million, $34.1 million, and $24.4 million, respectively, of amortization related to deferred commissions. These costs are recorded within SG&A expenses in the consolidated statements of operations and comprehensive income (loss).
Significant Judgments
Our contracts with certain municipal government customers may be subject to budget appropriation, other contract cancellation clauses or optional renewal periods. In contracts where the customer’s performance is subject to budget appropriation clauses, we generally consider the likelihood of non-appropriation to be remote when determining the contract term and transaction price. Contracts with other cancellation provisions or optional periods may require judgment in determining the contract term, including the existence of substantive termination penalties, determining transaction price and identifying the performance obligations.
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
In contracts where there are timing differences between when we transfer a promised good or service to the customer and when the customer pays for that good or service, we assess whether there is any implied financing within the transaction, and if so, recognize related interest income, or expense, on the transaction. The amount of imputed interest is immaterial for the years ended December 31, 2024, 2023 and 2022.
Judgment is required to determine the SSP for each distinct performance obligation. We analyze stand-alone sales of our products and services as a basis for estimating the SSP of our products and services and then use that SSP as the basis for allocating the transaction price when our products and services are sold together in a contract with multiple performance obligations. In instances where the SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include cost plus margin, market comparisons and other observable inputs.
Note 3 - Cash, Cash Equivalents and Investments
The following table summarizes our cash, cash equivalents, marketable securities and available-for-sale investments at December 31, 2024 (in thousands):

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities	Short-Term Investments
Cash	$94,919	$—	$—	$94,919	$94,919	$—	$—

Level 1:
Money market funds	322,874	—	—	322,874	322,874	—	—
Agency bonds	996	—	—	996	—	—	996
U.S. Government bonds	75,994	7	(5)	75,996	—	—	75,996
U.S. Treasury bills	14,431	25	—	14,456	—	—	14,456
Marketable securities	90,000	108,270	—	198,270	—	198,270	—
Subtotal	504,295	108,302	(5)	612,592	322,874	198,270	91,448
Level 2:
Term deposits	136,480	—	—	136,480	11,480	—	125,000
Corporate bonds	122,018	10	(63)	121,965	24,075	—	97,890
Commercial paper	20,393	—	—	20,393	1,496	—	18,897
Subtotal	278,891	10	(63)	278,838	37,051	—	241,787
Total	$878,105	$108,312	$(68)	$986,349	$454,844	$198,270	$333,235

As of December 31, 2024, we had $136.7 million of available-for-sale investments with unrealized losses of which none have been in a continuous unrealized loss position for 12 months or longer. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.
Acquired common stock is recorded as marketable securities in the consolidated balance sheets and its fair value is adjusted every reporting period. Changes in fair value are recorded in the consolidated statement of operations as unrealized gain (or loss) on marketable securities, which is included in other income (loss), net. During the year ended December 31, 2024, we recorded an unrealized gain on marketable securities of $120.3 million.

The following table summarizes our cash, cash equivalents and available-for-sale investments at December 31, 2023 (in thousands):

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities	Short-Term Investments
Cash	$406,743	$—	$—	$406,743	$406,743	$—	$—

Level 1:
Money market funds	1,470	—	—	1,470	1,470	—	—
Agency bonds	222,057	2	(174)	221,885	101,635	—	120,250
U.S. Government bonds	238,747	120	(237)	238,630	—	—	238,630
U.S. Treasury bills	148,063	28	—	148,091	88,697	—	59,394
Marketable securities	90,000	—	(12,060)	77,940	—	77,940	—
Subtotal	700,337	150	(12,471)	688,016	191,802	77,940	418,274
Level 2:
Term deposits	128,205	—	—	128,205	—	—	128,205
Corporate bonds	80,646	8	(165)	80,489	—	—	80,489
Treasury inflation-protected securities	2,635	—	(5)	2,630	—	—	2,630
Commercial paper	14,456	—	—	14,456	—	—	14,456
Subtotal	225,942	8	(170)	225,780	—	—	225,780
Total	$1,333,022	$158	$(12,641)	$1,320,539	$598,545	$77,940	$644,054
As of December 31, 2023, we had $420.4 million of available-for-sale investments with unrealized losses. Of this amount, $138.8 million had been in a continuous unrealized loss position for 12 months or longer, with total gross unrealized losses of $0.3 million. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. During the years ended December 31, 2023 and 2022, we recorded a $38.7 million unrealized gain and $32.9 million unrealized loss on marketable securities, respectively.

Note 4 - Expected Credit Losses
Accounts and notes receivable, contract assets and off-balance-sheet exposures are presented net of a reserve for expected credit losses, which totaled $5.6 million, $4.0 million and $3.6 million as of December 31, 2024, 2023, and 2022, respectively.
The following table provides a roll-forward of the allowance for expected credit losses for finance receivables and off-balance-sheet exposures. The expected credit losses for receivables is deducted from the amortized cost basis of accounts receivable, contract assets and notes receivable to present the net amount expected to be collected (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	United States	Other countries	Total	United States	Other countries	Total	United States	Other countries	Total
Balance, beginning of period	$3,369	$597	$3,966	$3,064	$566	$3,630	$3,171	$178	$3,349
Provision for expected credit losses	3,725	308	4,033	815	269	1,084	309	391	700
Amounts written off charged against the allowance	(2,309)	(95)	(2,404)	(510)	(244)	(754)	(416)	—	(416)
Other, including foreign currency translation	—	14	14	—	6	6	—	(3)	(3)
Balance, end of period (1)	$4,785	$824	$5,609	$3,369	$597	$3,966	$3,064	$566	$3,630
(1)Ending balance includes allowance for credit losses recorded in other current liabilities on the consolidated balance sheets, which is related to off-balance-sheet credit exposure.
As of December 31, 2024 and December 31, 2023, the allowance for expected credit losses for each type of customer receivable and off-balance-sheet exposures were as follows (in thousands):

	December 31, 2024	December 31, 2023
Accounts receivable and notes receivable, current	$3,322	$2,392
Contract assets, net	2,239	1,516
Long-term notes receivable, net of current portion	48	44
Other current liabilities	—	14
Total allowance for expected credit losses on customer receivables	$5,609	$3,966
Note 5 - Inventory
Inventory consisted of the following at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$93,070	$104,112
Finished goods	172,246	165,743
Total inventory	$265,316	$269,855
During the year ended December 31, 2024, we recorded provisions to reduce inventories to their lower of cost or net realizable value of approximately $17.8 million compared to $5.4 million during the year ended December 31, 2023.

Note 6 - Property and Equipment
Property and equipment consisted of the following at December 31, 2024 and December 31, 2023 (in thousands):

	Estimated Useful Life	December 31, 2024	December 31, 2023
Land	N/A	$51,612	$51,612
Building and leasehold improvements	3 - 39 years	52,065	32,092
Production equipment	3 - 5 years	148,922	105,245
Computers, equipment and software	3 - 5 years	34,429	30,778
Furniture and office equipment	3 - 5 years	10,058	8,383
Vehicles	5 years	8,139	7,451
Capitalized internal software development costs	3 - 5 years	15,906	14,799
Construction-in-process	N/A	62,178	55,397
Total cost		383,309	305,757
Less: Accumulated depreciation		(135,985)	(105,224)
Property and equipment, net		$247,324	$200,533
Construction-in-process included $33.6 million and $31.0 million related to our development in Scottsdale, Arizona at December 31, 2024 and December 31, 2023, respectively.
Depreciation and amortization expense related to property and equipment was $39.4 million, $28.1 million and $20.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, of which $21.4 million, $13.6 million and $8.5 million was included in cost of sales for the respective years.
Note 7 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2024 and December 31, 2023 were as follows (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023
	TASER	Software and Sensors	Total	TASER	Software and Sensors	Total
Balance, beginning of period	$2,984	$54,961	$57,945	$2,957	$42,026	$44,983
Goodwill acquired	—	701,695	701,695	—	12,751	12,751
Purchase accounting adjustments	—	(479)	(479)	—	(19)	(19)
Foreign currency translation adjustments	(131)	(2,192)	(2,323)	27	203	230
Balance, end of period	$2,853	$753,985	$756,838	$2,984	$54,961	$57,945
There were no accumulated impairment losses as of December 31, 2024 and 2023.

Intangible assets (other than goodwill) consisted of the following at December 31, 2024 and December 31, 2023 (in thousands):

		December 31, 2024			December 31, 2023
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable (definite-lived) intangible assets:
Developed technology	3 ‑ 8 years	$118,322	$(21,337)	$96,985	$29,402	$(16,562)	$12,840
Customer relationships	5 ‑ 10 years	33,223	(4,716)	28,507	5,530	(3,620)	1,910
Issued trademarks	3 ‑ 23 years	6,706	(1,784)	4,922	1,333	(817)	516
Issued patents	8 ‑ 26 years	2,931	(1,470)	1,461	3,222	(1,707)	1,515
Domain names	5 ‑ 10 years	3,043	(2,433)	610	3,043	(2,128)	915
Non-compete agreements		—	—	—	448	(448)	—
Total amortizable		164,225	(31,740)	132,485	42,978	(25,282)	17,696
Non-amortizable (indefinite-lived) intangible assets:
In-process research and development(1)		41,000	—	41,000	—	—	—
Trademarks		1,068	—	1,068	1,068	—	1,068
Patents and trademarks pending		604	—	604	775	—	775
Total non-amortizable		42,672	—	42,672	1,843	—	1,843
Total intangible assets		$206,897	$(31,740)	$175,157	$44,821	$(25,282)	$19,539
(1)     Consists of in-process research and development costs pertaining to the acquisition of Dedrone. For additional details, refer to Note 21.
Amortization expense of intangible assets was $17.4 million, $4.5 million and $4.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Estimated amortization for intangible assets with definite lives for the next five years ended December 31, and thereafter, is as follows (in thousands):

2025	$23,850
2026	23,655
2027	22,423
2028	21,437
2029	19,203
Thereafter	21,917
Total	$132,485

Note 8 – Strategic Investments
Strategic investments include equity and debt investments in a number of non-public technology driven companies. We generally account for strategic equity investments under the ASC 321 measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for the equity investments. The equity investments are measured at cost less impairment, adjusted for observable price changes and are assessed for impairment whenever events or changes in circumstances indicate that the fair value may be less than its carrying value.
For the debt security strategic investment, we have elected to account for this investment and the associated embedded derivatives utilizing the fair value option. Unrealized changes in fair value for the entire hybrid instrument are recorded within other income (loss), net in the consolidated statement of operations.
In conjunction with certain of our strategic investments, we may have the ability to commit additional capital over time through warrants and call options; for some investments, the exercisability and exercise prices are conditional on the achievement of certain performance metrics. Depending on their contractual terms, our warrants and call options may be accounted for under either the ASC 321 measurement alternative or as derivative instruments under ASC 815.
The following tables provide a roll-forward of the balance of strategic investments (in thousands):

	Year Ended December 31, 2024					Year Ended December 31, 2023
	Equity investments	Warrants	Call options	Debt investments	Total	Equity investments	Warrants	Call Options	Total
Balance, beginning of period	$212,996	$1,501	$17,233	$—	$231,730	$277,676	$1,654	$17,233	$296,563
Investments	103,888	2,012	—	7,500	113,400	15,016	1,176	—	16,192
Fair value adjustments:
Realized gains (losses) during the period, net	95,429	—	(4,279)	—	91,150	—	—	—	—
Unrealized gains on strategic investments still held at the reporting date	74,784	855	—	1,084	76,723	—	—	—	—
Unrealized losses on strategic investments still held at the reporting date	(4,093)	—	(893)	—	(4,986)	(81,196)	(1,329)	—	(82,525)
Exercises	(163,406)	—	(12,061)	—	(175,467)	1,500	—	—	1,500
Balance, end of period	$319,598	$4,368	$—	$8,584	$332,550	$212,996	$1,501	$17,233	$231,730

During the year ended December 31, 2024, we exercised call options and acquired the remaining outstanding stock of two strategic investments - Fusus L.L.C. ("Fusus") and Dedrone Holdings, Inc. ("Dedrone"). Our pre-existing interests had fair values at the acquisition dates of $63.3 million and $112.2 million, respectively. The acquisitions of Fusus and Dedrone resulted in net non-taxable gains of $42.3 million and $51.6 million related to the existing strategic equity investments and call options in Fusus and Dedrone, respectively. For additional discussion, refer to Note 21.
Additionally, as a result of an observable price change for a separate strategic investee, we recognized an unrealized gain of $75.6 million for the strategic investment and related warrants in other income (loss), net on our consolidated statement of operations during the year ended December 31, 2024.
For the debt security strategic investment, we recognized an unrealized gain of $1.1 million for the entire hybrid instrument in other income (loss), net on our consolidated statement of operations during the year ended December 31, 2024.

	Inception to date
	Equity investments	Warrants	Call options	Debt investments	Total
Investments	$325,105	$6,235	$17,232	$7,500	$356,072
Fair value adjustments:
Realized gains (losses) on strategic investment transactions, net	107,741	—	(4,279)	—	103,462
Cumulative unrealized gains (losses)	63,203	88,298	(893)	1,084	151,692
Exercises	(161,905)	(90,165)	(12,060)	—	(264,130)
Sales	(14,546)	—	—	—	(14,546)
Balance, end of period	$319,598	$4,368	$—	$8,584	$332,550
Strategic investment cumulative unrealized net gains are comprised of upward adjustments of $240.7 million and downward adjustments and impairments of $89.0 million.
Note 9 - Variable Interest Entities
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
•The VIE’s capital structure;
•The terms between the VIE and its variable interest holders and other parties involved with the VIE; and
•Related party affiliations.
As of December 31, 2024 and December 31, 2023, the unconsolidated non-public VIEs in which we hold variable interests were as follows (in thousands):

	December 31, 2024	December 31, 2023
Carrying value of variable interest - assets(1)	$25,171	$4,986
(1)    Balance reflects the maximum exposure to loss, which is limited to the carrying value of the interest.
The primary purpose of our U.S.-based, unconsolidated VIE investments is to create strategic partnerships with market-leading providers of law enforcement technology solutions. We present all variable interests in unconsolidated VIEs as strategic investments within the long-term assets section of the consolidated balance sheets.
We have provided financial support to the unconsolidated VIEs in exchange for investments in debt and preferred equity securities as well as warrants and call options that give us the ability to commit additional capital over time. Financial support provided to the unconsolidated VIEs is used to continue to finance their operations.

Note 10 - Other Long-Term Assets

Other long-term assets consisted of the following at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Deferred commissions	$154,894	$119,084
Operating lease assets	44,567	36,155
Deferred cost of goods sold	14,123	14,388
Cash surrender value of corporate-owned life insurance policies	8,398	7,558
Deferred implementation costs	1,305	2,175
Prepaid expenses, deposits and other	14,333	11,671
Total other long-term assets	$237,620	$191,031
Note 11 - Accrued Liabilities
Accrued liabilities consisted of the following at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Accrued commissions	$88,237	$58,641
Accrued bonus	59,780	56,188
Accrued income and other taxes	27,863	5,784
Accrued salaries and benefits	25,233	10,807
Accrued inventory in transit	13,101	12,197
Accrued cloud hosting fees	10,673	8,530
Accrued warranty expense	8,284	7,374
Accrued consulting and IT fees	7,846	5,421
Other accrued expenses	38,176	28,608
Total accrued liabilities	$279,193	$193,550

Note 12 – Convertible Senior Notes
2027 Notes
In December 2022, we issued $690.0 million aggregate principal amount of our 2027 Notes (the "Notes") in a private offering, which aggregate principal amount included the exercise in full of the initial purchasers’ option to purchase up to an additional $90.0 million principal amount of the Notes. The Notes mature on December 15, 2027 and bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. The total net proceeds from the issuance of the Notes, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs of $16.2 million, were approximately $673.8 million. The effective interest rate for the Notes was 0.99% and included interest payable and amortization of debt issuance cost.

The terms of the Notes allow for conversion into common stock, cash, or a combination of cash and common stock, at our option. On or after December 22, 2025, we may redeem for cash all or any portion of the notes in accordance with the optional redemption terms of the convertible debt agreement.

	December 31, 2024
	Maturity Date	Initial Conversion Price per Share	Initial Conversion Rate per $1,000 Par Value	Initial Number of Shares
2027 Notes	December 15, 2027	$228.73	4.3720 shares	3,016,680

The notes are convertible, in multiples of $1,000 principal amount, at the option of the holders prior to the close of business on the business day immediately preceding September 15, 2027 only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on March 31, 2023 (and only during such fiscal quarter), if the last reported sale price per common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•any time preceding September 15, 2027, when during the five consecutive business days immediately after any 10 consecutive trading day period (the “Measurement Period”), if the trading price per $1,000 principal amount of Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of certain corporate events or distributions on our ordinary shares, as provided in the indenture governing the Notes;
•if we call the Notes for redemption; or any time from, and including, September 15, 2027 until the close of business on the second scheduled trading day immediately before the maturity date
If we undergo a fundamental change (as defined in the indenture governing the Notes), holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, up to but excluding the fundamental change repurchase date. In addition, following certain corporate events or if we issue a notice of redemption, it will increase the conversion rate for holders who elect to convert their Notes in connection with such corporate event or during the relevant redemption period.
The following table summarizes the carrying value of the Notes (in thousands):

	December 31, 2024	December 31, 2023
Principal	$690,000	$690,000
Unamortized debt issuance costs	(9,711)	(12,887)
Convertible notes carrying amount, net	$680,289	$677,113

We consider the fair value of the Notes to be a Level 2 measurement. The estimated fair value of the Notes at December 31, 2024 and December 31, 2023 is based on the closing trading price per $1,000 of the Notes as of the last day of trading for each period as follows (in millions):

	December 31, 2024	December 31, 2023
2027 Notes	$1,798.5	$873.3
Interest expense related to the Notes was as follows (in thousands):

	December 31, 2024	December 31, 2023
Contractual interest expense	$3,451	$3,450
Amortization of debt issuance costs	3,176	3,126
Total interest expense	$6,627	$6,576
Note Hedge
To reduce the impact of potential economic dilution upon conversion of the Notes, we entered into a convertible note hedge transaction (the “Note Hedge” or “2027 Note Hedge”) with certain investment banks, with respect to our common stock, concurrently with the issuance of the 2027 Notes.

	Purchase Price	Shares Purchased
2027 Note Hedge	$194,994	3,016,680
The Note Hedge covers shares of our common stock at a strike price per share that corresponds to the initial conversion price of the respective Notes, subject to adjustment, and is exercisable upon conversion of the Notes. If exercised, we may elect to receive cash, shares of our common stock, or a combination of cash and shares. We have accounted for the aggregate amount of purchase price for the Note Hedge as a reduction to additional paid-in capital. The Note Hedge will expire upon the maturity of the Notes. The Note Hedge is intended to reduce the potential economic dilution upon conversion of the Notes in the event that the market value per share of our common stock at the time of exercise is greater than the conversion price of the Notes. The Note Hedge is a separate transaction and is not part of the terms of the Notes. Holders of the Notes do not have any rights with respect to the Note Hedge. The Note Hedge does not impact earnings per share, as it was entered into to offset any dilution from the Notes. As of December 31, 2024, 3,016,680 shares remain subject to the Note Hedge.
Note Warrants

	Proceeds	Shares	Strike Price	First Expiration
2027 Warrants	$124,269	3,016,680	$338.86	March 15, 2028
Separately, we entered into warrant transactions with certain investment banks, whereby we sold warrants to acquire, subject to adjustment, the number of shares of our common stock shown in the table above. If the average market value per share of our common stock exceeds the strike price of the Warrants, such Warrants would have a dilutive effect on our earnings per share to the extent we report net income. According to the terms of the Warrants, the Warrants will be automatically exercised over a 60-trading day period beginning on the first expiration date as set forth above.
Note 13 - Commitments and Contingencies
Cloud Service Commitments
In June 2022, we entered into a purchase agreement for cloud hosting with a six year term beginning July 1, 2022. The purchase agreement includes a total commitment of $425.0 million. Storage fees under this agreement were $81.9 million for the year ended December 31, 2024. The remaining purchase commitment at December 31, 2024 was $265.5 million.

Purchase Commitments
We routinely enter into cancelable and non-cancelable purchase orders with many of our key vendors. Based on the strategic relationships with many of these vendors, our ability to cancel these purchase orders and maintain a favorable relationship would be limited. As of December 31, 2024, we had approximately $637.5 million of open purchase orders and $272.1 million of other purchase obligations, inclusive of the data storage commitment noted above.
Product Litigation
As a manufacturer of weapons and other law enforcement tools used in high-risk field environments, we are often the subject of products liability litigation concerning the use of our products. We are currently named as a defendant in two such lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CED was used by law enforcement officers in connection with arrests or training. While the facts vary from case to case, these product liability claims typically allege defective product design, manufacturing, and/or failure to warn. They seek compensatory and sometimes punitive damages, often in unspecified amounts.
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
Other Matters
Despite the FTC’s dismissal of its administrative enforcement complaint against Axon without consent decree or other condition in October 2023, other parties continue to allege that Axon’s May 2018 acquisition of an insolvent body camera competitor, Vievu LLC, was anticompetitive. Two purported antitrust lawsuits based largely on the FTC’s unproven allegations are pending in the District of New Jersey (Case No. 3:23-cv-7182) and District of Arizona (Case No. 2:24-cv-01869-SMB). Axon denies all allegations of anticompetitive or other misconduct and is vigorously defending the cases.
Pending in the Eastern District of Virginia (Case No. 1:24-CV-01625) is a patent infringement suit filed by Airspace Systems, Inc. against Dedrone Holdings, Inc. involving certain drone technology. After Axon acquired Dedrone on October 1, 2024, Airspace amended its complaint and added Axon as a defendant. Axon and Dedrone deny infringement and further contend that the three asserted patents are invalid and/or contain patent ineligible subject matter.
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
Based on our assessment of outstanding litigation and claims as of December 31, 2024, we have determined that it is not reasonably possible that these losses, if any, from lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Off-Balance Sheet Arrangements
Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At December 31, 2024, we had outstanding letters of credit issued under our credit facility of $7.8 million that are expected to expire through 2026. We also had outstanding letters of credit of $0.1 million that do not draw against our credit facility. Additionally, we had $20.9 million of outstanding surety bonds as of December 31, 2024, with expiration dates ranging through 2029.
Note 14 - Income Taxes
Income before provision (benefit) for income taxes included the following components for the years ended December 31 (in thousands):

	2024	2023	2022
United States	$357,484	$134,509	$191,353
Foreign	24,020	22,552	4,885
Total	$381,504	$157,061	$196,238
Significant components of the provision (benefit) for income taxes were as follows for the years ended December 31 (in thousands):

	2024	2023	2022
Current:
Federal	$60,924	$33,084	$10,804
State	18,298	10,371	10,118
Foreign	3,388	2,804	2,892
Total current	82,610	46,259	23,814
Deferred:
Federal	(63,073)	(60,673)	26,180
State	(20,838)	(9,172)	(2,015)
Foreign	(1,815)	89	(2,146)
Total deferred	(85,726)	(69,756)	22,019
Tax impact of unrecorded tax benefits liability	7,586	4,775	3,475
Provision for (benefit from) income taxes	$4,470	$(18,722)	$49,308

A reconciliation of our effective income tax rate to the federal statutory rate follows for the years ended December 31 (in thousands):

	2024	2023	2022
Federal income tax at the statutory rate	$80,120	$32,983	$41,224
Excess stock-based compensation benefit	(83,748)	(106,522)	(4,616)
Executive compensation limitation	51,858	77,350	5,784
R&D credits	(36,571)	(26,204)	(13,340)
Nontaxable gain on investments	(19,727)	—	—
Change in unrecognized tax benefits	7,356	4,351	3,215
Other permanent differences	5,176	1,201	1,118
Global intangible low-taxed income	3,081	1,890	653
Foreign derived intangible income deduction	(2,558)	(961)	(2,597)
Foreign tax credit	(1,914)	(1,922)	—
State income taxes, net of federal benefit	1,713	3,730	7,915
Change in valuation allowance	(903)	(4,695)	10,216
Tax effects of intercompany transactions	(222)	(2,033)	(417)
Difference between statutory and foreign tax rates	801	1,013	(428)
Other	8	1,097	581
Provision for (benefit from) income taxes	$4,470	$(18,722)	$49,308
Effective tax rate	1.2%	(11.9)%	25.1%

Significant components of our deferred income tax assets and liabilities are as follows at December 31, 2024 and December 31, 2023 (in thousands):

	2024	2023
Deferred income tax assets:
R&D capitalization, net	$193,265	$99,746
Deferred revenue	66,948	59,443
Stock-based compensation	51,088	10,544
Convertible debt, net	31,603	39,649
Reserves, accruals, and other	21,634	12,264
R&D tax credit carryforward	19,100	16,554
Net operating loss carryforward	17,824	2,115
Accrued bonus	12,101	11,253
Lease liability	11,966	9,664
Inventory reserve	5,794	1,986
Deferred compensation	4,021	2,803
Strategic investments	—	6,109
Amortization	—	4,425
Total gross deferred tax assets	435,344	276,555
Valuation allowance	(23,054)	(21,600)
Total deferred income tax assets, net of valuation allowance	412,290	254,955
Deferred income tax liabilities:
Strategic investments	(42,260)	—
Amortization	(36,185)	—
Depreciation	(16,739)	(14,575)
Right of use asset	(10,639)	(8,404)
Prepaid expenses	(2,874)	(2,223)
Customer contract asset	(1,174)	(690)
Goodwill amortization	(509)	(314)
Other	—	(965)
Total deferred income tax liabilities	(110,380)	(27,171)
Net deferred income tax assets	$301,910	$227,784

Deferred taxes are reflected in the consolidated balance sheet as follows:
Non-current tax assets (included in deferred tax asset, net)	304,282	227,784
Non-current tax liabilities (included in other long-term liabilities)	(2,372)	—
Total	$301,910	$227,784
The following table presents the valuation allowance activity for years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Balance, beginning of period	$21,600	$26,368	$16,168
Tax provision (benefit)	(576)	(4,262)	10,409
Deductions charged to tax provision / benefit	(327)	(505)	(164)
Additions (reversals) to other accounts	2,357	(1)	(45)
Balance, end of period	$23,054	$21,600	$26,368

As of December 31, 2024, we have recorded a net tax benefit totaling $17.8 million for U.S. federal, state, and foreign net operating loss carryforwards ("NOLs"). As of December 31, 2024, $15.5 million of NOLs may be carried forward indefinitely while the remaining $2.3 million will begin to expire at various times from 2036 through 2044. As of December 31, 2024, we have a total of $26.1 million state (net of federal benefit) R&D credit carryforwards available to offset future income taxes. A total of $2.5 million of the state R&D credits may be carried forward indefinitely while the remaining $23.6 million will begin to expire at various times from 2025 through 2044.
As of December 31, 2024, we anticipate sufficient future pre-tax book income to realize a significant portion of our deferred tax assets. However, as we have Arizona R&D tax credits expiring unutilized each year, unrealized investment losses for which realization is uncertain, and specific identified intangibles with an indefinite life, we have recorded a 23.1 million valuation allowance against these specific deferred tax assets as of December 31, 2024.
The net change in total valuation allowance for the years ended December 31, 2024, and 2023 was an increase of $1.5 million and decrease of $4.8 million, respectively. The valuation allowance changes are driven primarily by certain state R&D tax credits that are expected to expire unutilized, acquired state NOLs, and movement in deferred tax assets associated with unrealized investment losses and transaction costs incurred in connection with certain investments that are not more likely than not to be realized. Of the net change in the valuation allowance in 2024 and 2023, a decrease of $0.9 million and $4.8 million, respectively, was recorded to tax expense and an increase of $2.4 million and $0 million, respectively, was recorded through the consolidated balance sheet.
We consider the undistributed earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside of the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We project that our foreign earnings will be utilized offshore for working capital and future foreign growth and we have not made a provision for U.S. or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. We have estimated the amount of deferred tax liability related to investments in these foreign subsidiaries undistributed earnings is approximately $1.1 million. If we decide to repatriate the undistributed foreign earnings, we will recognize the income tax effects in the period we change our assertion on indefinite reinvestment.
We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal and state income tax purposes. We have made the determination that it is not more likely than not that the full benefit of the R&D tax credit will be sustained on examination. As such, we recorded a liability for unrecognized tax benefits of $32.7 million as of December 31, 2024. We expect the amount of the unrecognized tax benefit to decrease by approximately $9.0 million within the next 12 months due to statute of limitations expirations. Should the unrecognized benefit of $32.7 million be recognized, our effective tax rate would be favorably impacted.
The following table presents a roll forward of our liability for unrecognized tax benefits, exclusive of accrued interest, as of December 31 (in thousands):

	2024	2023	2022
Balance, beginning of period	$25,754	$21,492	$18,249
Increase (decrease) in previous year tax positions	501	(215)	232
Increase in current year tax positions	7,313	6,963	3,343
Decrease due to lapse of statute of limitations	(842)	(2,486)	(332)
Balance, end of period	$32,726	$25,754	$21,492
Federal income tax returns for 2021 through 2023 remain open to examination by the U.S. Internal Revenue Service, while state and local income tax returns for 2020 through 2023 also generally remain open to examination by state taxing authorities. The 2010 through 2019 state and local income tax returns are only open to the extent that net operating losses or other tax attributes carrying forward from those years were utilized in 2020 through 2023. The foreign tax returns for 2020 through 2023 also generally remain open to examination, although some foreign jurisdictions can audit returns up to ten years.

We recognize interest and penalties related to unrecognized tax benefits within the provision (benefit) for income tax expense line in the consolidated statements of operations and comprehensive income. We have recognized expense (benefit), before federal tax impact, related to interest of $1.2 million, $0.3 million, and $0.1 million in 2024, 2023, and 2022 respectively. As of December 31, 2024, and 2023, we had accrued interest of $1.8 million and $0.6 million, respectively.
As part of the OECD global minimum tax framework, certain jurisdictions in which we operate have enacted or are in the process of implementing top-up tax provisions under Pillar Two. We have assessed the impact of these regulations on our tax position and included an immaterial adjustment in our income tax provision as of December 31, 2024. We continue to monitor legislative developments and will assess potential future impacts as additional guidance and implementation details become available.
Note 15 - Line of Credit
In December 2022, we entered into a credit agreement that provides for a senior unsecured multi-currency revolving credit facility (the "Credit Agreement") in an aggregate principal amount of up to $200.0 million, $30.0 million of which is available for the issuance of letters of credit. The Credit Agreement will mature on the earlier of December 15, 2027 or the date that is six months prior to the stated maturity date of the 2027 Notes unless the Notes have been redeemed, repurchased, converted or defeased in full. Additionally, the credit agreement has an accordion feature that allows for an increase in the total line of credit up to $300.0 million, in each lender’s sole discretion.
As of December 31, 2024, and 2023, respectively, no amounts were drawn under the Credit Agreement. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of December 31, 2024, we had letters of credit outstanding of approximately $7.8 million under the facility and available borrowing of $192.2 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at Term SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net debt to earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) ratio, which for the purposes of the Credit Agreement excludes investment interest income. “SOFR” is defined as a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York or a successor administrator of the secured overnight financing rate.
We are required to comply with a net leverage ratio, defined as consolidated total indebtedness to EBITDA, of no greater than 3.50 to 1.00 based upon a trailing four fiscal quarter period. At December 31, 2024, our net leverage ratio was (0.17) to 1.00. Additionally, we must comply with a consolidated interest coverage ratio, defined as EBITDA to consolidated interest expense, of no less than 3.50 to 1.00 based upon a trailing four fiscal quarter end. At December 31, 2024, our consolidated interest coverage ratio was 71.07 to 1.00.
Note 16 - Stockholders’ Equity
Common Stock and Preferred Stock
We have authorized the issuance of two classes of stock designated as “common stock” and “preferred stock,” each having a par value of $0.00001 per share. We are authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
2018 CEO Performance Award
As of December 31, 2024, no unrecognized stock-based compensation expense remained under the 2018 CEO Performance Award. Furthermore, no performance-based stock options were awarded during the years ended December 31, 2024, 2023 or 2022.
2024 Employee XSP and 2024 CEO Performance Award

The 2024 Employee XSP includes an approved pool of 4.5 million shares of common stock reserved for grants of XSUs to employees. A total of approximately 4.1 million XSUs were granted in the year ended December 31, 2024. The program includes seven substantially equal tranches that will vest upon certification by the Compensation Committee upon achievement of three independent vesting conditions, described in the following table:

	Operational Goals(1) (in millions)				Stock Price Goal		Minimum Service Requirement
Tranche	Revenue		Adj. EBITDA(2)				Employee XSP	CEO Award	Goal Expiration
1	$1,834	or	$382	and	$247.40	and	June 2025	December 2028	December 31, 2026
2	2,293	or	497	and	309.25	and	December 2025	December 2028	December 31, 2027
3	2,866	or	644	and	386.56	and	June 2026	December 2029	December 31, 2028
4	3,583	or	834	and	483.20	and	December 2026	December 2029	December 31, 2029
5	4,479	or	1,077	and	604.00	and	June 2027	December 2030	December 31, 2030
6	5,599	or	1,389	and	755.00	and	December 2027	December 2030	December 31, 2031
7	6,999	or	1,739	and	943.75	and	June 2028	December 2030	December 31, 2032
(1)     Operational goals are measured, as of any date, for the previous four consecutive fiscal quarters, beginning with the Company's first full fiscal quarter ending after the fiscal quarter in which the grant date occurred
(2)     In connection with certain acquisitions which were completed during fiscal year 2024, the Adjusted EBITDA goals were adjusted as required by the terms of the 2024 Employee XSP and 2024 CEO Performance Award

Additionally, 679,102 XSUs were granted to our CEO, Patrick W. Smith, pursuant to the terms of the 2024 CEO Performance Award. The stock price goals and operational goals applicable to the 2024 CEO Performance Award are identical to those under the 2024 Employee XSP described above, but Mr. Smith is subject to a longer minimum required service period.
Restricted Stock Units
The following table summarizes RSU activity for the years ended December 31 (number of units and aggregate intrinsic value in thousands):

	2024		2023		2022
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Units outstanding, beginning of year	1,615	$193.09	1,565	$145.48	1,115	$133.40
Granted	1,131	440.76	915	227.62	1,142	143.03
Released	(909)	196.35	(740)	140.81	(541)	117.49
Forfeited	(153)	208.12	(125)	157.95	(151)	138.99
Units outstanding, end of year	1,684	356.31	1,615	193.09	1,565	145.48
Aggregate intrinsic value at year end	$1,000,769
Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $594.32 per share, multiplied by the number of RSUs outstanding. The fair value as of the respective vesting dates of RSUs that vested during the year was $426.3 million, $161.7 million, and $84.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, we had $530.4 million of total unrecognized stock-based compensation expense related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.31 years. Shares underlying RSUs are generally released when vesting requirements are met.
Certain RSUs that vested in the year ended December 31, 2024 were net-share settled, such that we withheld shares to cover the employees’ tax obligations for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to RSUs during 2024 were 122,020 and had a value of approximately $58.1 million on their respective vesting dates as determined by the closing stock price on such dates.

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
Performance Stock Units
The following table summarizes PSU activity, inclusive of XSUs, for the years ended December 31 (number of units and aggregate intrinsic value in thousands):

	2024		2023		2022
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Units outstanding, beginning of year	394	$201.61	1,369	$43.43	1,499	$39.86
Granted	4,888	263.13	319	218.04	158	106.57
Released	(23)	140.90	(1,238)	37.98	(78)	107.58
Forfeited	(394)	232.94	(56)	48.40	(210)	41.62
Units outstanding, end of year	4,865	261.18	394	201.61	1,369	43.43
Aggregate intrinsic value at year end	$2,891,142
Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $594.32 per share, multiplied by the number of PSUs outstanding. The fair value as of the respective vesting dates of PSUs that vested during the year was $8.4 million, $256.5 million, and $10.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $756.2 million in total unrecognized stock-based compensation expense related to PSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the PSUs over a weighted average period of 4.24 years. Shares underlying PSUs are released when vesting requirements are met.
Certain PSUs that vested in the year ended December 31, 2024 were net-share settled such that we withheld shares to cover the employees’ tax obligations for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total shares withheld related to PSUs were approximately 370 and had a value of $0.1 million on their respective vesting dates as determined by the closing stock price on such dates. Payments for the employees’ tax obligations are reflected as a financing activity within the consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.
Stock Option Activity
The following table summarizes stock option activity for the years ended December 31 (number of options in thousands):

	2024		2023		2022
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	531	$28.58	2,438	$28.58	2,438	$28.58
Granted	—	—	—		—	—
Exercised	(510)	28.58	(1,907)	28.58	—	—
Expired / terminated	—	—	—		—	—
Options outstanding, end of year	21	28.58	531	28.58	2,438	28.58
Options exercisable, end of year	21	28.58	531	28.58	1,377	28.58

We did not grant any stock options in 2024, 2023 or 2022. The total intrinsic value of options exercised was $178.1 million and $323.0 million for the years ended December 31, 2024 and 2023, respectively; no options were exercised in the year ending December 31, 2022. The intrinsic value for options exercised was calculated as the difference between the exercise price of the underlying stock option awards and the market price of our common stock on the date of exercise.

The following table summarizes information about stock options that were fully vested or expected to vest as of December 31, 2024 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Weighted Number of Options Exercisable	Average Exercise Price	Average Remaining Contractual Life (Years)
$28.58	21	$28.58	3.15	21	$28.58	3.15
The aggregate intrinsic value of options exercisable at December 31, 2024 was $11.8 million. Aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $594.32 on the last trading day for the period ending December 31, 2024.
Stock-based Compensation Expense
We account for stock-based compensation using the fair-value method. Reported stock-based compensation expense was classified as follows for the years ended December 31 (in thousands):

	2024	2023	2022
Cost of product and service sales	$60,089	$6,595	$4,607
Selling, general and administrative expenses	190,561	58,533	51,301
Research and development expenses	131,954	66,230	50,268
Total stock-based compensation expense	$382,604	$131,358	$106,176
Income tax benefit	$79,275	$13,509	$25,154
Stock Incentive Plan
In May 2024, our shareholders approved the Axon Enterprise, Inc. Amended and Restated 2022 Stock Incentive Plan (the “Amended 2022 Plan”) authorizing an additional 2.2 million shares, plus remaining available shares under prior plans, for issuance under the Amended 2022 Plan. Combined with the shares of our common stock remaining available under our legacy stock incentive plans, there are 3.2 million shares available for grant as of December 31, 2024.
At-the-Market Equity Offering
We participate in an “at-the-market” equity offering program (the “ATM”), pursuant to which we are authorized to sell up to a total of approximately 2.0 million shares of our common stock. During the year ended December 31, 2024, no shares were sold under the ATM. During the year ended December 31, 2023, 467,594 shares of our common stock were sold under the ATM. We generated approximately $96.4 million in aggregate gross proceeds from these sales. Aggregate net proceeds were $94.7 million after deducting related expenses, including commissions to the sales agent and issuance costs of $1.7 million. During the year ended December 31, 2022, no shares were sold under the ATM.

We intend to use the net proceeds from the ATM for general corporate purposes, which may include, among other things, providing capital to satisfy a portion of the tax obligations related to the vesting and settlement of stock compensation awards granted to our executive officers and other employees under our stock plans, to support our growth, and to acquire or invest in product lines, services, technologies or facilities.
Stock Repurchase Plan
In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. As of December 31, 2024 and 2023, $16.3 million remained available under the plan for future purchases.

Note 17 – Accumulated Other Comprehensive Loss
The following table reflects the changes in accumulated other comprehensive loss, net of tax (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Investments (1)	Foreign Currency Translation	Total
Balance, December 31, 2021	$(207)	$(1,110)	$(1,317)
Other comprehensive loss	(1,044)	(4,818)	(5,862)
Balance, December 31, 2022	$(1,251)	$(5,928)	$(7,179)
Other comprehensive income (loss)	852	(4,352)	(3,500)
Balance, December 31, 2023	$(399)	$(10,280)	$(10,679)
Other comprehensive income (loss)	369	(7,874)	(7,505)
Balance, December 31, 2024	$(30)	$(18,154)	$(18,184)
(1)Amounts are net of immaterial tax impacts
Note 18 - Leases
We have operating leases for office space, manufacturing and logistical functions. Operating lease assets and liabilities consisted of the following at December 31, 2024 and December 31, 2023 (in thousands):

Leases (in thousands)	Classification	December 31, 2024	December 31, 2023
Assets
Operating lease assets	Other assets	$44,567	$36,155
Liabilities
Current
Operating	Other current liabilities	$9,453	$7,938
Noncurrent
Operating	Long-term lease liabilities	41,383	33,550
Total lease liabilities		$50,836	$41,488
The components of operating lease expenses were as follows for the years ended December 31 (in thousands):

	2024	2023	2022
Total operating lease expense (1)	$14,568	$10,025	$8,703
(1)Includes short-term leases, which are immaterial
Supplemental cash flow information related to operating leases were as follows for the year ended December 31 (in thousands):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12,284	$8,846	$9,216
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$14,292	$5,927	$21,815

Weighted-average remaining lease term and discount rate at December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	7.7 years	7.1 years
Weighted average discount rate:
Operating leases	7.60%	6.05%
Future minimum operating lease payments under non-cancellable leases as of December 31, 2024 were as follows (in thousands):

Operating
2025	13,791
2026	8,994
2027	6,606
2028	6,120
2029	5,546
Thereafter	28,409
Total minimum lease payments	69,466
Less: Amount representing interest	(18,630)
Present value of lease payments	$50,836
Note 19 - Employee Benefit Plans
We have a defined contribution profit sharing 401(k) plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of their eligible compensation up to the maximum allowed by law. We also sponsor defined contribution plans in certain of our international subsidiaries.
Our matching contributions for all defined contribution plans for the years ended December 31, 2024, 2023 and 2022, were approximately $17.2 million, $14.5 million and $10.9 million, respectively.

Note 20 - Segment Data
Information relative to our reportable segments was as follows (in thousands):

	For the year ended December 31, 2024
	TASER	Software and Sensors	Total
Net sales from products	$763,761	$457,531	$1,221,292
Net sales from services	54,912	806,322	861,234
Net sales	818,673	1,263,853	2,082,526
Cost of sales	338,642	502,504	841,146
Other segment items(1)	34,937	39,130	74,067
Adjusted gross margin	$514,968	$800,479	$1,315,447
Other segment items(1)			74,067
Selling, general and administrative			741,247
Research and development			441,593
Interest income, net			36,595
Other income (loss), net			286,369
Income before provision for income taxes			$381,504
(1)    Other segment items includes the adjustment for noncash stock-based compensation expense, amortization of acquired intangible assets, and inventory step-up amortization related to acquisitions to arrive at the profit measure used by the CODM

	For the year ended December 31, 2023
	TASER	Software and Sensors	Total
Net sales from products	$577,610	$386,392	$964,002
Net sales from services	35,900	560,797	596,697
Net sales	613,510	947,189	1,560,699
Cost of sales	241,977	363,269	605,246
Other segment items(1)	2,235	7,504	9,739
Adjusted gross margin	$373,768	$591,424	$965,192
Other segment items(1)			9,739
Selling, general and administrative			494,884
Research and development			303,719
Interest income, net			42,112
Other income (loss), net			(41,901)
Income before provision for income taxes			$157,061
(1)    Other segment items includes the adjustment for noncash stock-based compensation expense and amortization of acquired intangible assets to arrive at the profit measure used by the CODM

	For the year ended December 31, 2022
	TASER	Software and Sensors	Total
Net sales from products	$511,057	$286,120	$797,177
Net sales from services	19,987	369,979	389,966
Net sales	531,044	656,099	1,187,143
Cost of sales	195,239	265,791	461,030
Other segment items(1)	1,562	5,708	7,270
Adjusted gross margin	$337,367	$396,016	$733,383
Other segment items(1)			7,270
Selling, general and administrative			399,330
Research and development			233,810
Interest income, net			4,294
Other income (loss), net			98,971
Income before provision for income taxes			$196,238
(1)    Other segment items includes the adjustment for noncash stock-based compensation expense and amortization of acquired intangible assets to arrive at the profit measure used by the CODM
The following table presents supplemental information included within the measure of profit or loss, adjusted gross margin, reviewed by our CODM (in thousands). There are no other material items presented to our CODM by segment or included within adjusted gross margin for supplemental disclosure.

	Year Ended December 31, 2024				Year Ended December 31, 2023			Year Ended December 31, 2022
	TASER	S	Software and Sensors	Total	TASER	Software and Sensors	Total	TASER	Software and Sensors	Total
Depreciation and amortization	$18,789		$16,592	$35,381	$12,346	$5,223	$17,569	$7,049	$4,082	$11,131
Significant noncash items:
Stock-based compensation expense	34,906		25,183	60,089	2,234	4,361	6,595	1,561	3,046	4,607
Provisions for inventory	4,508		12,091	16,599	3,642	752	4,394	—	—	—
Warranty reserve expense	4,743		849	5,592	7,325	737	8,062	53	145	198

Note 21 – Business Combinations
The consolidated financial statements include the operating results of each acquisition from the date of acquisition noted below. Pro forma results of operations and the revenue and net income subsequent to the acquisitions have not been presented because the effects of the acquisitions were not material to our financial results.
Fusus
On January 31, 2024, we acquired the remaining 79.7% interest in Fusus, a global leader in real-time crime center technology, for incremental consideration transferred of approximately $241.3 million (the “Fusus step acquisition”). Our existing 20.3% interest had a fair value at the acquisition date of $63.3 million, which resulted in a non-taxable gain of $42.3 million recorded in other income (loss), net in our consolidated statement of operations. The fair value of the previously held investment was remeasured using Level 3 valuation techniques, which include inputs to the valuation methodology that are considered unobservable and significant to the fair value measurement.

The acquisition expands our ability to aggregate live video, data and sensor feeds, which enhances situational awareness and investigative capabilities for our customers in public safety, education and enterprise. Total acquisition-

related transaction and integration costs for the years ended December 31, 2024 and 2023 were $4.7 million and $2.6 million, respectively. These transaction costs were expensed as incurred in SG&A in our consolidated statements of operations.

The purchase price allocation was subject to revision during the measurement period through the fourth quarter of 2024. Based on the final purchase price allocation, we recorded $249.9 million of goodwill, $72.9 million of identifiable intangible assets, and other net liabilities assumed of $7.8 million, excluding deferred taxes. We also recorded a net deferred tax liability of $10.4 million.

The identifiable intangible assets included $56.6 million of developed technology, $14.4 million of customer relationships, and $1.9 million of trademarks. With the assistance of third-party valuation experts, we calculated the fair values of the intangible assets using the multi-period excess earnings method for the acquired developed technology, the with and without method for the customer relationships, and the relief-from-royalty method for the trademarks. The valuation of acquired intangible assets utilized Level 3 valuation techniques, which include inputs to the valuation methodology that are considered unobservable and significant to the fair value measurement. Significant assumptions used by management in the Fusus developed technology multi-period excess earnings (income valuation) approach were projected revenues, earnings before interest, taxes, and depreciation and amortization (EBITDA) margins, obsolescence technology factor, and the discount rate. The weighted average amortization period of the acquired intangible assets as of the acquisition date was 7.5 years.

The goodwill generated from the acquisition is primarily attributable to synergies that are expected to be achieved from the integration of the business and is not deductible for tax purposes. Consistent with the assignment of goodwill, the consolidated results of Fusus are included in our Software and Sensors operating segment following the acquisition.
Dedrone
On October 1, 2024, we acquired the remaining 79.8% interest in Dedrone, a global leader in air space security, for incremental consideration transferred of approximately $391.1 million, subject to customary purchase price adjustments (the “Dedrone step acquisition”). Our existing 20.2% interest had a fair value at the acquisition date of $112.2 million, which resulted in a non-taxable gain of $51.6 million recorded in other income (loss), net in our consolidated statement of operations. The fair value of the previously held investment was remeasured using Level 3 valuation techniques, which include inputs to the valuation methodology that are considered unobservable and significant to the fair value measurement.
This acquisition represents alignment to our mission and positions us to accelerate the next generation of drone and air space solutions. Total acquisition-related transaction and integration costs were $13.0 million for the year ended December 31, 2024. These transaction costs were expensed as incurred in SG&A in our consolidated statements of operations.
The purchase price allocation is subject to revision during the measurement period for normal closing activities, such as income tax filings and settlement of escrow balances, which is expected to be completed by the third quarter of 2025. Based on the initial purchase price allocation, we recorded $451.1 million of goodwill, $100.5 million of identifiable intangible assets, and other net liabilities assumed of $47.1 million, excluding deferred taxes. We also recorded a net deferred tax liability of $1.2 million.
The identifiable intangible assets included $41.0 million of developed technology, $41.0 million of in-process research and development, $15.0 million of customer relationships, and $3.5 million of trademarks. With the assistance of third-party valuation experts, we calculated the fair values of the intangible assets using the primary method of cost approach for the developed technology and in-process research and development, the with and without method for customer relationships, and the relief-from-royalty method for the trademarks. The valuation of the developed technology and in-process research and development was also supported by an income approach. The valuation of acquired intangible assets utilized Level 3 valuation techniques, which include inputs and assumptions to the valuation methodology that are considered unobservable and significant to the fair value measurement. The significant assumption used by management in the Dedrone developed technology and IPR&D cost approaches was direct development cost build-up. The weighted average amortization period of the acquired intangible assets as of the acquisition date was 5.5 years.
The acquired in-process research and development projects represent projects that are expected to enhance our drone capabilities, have not yet been completed for commercialization, and are required to be classified as indefinite-lived assets until their successful completion. These projects are expected to be placed in service and begin amortizing once they are commercialized and begin contributing to our cash inflows during 2025.
The goodwill generated from the acquisition is primarily attributable to synergies that are expected to be achieved from the integration of the business and is not deductible for tax purposes. Consistent with the assignment of goodwill, the consolidated results of Dedrone are included in our Software and Sensors operating segment following the acquisition.

Note 22 – Subsequent Events
In February 2025, we entered into a series of transactions to acquire additional equity interests in an existing strategic investee for an aggregate amount of $173.3 million. The closing of one of these transactions is contingent upon regulatory approval that is expected to be received in March 2025.
Note 23 - Revision of Prior Period Financial Statements
As discussed in Note 1, in preparing the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024, we identified errors in our previously issued financial statements related to our historical conclusions of principal vs. agent accounting of certain reseller arrangements under ASC 606 and concluded they were not material to any previously issued financial statements. The identified errors impacted our previously issued 2021 and 2022 annual financial statements, 2023 quarterly and annual financial statements, and 2024 quarterly financial statements through June 30, 2024. Consistent with revising our quarterly financial statements as of September 30, 2024, we made adjustments to the prior period amounts presented in these financial statements accordingly. Furthermore, we made adjustments to correct for other previously identified immaterial errors.
The following tables reflect the impact of the revision to the specific line items presented in our previously reported (a) consolidated balance sheet as of December 31, 2023; (b) consolidated statements of operations and comprehensive income for the years ended December 31, 2023 and December 31, 2022; (c) consolidated statements of stockholders' equity for the years ended December 31, 2023 and December 31, 2022; and (d) consolidated statements of cash flows for the years ended December 31, 2023 and December 31, 2022.

Consolidated Balance Sheet
(in thousands)

As of December 31, 2023	As Reported	Revision	As Revised

Accounts and notes receivable, net of allowance of $2,392 as of December 31, 2023	$417,690	$(4,729)	$412,961
Contract assets, net	275,779	11,453	287,232
Prepaid expenses and other current assets	112,786	(9,731)	103,055
Total current assets	2,396,649	(3,007)	2,393,642
Deferred tax assets, net	229,513	(1,729)	227,784
Long-term contract assets, net	77,710	6,672	84,382
Other long-term assets	220,638	(29,607)	191,031
Total assets	3,436,845	(27,671)	3,409,174
Accounts payable	88,326	(22,474)	65,852
Accrued liabilities	188,230	5,320	193,550
Current portion of deferred revenue	491,691	(21,276)	470,415
Total current liabilities	799,969	(38,430)	761,539
Deferred revenue, net of current portion	281,852	(10,951)	270,901
Other long-term liabilities	2,936	17,979	20,915
Total liabilities	1,824,811	(31,402)	1,793,409
Retained earnings	431,249	3,731	434,980
Total stockholders’ equity	1,612,034	3,731	1,615,765
Total liabilities and stockholders’ equity	$3,436,845	$(27,671)	$3,409,174
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

Year Ended December 31, 2023	As Reported	Revision	As Revised

Net sales from products	$967,711	$(3,709)	$964,002
Net sales from services	595,680	1,017	596,697
Net sales	1,563,391	(2,692)	1,560,699
Cost of product sales	450,718	(3,010)	447,708
Cost of service sales	157,291	247	157,538
Cost of sales	608,009	(2,763)	605,246
Gross margin	955,382	71	955,453
Selling, general and administrative	496,874	(1,990)	494,884
Total operating expenses	800,593	(1,990)	798,603
Income from operations	154,789	2,061	156,850
Income before provision for income taxes	155,000	2,061	157,061
Provision for (benefit from) income taxes	(19,227)	505	(18,722)
Net income	$174,227	$1,556	$175,783
Net income per common and common equivalent shares - Basic	$2.35	$0.02	$2.37
Net income per common and common equivalent shares - Diluted	$2.31	$0.02	$2.33
Comprehensive income	$170,727	$1,556	$172,283

Year Ended December 31, 2022	As Reported	Revision	As Revised

Net sales from products	$801,388	$(4,211)	$797,177
Net sales from services	388,547	1,419	389,966
Net sales	1,189,935	(2,792)	1,187,143
Cost of product sales	363,219	(2,310)	360,909
Cost of service sales	98,078	2,043	100,121
Cost of sales	461,297	(267)	461,030
Gross margin	728,638	(2,525)	726,113
Selling, general and administrative	401,575	(2,245)	399,330
Total operating expenses	635,385	(2,245)	633,140
Income from operations	93,253	(280)	92,973
Income before provision for income taxes	196,518	(280)	196,238
Provision for (benefit from) income taxes	49,379	(71)	49,308
Net income	$147,139	$(209)	$146,930
Comprehensive income	$141,277	$(209)	$141,068
There was no impact on disclosed basic and diluted income per common and common equivalent shares for the year ended December 31, 2022.

Consolidated Statements of Stockholders' Equity
(in thousands)

	As Reported		Revision		As Revised
	Retained Earnings	Total Stockholders’ Equity	Retained Earnings	Total Stockholders’ Equity	Retained Earnings	Total Stockholders’ Equity

Balance, December 31, 2021	$109,883	$1,047,849	$2,384	$2,384	$112,267	$1,050,233
Net income	147,139	147,139	(209)	(209)	146,930	146,930
Balance, December 31, 2022	257,022	1,268,491	2,175	2,175	259,197	1,270,666
Net income	174,227	174,227	1,556	1,556	175,783	175,783
Balance, December 31, 2023	$431,249	$1,612,034	$3,731	$3,731	$434,980	$1,615,765

Consolidated Statements of Cash Flows
(in thousands)

Year Ended December 31, 2023	As Reported	Revision	As Revised

Cash flows from operating activities:
Net income	$174,227	$1,556	$175,783
Deferred income taxes	(73,002)	505	(72,497)
Provision for bad debts and inventory	1,090	4,394	5,484
Change in assets and liabilities:
Receivables and contract assets	(172,524)	(6,465)	(178,989)
Inventory	(71,896)	(5,730)	(77,626)
Deferred revenue	164,043	(17,224)	146,819
Accounts payable, accrued and other liabilities	64,384	945	65,329
Other - net	(102,370)	22,019	(80,351)
Net cash provided by operating activities	$189,263	$—	$189,263
Other than the impact to the captions noted above, there was no impact on total cash flows from operating activities, or to cash flows from investing or financing activities.

Year Ended December 31, 2022	As Reported	Revision	As Revised

Cash flows from operating activities:
Net income	$147,139	$(209)	$146,930
Deferred income taxes	22,090	(71)	22,019
Provision for bad debts and inventory	699	2	701
Change in assets and liabilities:
Receivables and contract assets	(73,228)	(4,998)	(78,226)
Inventory	(95,987)	976	(95,011)
Deferred revenue	159,718	(4,152)	155,566
Accounts payable, accrued and other liabilities	80,757	221	80,978
Other - net	(52,207)	8,231	(43,976)
Net cash provided by operating activities	$235,361	$—	$235,361
Other than the impact to the captions noted above, there was no impact on total cash flows from operating activities, or to cash flows from investing or financing activities.

Note 24 - Impact of Revision on Quarterly Statements of Operations and Comprehensive Income (Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	As Reported
Three Months Ended	December 31, 2024	September 30, 2024

Net sales	$575,145	$544,274
Gross margin	345,849	330,747
Income (loss) from operations	(15,755)	24,081
Net income	135,184	67,025
Net income per common and common equivalent shares - Basic	$1.77	$0.89
Net income per common and common equivalent shares - Diluted	$1.67	$0.86

As discussed within Note 1, we recorded an out of period adjustment in the three months ended December 31, 2024. This adjustment reduced revenue and net income by $5.1 million and $3.7 million, respectively. Of this total adjustment, $3.3 million and $2.3 million for revenue and net income, respectively, pertained to prior fiscal years. These errors originated in prior years and were immaterial to each respective prior period.

Three Months Ended June 30, 2024	As Reported	Revision	As Revised

Net sales from products	$295,185	$(2,422)	$292,763
Net sales from services	208,914	1,559	210,473
Net sales	504,099	(863)	503,236
Cost of product sales	145,154	(2,527)	142,627
Cost of service sales	55,210	(757)	54,453
Cost of sales	200,364	(3,284)	197,080
Gross margin	303,735	2,421	306,156
Sales, general and administrative	169,427	1,537	170,964
Total operating expenses	270,861	1,537	272,398
Income from operations	32,874	884	33,758
Income before provision for income taxes	50,590	884	51,474
Provision for (benefit from) income taxes	9,793	208	10,001
Net income	$40,797	$676	$41,473
Net income per common and common equivalent shares - Basic	$0.54	$0.01	$0.55
Net income per common and common equivalent shares - Diluted	$0.53	$—	$0.53
Comprehensive income	$38,189	$676	$38,865

Three Months Ended March 31, 2024	As Reported	Revision	As Revised

Net sales from products	$272,048	$(1,624)	$270,424
Net sales from services	188,688	759	189,447
Net sales	460,736	(865)	459,871
Cost of product sales	151,698	462	152,160
Cost of service sales	48,992	91	49,083
Cost of sales	200,690	553	201,243
Gross margin	260,046	(1,418)	258,628
Sales, general and administrative	152,669	(1,594)	151,075
Total operating expenses	243,766	(1,594)	242,172
Income from operations	16,280	176	16,456
Income before provision for income taxes	165,720	176	165,896
Provision for (benefit from) income taxes	32,502	42	32,544
Net income	$133,218	$134	$133,352
Net income per common and common equivalent shares - Basic	$1.77	$—	$1.77
Net income per common and common equivalent shares - Diluted	$1.73	$—	$1.73
Comprehensive income	$132,311	$134	$132,445

Three Months Ended December 31, 2023	As Reported	Revision	As Revised

Net sales from products	$258,405	$(1,966)	$256,439
Net sales from services	173,737	200	173,937
Net sales	432,142	(1,766)	430,376
Cost of product sales	125,664	(1,764)	123,900
Cost of service sales	42,591	(107)	42,484
Cost of sales	168,255	(1,871)	166,384
Gross margin	263,887	105	263,992
Sales, general and administrative	137,106	167	137,273
Total operating expenses	221,078	167	221,245
Income from operations	42,809	(62)	42,747
Income before provision for income taxes	55,802	(62)	55,740
Provision for (benefit from) income taxes	(1,469)	148	(1,321)
Net income	$57,271	$(210)	$57,061
Net income per common and common equivalent shares - Basic	$0.76	$—	$0.76
Net income per common and common equivalent shares - Diluted	$0.75	$—	$0.75
Comprehensive income	$59,461	$(210)	$59,251

Three Months Ended September 30, 2023	As Reported	Revision	As Revised

Net sales from products	$256,443	$(1,388)	$255,055
Net sales from services	157,158	1,065	158,223
Net sales	413,601	(323)	413,278
Cost of product sales	116,278	(1,665)	114,613
Cost of service sales	42,051	(42)	42,009
Cost of sales	158,329	(1,707)	156,622
Gross margin	255,272	1,384	256,656
Sales, general and administrative	123,279	(922)	122,357
Total operating expenses	200,159	(922)	199,237
Income from operations	55,113	2,306	57,419
Income before provision for income taxes	69,423	2,306	71,729
Provision for (benefit from) income taxes	10,026	394	10,420
Net income	$59,397	$1,912	$61,309
Net income per common and common equivalent shares - Basic	$0.79	$0.03	$0.82
Net income per common and common equivalent shares - Diluted	$0.78	$0.03	$0.81
Comprehensive income	$53,254	$1,912	$55,166

Three Months Ended June 30, 2023	As Reported	Revision	As Revised

Net sales from products	$233,474	$214	$233,688
Net sales from services	141,131	(2,115)	139,016
Net sales	374,605	(1,901)	372,704
Cost of product sales	101,192	(254)	100,938
Cost of service sales	41,292	133	41,425
Cost of sales	142,484	(121)	142,363
Gross margin	232,121	(1,780)	230,341
Sales, general and administrative	119,922	(614)	119,308
Total operating expenses	191,862	(614)	191,248
Income from operations	40,259	(1,166)	39,093
Income (loss) before provision for income taxes	(12,109)	(1,166)	(13,275)
Provision for (benefit from) income taxes	(24,529)	(260)	(24,789)
Net income	$12,420	$(906)	$11,514
Net income per common and common equivalent shares - Basic	$0.17	$(0.01)	$0.16
Net income per common and common equivalent shares - Diluted	$0.16	$(0.01)	$0.15
Comprehensive income	$11,013	$(906)	$10,107

Three Months Ended March 31, 2023	As Reported	Revision	As Revised

Net sales from products	$219,389	$(569)	$218,820
Net sales from services	123,654	1,867	125,521
Net sales	343,043	1,298	344,341
Cost of product sales	107,584	673	108,257
Cost of service sales	31,357	263	31,620
Cost of sales	138,941	936	139,877
Gross margin	204,102	362	204,464
Sales, general and administrative	116,567	(621)	115,946
Total operating expenses	187,494	(621)	186,873
Income from operations	16,608	983	17,591
Income before provision for income taxes	41,884	983	42,867
Provision for (benefit from) income taxes	(3,255)	223	(3,032)
Net income	$45,139	$760	$45,899
Net income per common and common equivalent shares - Basic	$0.62	$0.01	$0.63
Net income per common and common equivalent shares - Diluted	$0.61	$0.01	$0.62
Comprehensive income	$46,999	$760	$47,759

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Axon Enterprise, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Axon Enterprise, Inc. and its subsidiaries (the "Company") as of December 31, 2024, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain effective controls related to revenue recognition for its customer contracts.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition for Certain Products and Services

As described in Notes 1 and 2 to the consolidated financial statements, the Company’s net sales were $2.1 billion for the year ended December 31, 2024, a significant portion of which relates to certain products and services. The Company derives revenue from two primary sources: the sale of physical products and subscriptions to software-as-a-service (SaaS) offerings. To a lesser extent, the Company also recognizes revenue from training, professional services and other software and SaaS services. Revenues are recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Contracts include various combinations of products and services, each of which is generally distinct and accounted for as a separate performance obligation. Performance obligations to deliver products are generally satisfied at the point in time the Company ships the product as this is when the customer obtains control of the asset. Performance obligations to provide the SaaS offerings are generally satisfied over time as the customer receives and consumes the benefits of these services over the stated service period. Products and services may be sold on a standalone basis or as part of a bundle of hardware products and services together. Contracts with other cancellation provisions or optional periods may require judgment in determining the contract term, including the existence of substantive termination penalties, determining transaction price and identifying the performance obligations. Customers may request changes that amend, replace or cancel existing contracts and judgment is required to determine whether these changes should be accounted for as a separate contract or a modification to an existing contract.

The principal considerations for our determination that performing procedures relating to revenue recognition for certain products and services is a critical audit matter are (i) the significant judgment by management in evaluating key terms and conditions in contracts with customers that impact revenue recognition and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s evaluation of the key terms and conditions in contracts with customers related to contract term, cancellation provisions, substantive termination penalties, optional periods, and if changes to contracts should be accounted for as separate or modified contracts. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over contract reviews to identify key terms and conditions in contracts with customers. These procedures also included, among others, for a sample of revenue transactions from certain products and services, (i) evaluating the reasonableness of management’s judgments in accounting for the key terms and conditions in the contracts, including evaluating contract term, cancellation provisions, substantive termination penalties, optional periods, and if changes to contracts should be accounted for as separate or modified contracts; (ii) testing revenue recognized by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of transfer of control, and cash receipts; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of transfer of control, and subsequent cash receipts.

Valuation of Certain Intangible Assets - Acquisitions of Fusus and Dedrone

As described in Notes 8 and 21 to the consolidated financial statements, during 2024, the Company completed the step acquisitions of its remaining interests in Fusus L.L.C. (“Fusus”) and Dedrone Holdings, Inc. (“Dedrone”). The incremental consideration transferred for the Fusus acquisition was $241.3 million, and $56.6 million of developed technology was recorded. The incremental consideration transferred for the Dedrone acquisition was $391.1 million, and $41.0 million of developed technology and $41.0 million of in-process research and development (IPR&D) was recorded. The fair value of the acquired Fusus developed technology was calculated using the multi-period excess earnings method, and significant assumptions used by management were projected revenues, earnings before interest, taxes, and depreciation and amortization (EBITDA) margins, obsolescence technology factor, and the discount rate. The fair value of the acquired Dedrone developed technology and IPR&D were calculated using the cost approach, and the significant assumption used by management was direct development cost build-up.

The principal considerations for our determination that performing procedures relating to the valuation of certain intangible assets acquired in the acquisitions of Fusus and Dedrone is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Fusus developed technology and the Dedrone developed technology and IPR&D intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the projected revenues, EBITDA margins, obsolescence technology factor, and discount rate for the Fusus developed technology intangible asset acquired and the direct development cost build-up for the Dedrone development technology and IPR&D intangible assets acquired; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the Fusus developed technology and the Dedrone developed technology and IPR&D intangible assets acquired. These procedures also included, among others (i) reading the purchase agreements; (ii) testing management’s process for developing the fair value estimates of the Fusus developed technology and the Dedrone developed technology and IPR&D intangible assets acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management for the Fusus developed technology and the cost approach used by management for the Dedrone developed technology and IPR&D; (iv) testing the completeness and accuracy of underlying data used by management in the valuation approaches; (v) and evaluating the reasonableness of significant assumptions used by management related to the projected revenues, EBITDA margins, obsolescence technology factor, and discount rate related to the Fusus developed technology and the direct development cost build-up related to the Dedrone developed technology and IPR&D intangible assets acquired. Evaluating the reasonableness of management’s significant assumptions related to the projected revenues and EBITDA margins for the Fusus developed technology and the direct development cost build-up related to the Dedrone developed technology and IPR&D involved considering (i) the past performance of the acquired businesses, (ii) the consistency with external market and industry data, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Evaluating the reasonableness of management’s significant assumption related to obsolescence technology factor for the Fusus developed technology involved considering (i) the consistency with external market data, and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the (i) evaluation of the appropriateness of the multi-period excess earnings method and reasonableness of the obsolescence technology factor and discount rate assumptions used in the valuation of the Fusus developed technology intangible asset acquired and (ii) evaluation of the appropriateness of the cost approach used in the valuation of the Dedrone developed technology and IPR&D intangible assets acquired.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
February 28, 2025
We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Axon Enterprise, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Axon Enterprise, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ GRANT THORNTON LLP
We served as the Company’s auditor from 2005 to 2024
Phoenix, Arizona
February 27, 2024 (except for Note 20, Note 23 and Note 24, as to which the date is February 28, 2025)

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Attached as exhibits to this Form 10-K are certifications of the Chief Executive Officer (as the principal executive officer) and Chief Financial Officer (as the principal financial and accounting officer), which are required in accordance with Rule 13a-14 of the Exchange Act. This section includes information concerning the controls and controls evaluation referred to in the certifications. This section should be read in conjunction with the certifications and the PricewaterhouseCoopers LLP audit report for a more complete understanding of the topics presented. PricewaterhouseCoopers LLP has independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and its report is included in Item 8 of this Form 10-K.

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2024, as a result of the material weakness in internal control over financial reporting discussed below.
Notwithstanding the material weakness, and based on the additional analyses and other procedures management performed to ensure that its consolidated financial statements included in this Annual Report were prepared in accordance with U.S. GAAP, we have concluded that the consolidated financial statements and other financial information included in this Form 10-K fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2024 as a result of the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not design and maintain effective controls related to revenue recognition for its customer contracts. Specifically, the Company did not design and maintain controls to update its revenue recognition policies to reflect changes in product offerings or terms and conditions of arrangements with customers to ensure revenue was appropriately recognized and disclosed in accordance with U.S. GAAP. This material weakness resulted in immaterial errors related to revenue, related contract assets and liabilities, and the remaining performance obligations disclosure as of and for each of the interim and annual periods during 2022, 2023 and 2024. Additionally, the material weakness could result in a misstatement of the aforementioned accounts and disclosure that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 as stated in their report which appears in Item 8 of this Form 10-K.

Remediation Plan
We are committed to maintaining strong internal control over financial reporting. In relation to the material weakness, management, with oversight from the Company’s Audit Committee, is in the process of developing and implementing remediation plans in response to the identified material weakness described above. Specifically, the Company is in the process of designing and implementing control activities to ensure there is the appropriate periodic assessment of its revenue accounting policies, and that updates to the polices are made to reflect changes in product offerings or terms and conditions of the arrangements with customers. Additionally, the Company is designing and implementing additional monitoring controls for its existing and new revenue streams. This material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time for management to conclude, through testing, that such controls are operating effectively. Management is committed to the remediation of the material weakness described above, as well as the continued improvement of our internal controls and will continue to review, optimize and enhance financial reporting controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Director and Officer Trading Arrangements
The table below describes the contracts, instructions or written plans for the purchase or sale of securities adopted or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended December 31, 2024, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Action	Date of Adoption or Termination	Expiration Date	Aggregate Number of Securities to be Sold
Patrick W. Smith, Chief Executive Officer	Termination(1)	December 12, 2024	December 31, 2025	789,071
Jeri Williams, Director	Adoption	December 10, 2024	December 31, 2025	964
Patrick W. Smith, Chief Executive Officer	Adoption	December 15, 2024	October 20, 2028	150,000
(1)Trading arrangement was originally adopted on May 24, 2024
No other Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by Item 408(c) of Regulation S-K) were entered into, modified or terminated by our directors or officers during such period.
Appointment of Principal Accounting Officer

We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers).

On February 27, 2025, the Board of Directors approved the appointment of Jennifer Mak, the Company’s Chief Accounting Officer, to serve as the Company’s principal accounting officer effective as of April 1, 2025. Brittany Bagley, Chief Operating Officer and Chief Financial Officer, currently serves as both the Company’s principal financial officer and principal accounting officer, will continue to serve as the Company’s principal accounting officer through March 31, 2025 and will continue to serve as the Company’s principal financial officer on an ongoing basis.

Ms. Mak, age 50, joined the Company on September 25, 2023 and has served as the Chief Accounting Officer since that time. Previously, Ms. Mak served at MSCI Inc., as Global Controller and Head of Finance Operations from July 2018 through September 2023. Prior to that, Ms. Mak served at Honeywell International Inc. (“Honeywell”), as Vice President and Controller from April 2016 to June 2018, and as Controller of the Performance Materials and Technologies segment from April 2014 to April 2016. She joined Honeywell in 2010 and served as Assistant Controller of Honeywell from 2011. Ms. Mak earned her Bachelor of Science degree in Accountancy from the University of Illinois at Urbana-Champaign, IL.

Ms. Mak received total cash compensation of $402,195 in her position at the Company from January 1, 2025 through February 28, 2025 consisting of base salary and annual bonus award under the Company’s annual cash incentive plan. Ms. Mak received the following compensation and benefits in her position at the Company in 2024: (a) total cash compensation of $579,306 inclusive of base salary, an annual bonus award under the Company’s annual cash incentive plan, and reimbursement of certain expenses, (b) 3,532 shares of RSUs, subject to continued service through each vesting date, and (c) 27,344 shares of PSUs as part of our 2024 Employee eXponential Stock Plan.

In connection with her appointment as the Company’s principal accounting officer, Ms. Mak will continue receiving a base salary, and be eligible to participate in the Company’s annual incentive compensation plans and long-term incentive plans and receive restricted stock unit awards under the Company’s 2024 Employee eXponential Stock Plan and the Company’s Amended and Restated 2022 Stock Incentive Plan, at levels commensurate with other similarly situated persons at the Company.

Other than such compensation arrangements, Ms. Mak has no interest in any transactions that would require disclosure pursuant to Item 404(a) of Regulation S-K. The selection of Ms. Mak to serve as the Company’s principal accounting officer was not made pursuant to any arrangement or understanding with respect to any other person. There are no family relationships, as defined in Item 401 of Regulation S-K, between Ms. Mak and any of the Company’s directors or executive officers.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”), which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of securities of Axon by the Company, directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations. Our insider trading policy states, among other things, that the Company and our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as an exhibit to this Annual Report on Form 10-K.
Item 11.    Executive Compensation
The information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
A description of our equity compensation plans approved by our shareholders is included in Note 16 in Part II, Item 8 of this Annual Report on Form 10-K. The following table provides details of our equity compensation plans at December 31, 2024:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b) (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	6,533,598	$28.58	3,201,463
Equity compensation plans not approved by security holders(2)	35,843	—	112,505
Total	6,569,441		3,313,968
________________________________________________________
(1)The weighted average exercise price is calculated based solely on the exercise prices of the outstanding stock options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs that have no exercise price.
(2)In September 2022, our Board of Directors adopted the Axon Enterprise, Inc. 2022 Stock Inducement Plan (the “2022 Inducement Plan”) pursuant to which we reserved 250,000 shares of common stock for issuance under the 2022 Inducement Plan. In September 2019, our Board of Directors adopted the Axon Enterprise, Inc. 2019 Stock Inducement Plan (the “2019 Inducement Plan” and, together with the 2022 Inducement Plan, the “Inducement Plans”)

pursuant to which we reserved 500,000 shares of common stock for issuance under the 2019 Inducement Plan. The Inducement Plans were adopted without shareholder approval pursuant to Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules. Each Inducement Plan provides for the grant of equity-based awards, including restricted stock, RSUs, performance shares and PSUs, and its terms are substantially similar to our shareholder-approved 2022 Plan and 2019 Plan, respectively. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under each Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company.
All other information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement.
Item 14.    Principal Accountant Fees and Services
The information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement.
PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:
1.Consolidated financial statements: All consolidated financial statements as set forth under Part II, Item 8 of this report.
2.Supplementary Financial Statement Schedules: Supplementary schedules have not been included because they are not applicable or because the information is included elsewhere in the consolidated financial statements or notes thereto.
3.Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed August 9, 2022)
3.2	Bylaws, as amended and restated (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed December 21, 2023)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, effective May 11, 2001 (Registration No. 333-55658))
4.2	Description of Securities of Axon Enterprise, Inc. registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K, filed February 27, 2024)
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

10.3+	TASER International, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on July 12, 2013)

Exhibit Number	Description
10.4+	CEO Performance Award (incorporated by reference to Annex A of the Company’s Proxy Statement, filed on April 13, 2018)
10.5+	Axon Enterprise, Inc. 2019 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Proxy Statement, filed on December 31, 2018)
10.6+	Axon Enterprise, Inc. 2019 Stock Incentive Plan Exponential Stock Unit Grant Notice (incorporated by reference to Annex B of the Company’s Proxy Statement, filed on December 31, 2018)
10.7+	Executive Employment Agreement by and between Axon Enterprise, Inc. and Joshua M. Isner (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed June 4, 2019)
10.8+
Executive Employment Agreement by and between Axon Enterprise, Inc. and Jeffrey C. Kunins, dated September 23, 2019 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K, filed February 28, 2020)

10.9+	Axon Enterprise, Inc. 2019 Stock Inducement Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8, filed September 23, 2019)
10.10+	Auction Statement from the Company to the Arizona State Land Department (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed November 6, 2020)
10.11±
Construction Management Agreement, dated February 23, 2022, by and between Axon Enterprise, Inc. and Okland Construction Company, Inc. (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K, filed February 24, 2022)

10.12+	Axon Enterprise, Inc. 2022 Stock Incentive Plan (incorporated by reference to Annex B of the Company’s Proxy Statement, filed April 8, 2022)
10.13+	Axon Enterprise, Inc. 2022 Stock Inducement Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8, filed September 23, 2022)
10.14+	Executive Employment Agreement by and between Axon Enterprise, Inc. and Brittany Bagley (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed November 9, 2022)
10.15	Form of Convertible Note Hedge Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed December 9, 2022)
10.16	Form of Warrant Confirmation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed December 9, 2022)
10.17
Credit Agreement, dated December 15, 2022, by and between Axon Enterprise, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K, filed February 28, 2023)

10.18+
Employment Agreement, dated December 8, 2023, by and between Axon Enterprise, Inc. and Patrick W. Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed December 14, 2023)

10.19+
Letter Agreement, dated December 8, 2023, by and between Axon Enterprise, Inc. and Patrick W. Smith (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed December 14, 2023)

10.20+	Axon Enterprise, Inc. Amended and Restated 2022 Stock Incentive Plan, effective as of May 10, 2024 (incorporated by reference to the Definitive Proxy Statement, filed on March 29, 2024).
10.21+	Axon Enterprise, Inc. eXponential Stock Plan, effective as of May 10, 2024 (incorporated by reference to the Definitive Proxy Statement, filed on March 29, 2024).
10.22+	2024 CEO Performance Award, effective as of December 22, 2023 (incorporated by reference to the Definitive Proxy Statement, filed on March 29, 2024).
10.23
Distribution Agreement, dated May, 2024, by and between Axon Enterprise, Inc. and J.P. Morgan Securities LLC. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed May 13, 2024)

19.1*	Axon Enterprise, Inc. Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
23.2*	Consent of Grant Thornton, LLP, independent registered public accounting firm
24.1*	Powers of attorney (see signature page)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

Exhibit Number	Description
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Axon Enterprise, Inc. Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K, filed February 27, 2024)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company’s Annual Report for the year ended December 31, 2024, formatted in Inline XBRL
+Management contract or compensatory plan or arrangement
*Filed herewith
**Furnished herewith
±Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXON ENTERPRISE, INC.

Date: February 28, 2025
	By:	/s/ PATRICK W. SMITH
Chief Executive Officer, Director
(Principal Executive Officer)

Date: February 28, 2025	By:	/s/ BRITTANY BAGLEY
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

Signature	Title	Date

/s/ PATRICK W. SMITH	Chief Executive Officer, Director (Principal Executive Officer)	February 28, 2025
Patrick W. Smith

/s/ BRITTANY BAGLEY	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2025
Brittany Bagley

/s/ ERIKA AYERS BADAN	Director	February 28, 2025
Erika Ayers Badan

/s/ ADRIANE M. BROWN	Director	February 28, 2025
Adriane M. Brown

/s/ JULIE A. CULLIVAN	Director	February 28, 2025
Julie A. Cullivan

/s/ MICHAEL GARNREITER	Director	February 28, 2025
Michael Garnreiter

/s/ CAITLIN E. KALINOWSKI	Director	February 28, 2025
Caitlin E. Kalinowski

/s/ MATTHEW R. MCBRADY	Director	February 28, 2025
Matthew R. McBrady

/s/ HADI PARTOVI	Director	February 28, 2025
Hadi Partovi

/s/ GRAHAM SMITH	Director	February 28, 2025
Graham Smith

/s/ JERI WILLIAMS	Director	February 28, 2025
Jeri Williams