Form 10-K/A
period 2024-12-31
AXON ENTERPRISE, INC.
filed 2025-05-07
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
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
Parts of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareholders filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024 are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

Axon Enterprise, Inc. (“Axon,” the “Company,” “we” or “us”) is filing this Amendment No. 1 to our Annual Report on Form 10-K/A (“Form 10-K/A” or “Amended 2024 Annual Report”) to amend and restate certain information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2025 (the “Original 2024 Annual Report”). Financial information of the first and third quarters of 2024 (collectively with the year-ended December 31, 2024 referred to as the “Affected Periods”) is also restated within this Form 10-K/A.
As previously announced in the Current Report on Form 8-K filed with the SEC on May 7, 2025, the Audit Committee of the Board of Directors of the Company, in consultation with management, concluded on May 1, 2025 that the following previously issued consolidated financial statements of the Company (and related earnings releases, press releases, shareholder communications, investor presentations or other materials describing relevant portions of such financial statements) should no longer be relied upon and need to be restated because of an error in the balance sheet presentation of the Company's $690.0 million aggregate principal amount of 0.50% convertible senior notes due 2027 (the “2027 Notes” or “Notes”) issued pursuant to an indenture, dated December 9, 2022 (the “Indenture”), between current liabilities and long-term liabilities:
•the audited consolidated financial statements as of and for the fiscal year ended December 31, 2024, contained within the Annual Report on Form 10-K for such year (and the associated audit report of the Company’s independent registered public accounting firm); and
•the unaudited condensed consolidated financial statements contained within the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024 and September 30, 2024 (the “Restatement”):

Financial information of the Affected Periods is restated within this Form 10-K/A.

Subsequent to the issuance of the Company's consolidated financial statements for the fiscal year ended December 31, 2024, the Company identified an error in the balance sheet presentation of the 2027 Notes. Beginning with the quarter ended March 31, 2024, and as of the balance sheet date for each of the Affected Periods, the Notes were convertible at the option of the holders during the applicable subsequent calendar quarters, as the closing share price of the Company's common stock was greater than or equal to 130% of the applicable conversion price of the 2027 Notes for the requisite number of trading days, pursuant to the terms of the 2027 Notes as previously disclosed within our Annual Report on Form 10-K for the year ended December 31, 2024. As such, the carrying value of the 2027 Notes should have been presented as current liabilities rather than long-term liabilities for the Affected Periods.

The effect of the error did not impact Total Assets, Total Liabilities, or Stockholders' Equity (each as defined in the 2024 Amended Annual Report) in the consolidated balance sheets, nor did it effect the statements of operations and comprehensive income, statements of cash flows, or statements of stockholders' equity for the Affected Periods. Rather, the effect of the error impacts the presentation of the 2027 Notes from long-term liabilities to current liabilities in the consolidated balance sheets for the Affected Periods.
Items Amended in this Filing
This Amended 2024 Annual Report sets forth the Company's Original 2024 Annual Report, as amended, in its entirety. Except as required to reflect the restated amounts, related disclosures and updates to the Company's assessment of internal control over financial reporting (“ICFR”) and disclosure controls and procedures (“DCPs”), there were no changes to any other parts of the Original 2024 Annual Report, and this Amended 2024 Annual Report does not reflect events occurring after the date of the Original 2024 Annual Report.
The Company is filing this Amended 2024 Annual Report in order to amend the following items of the Original 2024 Annual Report:
•Part I, Item 1A, Risk Factors
•Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8, Financial Statements and Supplementary Data

•Part II, Item 9A, Controls and Procedures
•Part III, Item 11, Executive Compensation
•Part IV, Item 15, Exhibits and Financial Statement Schedules
The exhibit list included in “Part IV, Item 15, Exhibits and Financial Statement Schedules” herein has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and filed as Exhibits 31.1, 31.2 and 32, as well as updated Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1 and 23.2.
In accordance with applicable SEC rules, this Form 10-K/A also includes an updated signature page and Report of Independent Registered Public Accounting Firm.
Refer to Note 1 “Organization and Summary of Significant Accounting Policies”, Note 12 “Convertible Senior Notes”, and Note 25 “Restated Interim Financial Information (Unaudited)” in the notes to the consolidated financial statements in this Form 10-K/A for additional information, including a summary of the impacts of the adjustment. The information in Note 23 “Revision of Prior Period Financial Statements” in the notes to the consolidated financial statements in this Form 10-K/A, which describes the previously disclosed revision to our previously issued financial statements related to our historical conclusions of principal vs. agent accounting of certain reseller arrangements under ASC 606 (the “Revision”), is unchanged from the Original 2024 Annual Report. The summary financial information for relevant periods provided in Note 25 “Restated Interim Financial Information (Unaudited)” in the notes to the consolidated financial statements in this Form 10-K/A reflects the impacts of both the Restatement and the previously disclosed Revision, as applicable.

This Amended 2024 Annual Report speaks only as of the date the Original 2024 Annual Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original 2024 Annual Report to give effect to any subsequent events. Among other things, forward-looking statements made in the Original 2024 Annual Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 2024 Annual Report. Accordingly, this Amended 2024 Annual Report should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 2024 Annual Report.
Internal Control Considerations
The error described above and the related Restatement were the result of an additional material weakness in the Company's internal control over financial reporting as the Company did not design an effective control to periodically monitor the satisfaction of contingent conversion provisions within the Indenture governing the 2027 Notes and to assess the impact on the presentation between current and long-term liabilities. Management had previously concluded that the Company’s DCPs and ICFR were not effective as of December 31, 2024 due to a material weakness related to revenue recognition. “Management's Report on Internal Control over Financial Reporting” included under Item 9A of Part II of the Company's Form 10-K for the year ended December 31, 2024 will be restated to reflect the additional material weakness related to the balance sheet presentation of the 2027 Notes. Refer to Item 9A for further information.

AXON ENTERPRISE, INC.
INDEX TO AMENDED ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
Statements contained in this Amended 2024 Annual Report on Form 10-K/A that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. This Amended 2024 Annual Report on Form 10-K/A lists various important factors that could cause actual results to differ materially from historical and expected results, which are set forth more fully in Part I, Item 1A. These factors are intended as cautionary statements for investors within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Readers can find them under the heading “Risk Factors” in this Amended 2024 Annual Report on Form 10-K/A, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
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
Axon’s operations comprise two reportable segments:
1.Software and Sensors: We develop, manufacture and sell fully integrated hardware and cloud-based software solutions that enable law enforcement to capture, securely store, manage, share and analyze video and other digital evidence. Our software offerings also support productivity and real-time operations.. The Software and Sensors segment includes the sale of sensors, including body cameras, in-car cameras, other hardware sensors, warranties on sensors, and other products, as well as recurring cloud-hosted software revenue, related non-recurring professional services revenue, and revenue from certain software, including on-premise licenses.
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
For further information about our reportable segments and sales by geographic region, refer to Note 1 of Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A.
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
Even as we continue to expand our second sourcing of materials across our supply chain, we still obtain some unique components from single source suppliers. However, because we own substantially all of the injection molded component tooling used in their production, we believe we could obtain alternative suppliers in most cases with varying levels of interruption. In addition, we also have programs to hold additional raw materials (such as resins, battery components and critical semiconductors) to mitigate supply interruptions and better manage costs. For additional discussion of sources and availability of raw materials, refer to Note 1 in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A.
We offer both limited and extended manufacturer’s warranties on our Axon devices and CEDs. For additional information about our warranties, refer to Note 1 in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A.
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
Key competitive factors in this product category include scale of content library, integration to additional sensors and devices (e.g., haptic suit, TASER), ease of use, visual fidelity and realism, quality of immersion experience (enhanced by capabilities such as eye tracking and speech recognition) and portability.

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
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed with or furnished to the SEC are available free of charge on our website at http://investor.axon.com as soon as reasonably practicable after we electronically file with or furnish to the SEC such material. We routinely post information that may be important to investors on our website at http://investor.axon.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD).The information on our website, including information about our trademarks, is not incorporated by reference into or otherwise a part of this Amended 2024 Annual Report on Form 10-K/A. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
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
•Our revision and our restatement of previously issued consolidated financial statements may adversely affect investor confidence and could result in regulatory actions and stockholder litigation.
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
•The conditional conversion features of the Notes may adversely affect our financial condition and operating results.
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
Our past financial performance may not be a reliable indicator of our future performance and historical trends should not be used to anticipate our results or trends in future periods because of the following factors and other variables affecting our operating results. You should carefully consider the trends, risks and uncertainties described below and other information in this Amended 2024 Annual Report on Form 10-K/A and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business prospects, financial condition, results of operations or cash flows could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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
If significant tariffs or other restrictions continue to be placed on foreign imports by the United States, our sales and results of operations may be harmed. For example, ongoing trade tensions between the United States and China have led to a series of significant tariffs on the importation of certain product categories into the United States over recent years. In retaliation for these tariffs, China has recently placed restrictions on the export of certain raw materials, including gallium and germanium. Further, President Trump has proposed significantly increased tariffs on foreign imports into the United

States, particularly from China, Mexico and Canada. Such tariffs could have a significant impact on our business, particularly the importation of products used in our business that are manufactured outside the United States, or could result in our products exported from the United States being subject to retaliatory tariffs imposed by other countries. We also source certain raw materials from foreign countries, as do some of our suppliers. The implementation of tariffs and trade restrictions as well as changes in trade policies between the United States and such foreign countries could lead to increases in our supply costs and make it more difficult to obtain suppliers and may have an adverse effect on our supply chain from a cost and sourcing perspective. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. Increased tariffs or trade restrictions implemented by the United States could have a material adverse effect on our business prospects, operating results and financial condition.
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
Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. In part due to our global scope and law enforcement customer base, we may face heightened scrutiny and regulatory requirements, which could further increase compliance costs and limit our ability to develop, deploy or use our AI solutions or other AI technologies. For example, the AI Act in the European Union imposes compliance requirements on a variety of AI uses by law enforcement, as well as on the companies that develop those products, including us. Other jurisdictions may adopt similar measures in the future. In the future, we may voluntarily or involuntarily initiate recalls if our products are determined by us or a regulatory authority to be noncompliant with applicable laws and regulations. Such recalls, whether voluntary or involuntary, could result in significant expense, supply chain complications, and may harm our brand, business, prospects, financial condition and operating results. Please also see “Operational Risks—Defects in our products could reduce demand for our products or result in product recalls and result in a loss of sales, delay in market acceptance, and damage to our reputation” in Part I, Item 1A of this Amended 2024 Annual Report on Form 10-K/A below for additional information.

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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we continually undertake steps to improve our internal control over financial reporting as our business changes, we may not be successful in making the improvements and changes necessary to be able to identify and remediate control deficiencies or material weaknesses on a timely basis. Our ability to address deficiencies may also be constrained by resource limitations, including access to skilled accounting personnel, particularly during periods of rapid growth or cost pressures. We identified two material weaknesses in our internal control over financial reporting as of December 31, 2024 related to revenue recognition and our convertible debt. Specifically, we did not design and maintain controls to 1) update our revenue recognition policies to reflect changes in product offerings or terms and conditions of arrangements with customers to ensure revenue was appropriately recognized and disclosed in accordance with U.S. GAAP and 2) periodically monitor the satisfaction of contingent conversion provisions within the Indenture governing the 2027 Notes and to assess the impact on the presentation between current and non-current liabilities. We are working to remediate the material weaknesses as further discussed in Item 9A of this Amended 2024 Annual Report. If we cannot successfully remediate identified control deficiencies, including any current or future material weaknesses in our internal control over financial reporting: the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we could face difficulty forecasting our financial results accurately, impacting decision-making by investors and analysts; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments’ covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults under our debt instruments; and our common stock price may decline.

Our revision and our restatement of previously issued consolidated financial statements may adversely affect investor confidence and could result in regulatory actions and stockholder litigation.

We have previously revised certain of our previously issued financial statements to correct errors related to our historical conclusions of principal vs. agent accounting under Accounting Standards Codification, Revenue from Contracts with Customers ("ASC 606"). Furthermore, as described in this Amended 2024 Annual Report, we have restated certain of our previously issued financial statements to correct an error related to the classification of the 2027 Notes between current liabilities and long-term liabilities. These items may have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes and may raise reputational issues for our business.
Such revision or restatement may also result in stockholder litigation against us, or adverse regulatory consequences. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business prospects, operating results and financial condition.
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

We hold the majority of our cash and cash equivalents accounts at two depository institutions. Our balances with these and other institutions regularly exceed Federal Deposit Insurance Corporation insurance limits for domestic deposits, as well as various foreign deposit insurance programs. For additional discussion, refer to Note 1 in Part II, Item 8 of this Amended 2024 Annual Report.
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
Furthermore, recommendations from the OECD for a global minimum income tax and other changes, are being implemented or considered in jurisdictions where we operate. While we believe enactment of the recommended framework in jurisdictions where we operate will result in minimal impacts to our financial results in the near term, the impact of any new tax legislation may differ materially from our estimates due to future regulatory guidance or changes in our interpretations or assumptions we have made. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Provision for Income Taxes” in Part II, Item 7 of this Amended 2024 Annual Report for additional information.
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

We have been and could in the future be involved in numerous other litigation, government inquiries and regulatory matters relating to our products, contracts, employees and business relationships, including litigation against persons or entities we believe have infringed on our intellectual property, infringement litigation filed against us, litigation against a competitor, antitrust litigation, and enforcement actions filed against us. For additional discussion of litigation, refer to Note 13 in Part II, Item 8 of this Amended 2024 Annual Report.
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
As detailed in “Item I. Business – Government Regulation” in this Amended 2024 Annual Report, we are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations related to: privacy, data protection, security, retention and deletion; rights of publicity; content; intellectual property; regulation of certain of our CEDs as firearms; advertising; marketing; distribution; electronic contracts and other communications; competition; consumer protection; telecommunications; product liability; taxation; labor and employment; sustainability; economic or other trade prohibitions or sanctions; securities; and online payment services. The introduction of new products and expansion of our activities in certain jurisdictions, including through acquisitions, or other actions that we may take may subject us to additional laws, regulations or other government scrutiny. There are several legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business. In addition, foreign privacy, data protection, content, competition, sustainability and other laws and regulations can impose different obligations or be more restrictive than those in the United States.
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
The conditional conversion features of the Notes may adversely affect our financial condition and operating results.

The conditional conversion features of the 2027 Notes entitle holders to convert them during specified periods at their option when certain criteria are met. If one or more holders elect to convert their 2027 Notes, we would be required to settle any converted principal amount in cash, which could adversely impact our liquidity.
Moreover, even if no holders elect to convert their 2027 Notes, if conversion criteria are met, applicable accounting rules may require that we continue to classify all or a portion of the outstanding principal of the Notes as a current liability when we could have otherwise classified them as a long-term liability, resulting in a material reduction to our net working capital, potentially affecting our financial flexibility, stability, and liquidity.
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
At this time, we have not identified any risks from known cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial conditions. However, we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. For additional details, refer to Item 1A in Part I of this Amended 2024 Annual Report on Form 10-K/A.

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
Item 3.    Legal Proceedings
See discussion of litigation in Note 13 included in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A, which discussion is incorporated by reference herein.
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
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the other sections of this Amended 2024 Annual Report on Form 10-K/A, including “Part I, Item 1A - Risk Factors” and “Part II, Item 8 - Financial Statements and Supplementary Data.” The various sections of our MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. The tables in the MD&A sections below are derived from exact numbers and may have immaterial rounding differences.
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
Restatement of Previously Issued Financial Statements
As previously discussed under the heading “Explanatory Note”, we are restating our previously issued consolidated financial statements and related notes for the year ended December 31, 2024 and the unaudited consolidated financial statements contained within the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024 and September 30, 2024. Refer to Note 12 “Convertible Senior Notes” and Note 25 “Restated Interim Financial Information (Unaudited)” in the notes to the consolidated financial statements in this Amended 2024 Annual Report for additional information.

This “Management's Discussion and Analysis of Financial Condition and Results of Operations” does not substantively amend, update or change any disclosures or analysis contained in the Original 2024 Annual Report, and accordingly, does not reflect any information or events occurring after February 28, 2025, the filing date of the Original 2024 Annual Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us, except to the extent they are otherwise required to be included and discussed herein. The “Liquidity and Capital” section and the “Contractual Obligations” section within this “Management's Discussion and Analysis of Financial Condition and Results of Operations” have been updated to reflect the Restatement.

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

Certain prior period amounts previously reported on our consolidated financial statements have been revised to correct for immaterial errors, as described in Note 1, Note 23 and Note 24 included in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A.

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
•these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and
•these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this Amended 2024 Annual Report on Form 10-K/A were prepared under a comprehensive set of rules or principles.
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
In addition, our revolving credit facility (the “Credit Agreement”) is available for additional working capital needs or investment opportunities. The Credit Agreement provides for a senior unsecured multi-currency revolving credit facility in an aggregate principal amount of up to $200.0 million, $30.0 million of which is available for the issuance of letters of credit. As of December 31, 2024, and 2023, respectively, no amounts were drawn under the Credit Agreement. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of December 31, 2024, we had letters of credit outstanding of approximately $7.8 million under the facility and available borrowing of $192.2 million. Refer to Note 15 in Part II, Item 8 of this Annual Report on Form 10‑K for additional details related to our Credit Agreement and outstanding letters of credit.
We believe we have access to additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements, including capital expenditures, working capital requirements, potential acquisitions or investments, income and payroll tax payments for net-settled stock awards, potential settlement of the convertible senior notes, and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock. Further repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to authorization as well as market and business conditions.
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
Contractual Obligations
The following table outlines our future contractual financial obligations, as of December 31, 2024 (in thousands), as restated:

	Total	Short-Term	Long-Term
Operating lease obligations	$69,466	$13,791	$55,675
Purchase obligations	909,675	504,270	405,405
Principal and interest payable on our convertible senior notes (1)	699,996	693,383	6,613
Total contractual obligations	$1,679,137	$1,211,444	$467,693
(1)The Notes are contractually due on a long-term basis. However, we acknowledge that as of December 31, 2024, the Notes were convertible at the option of the holders into cash up to the principal amount, with conversion into common stock, cash, or a combination of cash and common stock, at our option, for any amount in excess of the principal. Therefore, the Notes were classified as current liabilities within our consolidated balance sheet as of December 31, 2024 and have been presented within short-term above. Refer to Note 12 in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A for additional details.
Operating lease obligations include operating leases for office space, manufacturing and logistical functions, discussed further within Note 18 in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A. We regularly evaluate our real estate needs to identify opportunities to reduce long-term cash requirements where practicable.
Purchase obligations include both open purchase orders and other purchase commitments, discussed further within Note 13 in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A. The open purchase orders represent both cancellable and non-cancellable purchase orders with key vendors, which are included in this table due to our strategic relationships with these vendors.
In December 2022, we issued $690.0 million aggregate principal amount of our 2027 Notes (the “Notes”) in a private offering, which aggregate principal amount included the exercise in full of the initial purchasers’ option to purchase up to an additional $90.0 million principal amount of the Notes. The Notes mature on December 15, 2027 and bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. On or after December 22, 2025, we may redeem for cash all or any portion of the notes in accordance with the optional redemption terms of the convertible debt agreement. Although contractually obligated to mature on a long-term basis, the carrying value of our Notes is classified within current liabilities as of December 31, 2024 due to the 130% Conversion Price Feature defined and discussed in further detail within Note 12 in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A.
Obligations related to our uncertain tax positions have been excluded from the table above because of the uncertainty surrounding the timing and final amounts of any settlement. For additional details, refer to Note 14 in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A.

Critical Accounting Estimates
We have identified the following accounting estimates as critical to our business operations and the understanding of our results of operations. The preparation of this Amended 2024 Annual Report on Form 10-K/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. While we do not believe that a significant change in these estimates is reasonably likely, there can be no assurance that our actual results will not differ from these estimates.
Inventory
Inventories are stated at lower of cost and net realizable value, using a standard cost method which approximates the first-in, first-out method. Additional provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimate after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends, and a variety of other factors. Changes in these underlying assumptions can materially affect our provisions and the resulting net realizable value of our inventories. For additional discussion, refer to Note 1 in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A.
Revenue Recognition
We derive revenue from two primary sources: (1) the sale of physical products, including CEDs, Axon cameras, Axon Signal-enabled devices, corresponding hardware extended warranties, and related accessories such as Axon docks, cartridges and batteries, among others, and (2) subscriptions to our Axon Evidence digital evidence management SaaS offering (including data storage fees and other ancillary services), which includes varying levels of support. To a lesser extent, we also recognize revenue from training, professional services and other software and SaaS services. We apply the five-step model outlined in ASC 606, as discussed further in Note 1 in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our estimate of the standalone selling price (“SSP”) of each distinct good or service in the contract. Revenues are recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenue is recognized net of allowances for returns. For additional discussion, refer to Note 2 in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A.
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
The timing of revenue recognition may differ from the timing of invoicing to customers. We generally have an unconditional right to consideration when we invoice our customers and record a receivable. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. For additional discussion, refer to Note 1 in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A.
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
Finite-lived intangible assets and other long-lived assets are amortized over their estimated useful lives. We do not amortize goodwill and intangible assets with indefinite useful lives; rather such assets are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. In performing our annual impairment assessments for goodwill and indefinite-lived intangible assets, we consider a variety of factors including (1) events impacting the carrying value or composition of a reporting unit or asset group, respectively, (2) changes in the macroeconomic environment, (3) adverse changes in our financial performance, (4) industry and market conditions, among others. Any significant changes in these underlying assumptions may significantly affect our impairment conclusions and net book value of corresponding assets in our consolidated financial statements. Based on our annual impairment assessments in the fourth quarter of 2024, no goodwill or indefinite-lived intangible asset impairment was indicated. For additional details, refer to Note 1 in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A.
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

We operate in multiple tax jurisdictions and are subject to audit in these jurisdictions, generally years after our returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. We record uncertain tax positions when it has been determined that it is more-likely-than-not that a tax position will not be sustained upon examination by taxing authorities based on the technical merits of the position. We use the criteria established in the accounting guidance to determine whether an item meets the definition of more-likely-than-not. The Company’s policy is to recognize these uncertain tax positions when the more-likely than-not threshold is met, when the statute of limitations has expired or upon settlement. Changes in assessments may result in income tax benefit or additional expense in our consolidated financial statements. For additional details, refer to Note 14 in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A.

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

Our performance-based restricted stock units include eXponential stock units (“XSUs”) granted under the Axon Enterprise, Inc. 2024 Employee eXponential Stock Plan (the “2024 Employee XSP”) and the 2024 CEO Performance Award discussed further in Note 1 in Part II, Item 8 of this Amended 2024 Annual Report. Stock-based compensation expense associated with the 2024 XSU awards is recognized over the requisite service period, which is considered the longest explicit, implicit or derived service period for each respective tranche. We utilized Monte Carlo simulations to evaluate a range of possible future stock price goals over the term of the awards at each of the respective grant dates, the median of which was used as the basis for the derived service period for each tranche. Furthermore, we measured the grant date fair value of each tranche utilizing a Monte Carlo simulation which considered various assumptions, including expected volatility and an illiquidity discount. This simulation is based on a subjective assessment of our forward-looking financial projections, taking into consideration statistical analysis. There is significant judgment required to determine the requisite service period, grant date fair value, and probability of the performance criteria being satisfied. Changes in the subjective and probability-based assumptions can materially affect the estimates of the fair value of the awards and timing of recognition of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations and comprehensive income. For additional details, refer to Note 1 and Note 16 in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A.
Contingencies and Accrued Litigation Expense
We are subject to the possibility of various loss contingencies arising in the ordinary course of business, including product-related and other litigation. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. We do not believe any currently identified claims or litigation will materially affect our financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, it may cause a material adverse impact on the financial condition, results of operations or cash flows for the period in which the ruling occurs, or future periods. For additional details, refer to Note 13 in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A.
Strategic Investments
We have strategic investments which include equity and debt investments in a number of non-public technology driven companies. The strategic investments are generally accounted for under the ASC 321 measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for the equity investments. Accordingly, the equity investments will be carried at cost less impairment. These investments will be subsequently remeasured to fair value upon observable price changes in an orderly transaction for the identical or similar investments. Additionally, if a qualitative assessment identifies impairment indicators, then the equity investments must be evaluated for impairment and written down to fair value in the event carrying value exceeds fair value. The debt strategic investment and the associated embedded derivatives are accounted for utilizing the fair value option and remeasured through earnings on a periodic basis. For additional details relating to our valuation techniques, refer to Note 1 and Note 8 in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A.
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

Critical estimates used in valuing certain acquired intangible assets include, but are not limited to, significant assumptions with respect to time and resources required to recreate the assets acquired, actual and forecasted cash flows, long-term growth rates, market royalty rates, and discount rates associated, amongst other factors. The values and estimated useful lives assigned to intangible assets acquired in business combinations impact the amount and timing of future amortization expense. Remeasurement of previously held equity interests to fair value is also dependent on these estimates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may vary. For additional details, refer to Note 21 in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “available-for-sale”. To quantify our interest rate risk exposure, we perform a sensitivity analysis based on hypothetical changes in interest rates. Based on investment positions as of December 31, 2024, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.7 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity. For additional details, refer to Note 1 in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A.
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

Item 8.    Financial Statements and Supplementary Data

AXON ENTERPRISE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2024	December 31, 2023
	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$454,844	$598,545
Marketable securities	198,270	77,940
Short-term investments	333,235	644,054
Accounts and notes receivable, net of allowance of $3,322 and $2,392 as of December 31, 2024 and December 31, 2023, respectively	547,572	412,961
Contract assets, net	367,929	287,232
Inventory	265,316	269,855
Prepaid expenses and other current assets	130,315	103,055
Total current assets	2,297,481	2,393,642
Property and equipment, net	247,324	200,533
Deferred tax assets, net	304,282	227,784
Intangible assets, net	175,157	19,539
Goodwill	756,838	57,945
Long-term notes receivable, net	3,460	2,588
Long-term contract assets, net	119,876	84,382
Strategic investments	332,550	231,730
Other long-term assets	237,620	191,031
Total assets	$4,474,588	$3,409,174
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,955	$65,852
Accrued liabilities	279,193	193,550
Current portion of deferred revenue	612,955	470,415
Current portion of convertible notes, net	680,289	—
Customer deposits	20,626	21,935
Other current liabilities	12,857	9,787
Total current liabilities	1,677,875	761,539
Deferred revenue, net of current portion	360,685	270,901
Liability for unrecognized tax benefits	25,007	18,049
Long-term deferred compensation	15,877	11,342
Long-term lease liabilities	41,383	33,550
Long-term convertible notes, net	—	677,113
Other long-term liabilities	26,096	20,915
Total liabilities	2,146,923	1,793,409
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized, 96,839,558 shares issued and 76,619,331 shares outstanding as of December 31, 2024, and 200,000,000 shares authorized, 95,521,651 shares issued and 75,301,424 shares outstanding as of December 31, 2023	1	1
Additional paid-in capital	1,689,781	1,347,410
Treasury stock at cost, 20,220,227 shares as of December 31, 2024 and December 31, 2023	(155,947)	(155,947)
Retained earnings	812,014	434,980
Accumulated other comprehensive loss	(18,184)	(10,679)
Total stockholders’ equity	2,327,665	1,615,765
Total liabilities and stockholders’ equity	$4,474,588	$3,409,174
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

Revision of Previously Issued Financial Statements
As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 and in the Original 2024 Annual Report, in preparing the condensed consolidated financial statements as of September 30, 2024, we identified errors in our previously issued financial statements related to our historical conclusions of principal vs. agent accounting of certain reseller arrangements under ASC 606. The identified errors impacted our previously issued 2021 and 2022 annual financial statements, 2023 quarterly and annual financial statements, and 2024 quarterly financial statements through June 30, 2024. We have made adjustments to correct the prior period amounts presented in these financial statements accordingly. Furthermore, we have made adjustments to correct for other previously identified immaterial errors.

We assessed the materiality of the errors on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, "Materiality," codified in ASC 250, Accounting Changes and Error Corrections. Based on this assessment, we concluded that the error correction is not material to any previously issued interim or annual financial statements on either a quantitative or qualitative basis. A summary of the revisions to the previously reported financial information is included in Note 23 and Note 24. As further discussed within Note 25, as the financial statements as of March 31, 2024 effectuating the revision have not yet been reissued as of the date of filing this Amended 2024 Annual Report, the revision errors impacting the March 31, 2024 interim period have been subsumed into the restatement of those financial statements described below.
Restatement of Previously Issued Financial Statements
Subsequent to the issuance of the Company's consolidated financial statements for the fiscal year ended December 31, 2024, the Company identified an error in the presentation of the $690.0 million aggregate principal amount of 0.50% convertible senior notes due 2027 (the “2027 Notes” or “Notes”) issued pursuant to an indenture dated December 9, 2022 (the “Indenture”) between current liabilities and long-term liabilities.

Specifically, the terms of the Notes require conversion into cash up to the principal amount, with conversion into common stock, cash, or a combination of cash and common stock, at the Company's option, for any amount in excess of the principal. As previously disclosed, the Notes are convertible at the option of the holders under certain circumstances, including when the Company's sale price per common stock exceeds 130% of the initial conversion price of the Notes for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. Beginning with the quarter ended March 31, 2024, and as of the balance sheet date for each of the previously reported fiscal year ended December 31, 2024 and fiscal quarters ended March 31, 2024 and September 30, 2024 (the “Affected Periods”), the Company's sale price per common stock exceeded 130% of the initial conversion price for the contractually specified period of time. As such, although no holders of the Notes exercised this put option, the Notes should have been presented as current liabilities rather than long-term liabilities for the Affected Periods. The effect of this error did not impact Total Assets, Total Liabilities, or Stockholders' Equity in the consolidated balance sheets or the consolidated statements of operations, stockholder's equity or cash flows for the Affected Periods.
The impact of the correction of the error on the consolidated financial statements as of and for the year ended December 31, 2024 is summarized below. Refer to Note 12 and Note 25 for further information, including a summary of the impact to the previously reported interim financial information for the Affected Periods. There is no impact as of and for the year ended December 31, 2023.

As of December 31, 2024	As Reported	Restatement	As Restated

Current portion of convertible notes, net	$—	$680,289	$680,289
Total current liabilities	997,586	680,289	1,677,875
Long-term convertible notes, net	680,289	(680,289)	—
Other than the captions noted above, there was no impact to the consolidated balance sheet.
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

Note 12 – Convertible Senior Notes
2027 Notes
In December 2022, we issued $690.0 million aggregate principal amount of our 2027 Notes (the “Notes” or the “2027 Notes”) in a private offering, which aggregate principal amount included the exercise in full of the initial purchasers’ option to purchase up to an additional $90.0 million principal amount of the Notes. The Notes mature on December 15, 2027 and bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. The total net proceeds from the issuance of the Notes, after deducting initial purchasers’ discounts and commissions and estimated debt issuance costs of $16.2 million, were approximately $673.8 million. The effective interest rate for the Notes was 0.99% and included interest payable and amortization of debt issuance cost.

	December 31, 2024
	Maturity Date	Initial Conversion Price per Share	Initial Conversion Rate per $1,000 Par Value	Initial Number of Shares
2027 Notes	December 15, 2027	$228.73	4.3720 shares	3,016,680

The terms of the 2027 Notes require conversion into cash up to the principal amount, with conversion into common stock, cash, or a combination of cash and common stock, at our option, for any amount in excess of the principal. The notes are convertible, in multiples of $1,000 principal amount, at the option of the holders prior to the close of business on the business day immediately preceding September 15, 2027 only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on March 31, 2023 (and only during such fiscal quarter), if the last reported sale price per common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter (the “130% Conversion Price Feature”);
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

The following table summarizes the carrying value of the Notes (in thousands), as restated:

	December 31, 2024	December 31, 2023
Principal	$690,000	$690,000
Unamortized debt issuance costs	(9,711)	(12,887)
Convertible notes carrying amount, net	680,289	677,113
Less: current portion (1)	(680,289)	—
Long-term convertible notes carrying amount, net	$—	$677,113
(1)Pursuant to the terms of the Notes and the 130% Conversion Price Feature discussed in further detail above, the carrying amount of the Notes are included in current liabilities in the consolidated balance sheet as of December 31, 2024. The 130% Conversion Price Feature was not met as of December 31, 2023.
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
Note 23 - Revision of Prior Period Financial Statements
As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 and in the Original 2024 Annual Report and discussed in Note 1 “Organization and Summary of Significant Accounting Policies”, separate from the restatement discussed in Note 1 “Organization and Summary of Significant Accounting Policies”, in preparing the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024, we identified errors in our previously issued financial statements related to our historical conclusions of principal vs. agent accounting of certain reseller arrangements under ASC 606 and concluded they were not material to any previously issued financial statements.

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

As discussed within Note 1 “Organization and Summary of Significant Accounting Policies”, we recorded an out of period adjustment in the three months ended December 31, 2024. This adjustment reduced revenue and net income by $5.1 million and $3.7 million, respectively. Of this total adjustment, $3.3 million and $2.3 million for revenue and net income, respectively, pertained to prior fiscal years. These errors originated in prior years and were immaterial to each respective prior period.

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

Note 25 - Restated Interim Financial Information (Unaudited)
The following table reflects the correction of the balance sheet presentation error described in Note 1 “Organization and Summary of Significant Accounting Policies”. Refer to Note 1 “Organization and Summary of Significant Accounting Policies” and Note 12 “Convertible Senior Notes” in the notes to the consolidated financial statements in this Amended 2024 Annual Report for additional information regarding the presentation of the Notes. The effect of this balance sheet presentation error did not impact Total Assets, Total Liabilities, or Stockholders' Equity in the consolidated balance sheets or the consolidated statements of operations, stockholders' equity or cash flows for the Affected Periods. The restatements pertaining to the Affected Periods are as follows:
Condensed Consolidated Balance Sheet
(in thousands)

As of September 30, 2024	As Reported	Adjustments	As Restated

Total current assets	$2,433,746	$—	$2,433,746
Total assets	4,005,658	—	4,005,658
Current portion of convertible notes, net	—	679,483	679,483
Total current liabilities	823,227	679,483	1,502,710
Long-term convertible notes, net	679,483	(679,483)	—
Total liabilities	1,905,822	—	1,905,822
Total stockholders' equity	2,099,836	—	2,099,836

Given that financial statements effectuating the error correction in our previously reported revision as discussed in Note 1 “Organization and Summary of Significant Accounting Policies” and Note 23 “Revision of Prior Period Financial Statements” have not yet been reissued as of the date of filing this Amended 2024 Annual Report, the adjustments below applicable as of the period ended March 31, 2024 include both (1) the impact of the balance sheet presentation error; and (2) the immaterial errors identified in our previously issued financial statements as discussed in further detail in Note 1 “Organization and Summary of Significant Accounting Policies” and Note 23 “Revision of Prior Period Financial Statements”.
Condensed Consolidated Balance Sheet
(in thousands)

As of March 31, 2024	As Reported	Adjustments	As Restated

Contract assets, net	$266,172	$10,846	$277,018
Prepaid expenses and other current assets	123,677	(12,347)	111,330
Total current assets	2,201,707	(1,501)	2,200,206
Deferred tax assets, net	208,861	(1,729)	207,132
Long-term contract assets, net	88,209	8,155	96,364
Other long-term assets	212,470	(35,635)	176,835
Total assets	3,616,196	(30,710)	3,585,486
Accounts payable	82,075	(18,241)	63,834
Accrued liabilities	127,415	2,922	130,337
Current portion of deferred revenue	516,404	(22,767)	493,637
Current portion of convertible notes, net	—	677,895	677,895
Total current liabilities	757,474	639,809	1,397,283
Deferred revenue, net of current portion	293,878	(11,082)	282,796
Long-term convertible notes, net	677,895	(677,895)	—
Other long-term liabilities	3,078	14,593	17,671
Total liabilities	1,798,181	(34,575)	1,763,606
Retained earnings	564,467	3,865	568,332
Total stockholders’ equity	1,818,015	3,865	1,821,880
Total liabilities and stockholders’ equity	$3,616,196	$(30,710)	$3,585,486

Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

Three Months Ended March 31, 2024	As Reported	Adjustments	As Restated

Net sales from products	$272,048	$(1,624)	$270,424
Net sales from services	188,688	759	189,447
Net sales	460,736	(865)	459,871
Cost of product sales	151,698	462	152,160
Cost of service sales	48,992	91	49,083
Cost of sales	200,690	553	201,243
Gross margin	260,046	(1,418)	258,628
Sales, general and administrative	152,669	(1,594)	151,075
Total operating expenses	243,766	(1,594)	242,172
Income from operations	16,280	176	16,456
Income before provision for income taxes	165,720	176	165,896
Provision for (benefit from) income taxes	32,502	42	32,544
Net income	$133,218	$134	$133,352
Net income per common and common equivalent shares - Basic	$1.77	$—	$1.77
Net income per common and common equivalent shares - Diluted	$1.73	$—	$1.73
Comprehensive income	$132,311	$134	$132,445

There was no impact on disclosed basic and diluted income per common and common equivalent shares for the three months ended March 31, 2024.

Condensed Consolidated Statement of Stockholders' Equity
(in thousands)

	As Reported		Adjustments		As Restated
	Retained Earnings	Total Stockholders’ Equity	Retained Earnings	Total Stockholders’ Equity	Retained Earnings	Total Stockholders’ Equity

Balance, December 31, 2023	$431,249	$1,612,034	$3,731	$3,731	$434,980	$1,615,765
Net income	133,218	133,218	134	134	133,352	133,352
Balance, March 31, 2024	$564,467	$1,818,015	$3,865	$3,865	$568,332	$1,821,880

Condensed Consolidated Statement of Cash Flows
(in thousands)

Three Months Ended March 31, 2024	As Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income	$133,218	$134	$133,352
Provision for bad debts and inventory	216	1,364	1,580
Change in assets and liabilities:
Receivables and contract assets	(51,132)	(5,605)	(56,737)
Inventory	(710)	(1,364)	(2,074)
Deferred revenue	20,743	(1,622)	19,121
Accounts payable, accrued and other liabilities	(84,289)	(1,551)	(85,840)
Other - net	2	8,644	8,646
Other than the impact to the captions noted above, there was no impact on total cash flows from operating activities, or on cash flows from investing or financing activities.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company (i) did not design and maintain effective controls related to revenue recognition for its customer contracts and (ii) did not design an effective control to periodically monitor the satisfaction of contingent conversion provisions within the Indenture governing the 2027 Notes and to assess the impact on the presentation between current and long-term liabilities.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2024 financial statements to correct an error.

Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 because of the material weakness related to revenue recognition for its customer contracts. However, management has subsequently determined that an additional material weakness in internal control over financial reporting existed as of December 31, 2024 as the Company did not design an effective control to periodically monitor the satisfaction of contingent conversion provisions within the Indenture governing the 2027 Notes and to assess the impact on the presentation between current and long-term liabilities. Accordingly, management’s report and our opinion on the effectiveness of internal control over financial reporting have been restated to include this additional material weakness.

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

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
February 28, 2025, except for the effects of the restatement discussed in Note 1 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is May 7, 2025
We have served as the Company’s auditor since 2024.

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
February 27, 2024 (except for Note 20, Note 23 and Note 24, as to which the date is February 28, 2025)

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Attached as exhibits to this Amended 2024 Annual Report are certifications of the Chief Executive Officer (as the principal executive officer) and Chief Financial Officer (as the principal financial and accounting officer), which are required in accordance with Rule 13a-14 of the Exchange Act. This section includes information concerning the controls and controls evaluation referred to in the certifications. This section should be read in conjunction with the certifications and the PricewaterhouseCoopers LLP audit report for a more complete understanding of the topics presented. PricewaterhouseCoopers LLP has independently audited the effectiveness of our internal control over financial reporting as of December 31, 2024 and its report is included in Item 8 of this Amended 2024 Annual Report.

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, the end of the period covered by this Amended 2024 Annual Report on Form 10-K/A. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

At the time the Original 2024 Annual Report was filed on February 28, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024, as a result of the material weakness in internal control over financial reporting discussed below related to revenue recognition. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that an additional material weakness was present as of that date related to the balance sheet presentation of the 2027 Notes, as discussed below.

Notwithstanding the material weaknesses, and based on the additional analyses and other procedures management performed to ensure that its consolidated financial statements included in this Amended 2024 Annual Report on Form 10-K/A were prepared in accordance with U.S. GAAP, we have concluded that the consolidated financial statements and other financial information fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S.

Management's Report on Internal Control over Financial Reporting (as restated)

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2024 as a result of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2024:

1.The Company did not design and maintain effective controls related to revenue recognition for its customer contracts. Specifically, the Company did not design and maintain controls to update its revenue recognition policies to reflect changes in product offerings or terms and conditions of arrangements with customers to ensure revenue was appropriately recognized and disclosed in accordance with U.S. GAAP. This material weakness resulted in immaterial errors related to revenue, related contract assets and liabilities, and the remaining performance obligations disclosure as of and for each of the interim and annual periods during 2022, 2023 and 2024.

2.The Company did not design an effective control to periodically monitor the satisfaction of contingent conversion provisions within the Indenture governing the 2027 Notes and to assess the impact on the presentation between current and long-term liabilities. This material weakness resulted in the restatement of the Company's consolidated financial statements as of December 31, 2024 and the interim consolidated financial statements as of March 31, 2024 and September 30, 2024.

Additionally, the material weaknesses could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In Management’s Report on Internal Control Over Financial Reporting included in the Original 2024 Annual Report, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 due to a material weakness related to revenue recognition. Subsequent to that evaluation, management concluded there was an additional material weakness related to the balance sheet presentation of the 2027 Notes that also existed as of December 31, 2024. Accordingly, management has restated its report on internal control over financial reporting.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 as stated in their report which appears in Item 8 of this Amended 2024 Annual Report.

Remediation Plan

We are committed to maintaining strong internal control over financial reporting. In relation to the material weaknesses, management, with oversight from the Company’s Audit Committee, is in the process of developing and implementing remediation plans in response to the identified material weaknesses described above by:

•designing and implementing control activities to ensure there is the appropriate periodic assessment of its revenue accounting policies, and that updates to the polices are made to reflect changes in product offerings or terms and conditions of the arrangements with customers;

•designing and implementing additional monitoring controls for its existing and new revenue streams; and

•designing and implementing control activities to periodically monitor the satisfaction of contingent conversion provisions within the Indenture governing the 2027 Notes, as well as other relevant provisions associated with new debt arrangements entered into, to ensure they are evaluated at each balance sheet date and that any triggered provisions are accurately accounted for and disclosed.

These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time for management to conclude, through testing, that such controls are operating effectively. Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal controls and will continue to review, optimize and enhance financial reporting controls and procedures.

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
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”), which was filed with the SEC on April 16, 2025.
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of securities of Axon by the Company, directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations. Our insider trading policy states, among other things, that the Company and our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy incorporated herein by reference to the Original 2024 Annual Report on Form 10-K filed with the SEC on February 28, 2025.
Item 11.    Executive Compensation
The information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement.
As discussed under the heading “Explanatory Note”, we are restating our previously issued consolidated financial statements and related notes for the year ended December 31, 2024 and the unaudited consolidated financial statements contained within the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024 and September 30, 2024. Pursuant to our Incentive Compensation Recovery Policy (the “Clawback Policy”), the Company determined that the only amounts potentially subject to recovery under the Clawback Policy are the annual cash incentives in respect of fiscal year 2023 and fiscal year 2024 and the first two tranches of the 2024 Employee XSP and the 2024 CEO Performance Award (together, the “XSP Awards”), all of which were subject to financial reporting measure-based vesting conditions (including, in the case of the XSP Awards, the Company’s stock price) that were achieved during fiscal year 2023 or fiscal year 2024. The Company has determined that the performance-based vesting conditions applicable to the annual cash incentives in respect of fiscal year 2023 and fiscal year 2024, and the operational performance metrics applicable to the XSP Awards, were not affected by the Restatement.
The Company further considered the potential impact of the Restatement on the Company stock price vesting condition of the XSP Awards, including that pursuant to the applicable plan terms such vesting condition is deemed satisfied upon the Company’s stock price attaining $247.40 and $309.25 (in each case, for a 90-day period) with respect to the first and second tranches of the XSP Awards, respectively. Although the first two Company stock price goals under the XSP Awards were achieved during fiscal year 2024, the first stock price goal of $247.40 was achieved prior to issuance of financial statements containing the error discussed above under the heading “Background of the Restatement”, and the Company therefore determined that the attainment of the first stock price goal was not affected by the Restatement.

As of the date of this Form 10-K/A, the Company’s analysis with respect to the impact of the Restatement on the Company stock price vesting condition on the second tranche of the XSP Awards is ongoing, although the Company does not expect that any recovery pursuant to the Clawback Policy will be necessary. The Company will provide the additional information required under Item 402(w) of Regulation S-K when such analysis is complete.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
A description of our equity compensation plans approved by our shareholders is included in Note 16 in Part II, Item 8 of this Amended 2024 Annual Report on Form 10-K/A. The following table provides details of our equity compensation plans at December 31, 2024:

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
PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:
1.Consolidated financial statements: All consolidated financial statements as set forth under Part II, Item 8 of this Amended 2024 Annual Report.

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

10.12+	Axon Enterprise, Inc. 2022 Stock Incentive Plan (incorporated by reference to Annex B of the Company’s Proxy Statement, filed April 8, 2022)
10.13+	Axon Enterprise, Inc. 2022 Stock Inducement Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8, filed September 23, 2022)
10.14+	Executive Employment Agreement by and between Axon Enterprise, Inc. and Brittany Bagley (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed November 9, 2022)
10.15	Form of Convertible Note Hedge Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed December 9, 2022)
10.16	Form of Warrant Confirmation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed December 9, 2022)

Exhibit Number	Description
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

19.1	Axon Enterprise, Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Original 2024 Annual Report on Form 10-K of Axon Enterprise, Inc. filed on February 28, 2025)
21.10	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Original 2024 Annual Report on Form 10-K of Axon Enterprise, Inc. filed on February 28, 2025)
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
23.2*	Consent of Grant Thornton, LLP, independent registered public accounting firm
24.10	Powers of attorney (see signature page) (incorporated herein by reference to Exhibit 24.1 to the Original 2024 Annual Report on Form 10-K of Axon Enterprise, Inc. filed on February 28, 2025)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Axon Enterprise, Inc. Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Original 2024 Annual Report on Form 10-K, filed February 28, 2025)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company’s Amended 2024 Annual Report for the year ended December 31, 2024, formatted in Inline XBRL
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

Date: May 7, 2025
	By:	/s/ PATRICK W. SMITH
Chief Executive Officer, Director
(Principal Executive Officer)