Form 10-Q
period 2025-03-31
AXON ENTERPRISE, INC.
filed 2025-05-07
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 Par Value	AXON	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of May 1, 2025 was 77,850,812.

AXON ENTERPRISE, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

Special Note Regarding Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions and strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Words such as “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. However, not all forward-looking statements contain these identifying words.
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. This Quarterly Report on Form 10-Q lists various important factors that could cause actual results to differ materially from historical and expected results, which are set forth more fully in Part II, Item 1A. These factors are intended as cautionary statements for investors within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Readers can find them under the heading “Risk Factors” in this Quarterly Report on Form 10-Q, and investors should refer to them. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
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
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AXON ENTERPRISE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,092,938	$454,844
Short-term investments	1,099,230	333,235
Marketable securities	174,870	198,270
Accounts and notes receivable, net of allowance of $3,204 and $3,322 as of March 31, 2025 and December 31, 2024, respectively	600,371	547,572
Contract assets, net	373,707	367,929
Inventory	279,669	265,316
Prepaid expenses and other current assets	155,804	130,315
Total current assets	3,776,589	2,297,481
Property and equipment, net	259,869	247,324
Deferred tax assets, net	335,742	304,282
Intangible assets, net	168,834	175,157
Goodwill	755,882	756,838
Long-term notes receivable, net	3,318	3,460
Long-term contract assets, net	133,551	119,876
Strategic investments	413,693	332,550
Other long-term assets	235,681	237,620
Total assets	$6,083,159	$4,474,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,670	$71,955
Accrued liabilities	266,604	279,193
Current portion of deferred revenue	661,116	612,955
Current portion of notes payable, net	278,915	680,289
Customer deposits	21,645	20,626
Other current liabilities	10,672	12,857
Total current liabilities	1,336,622	1,677,875
Deferred revenue, net of current portion	348,614	360,685
Liability for unrecognized tax benefits	28,510	25,007
Long-term deferred compensation	18,691	15,877
Long-term lease liabilities	40,016	41,383
Long-term notes payable, net	1,727,797	—
Other long-term liabilities	27,056	26,096
Total liabilities	3,527,306	2,146,923
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized, 98,068,375 shares issued and 77,848,148 shares outstanding as of March 31, 2025, and 200,000,000 shares authorized, 96,839,558 shares issued and 76,619,331 shares outstanding as of December 31, 2024	1	1
Additional paid-in capital	1,829,755	1,689,781
Treasury stock at cost, 20,220,227 shares as of March 31, 2025 and December 31, 2024	(155,947)	(155,947)
Retained earnings	899,994	812,014
Accumulated other comprehensive loss	(17,950)	(18,184)
Total stockholders’ equity	2,555,853	2,327,665
Total liabilities and stockholders’ equity	$6,083,159	$4,474,588
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
		As Restated

Net sales from products	$340,896	$270,424
Net sales from services	262,737	189,447
Net sales	603,633	459,871
Cost of product sales	170,181	152,160
Cost of service sales	67,713	49,083
Cost of sales	237,894	201,243
Gross margin	365,739	258,628
Operating expenses:
Selling, general and administrative	223,509	151,075
Research and development	151,023	91,097
Total operating expenses	374,532	242,172
(Loss) income from operations	(8,793)	16,456
Interest income	10,604	12,130
Interest expense	(7,821)	(1,756)
Other income, net	114,401	139,066
Income before provision for income taxes	108,391	165,896
Provision for income taxes	20,411	32,544
Net income	$87,980	$133,352
Net income per common and common equivalent shares:
Basic	$1.14	$1.77
Diluted	$1.08	$1.73
Weighted average number of common and common equivalent shares outstanding:
Basic	76,890	75,355
Diluted	81,484	77,132
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$87,980	$133,352
Foreign currency translation adjustments	358	(801)
Unrealized loss on available-for-sale investments	(124)	(106)
Comprehensive income	$88,214	$132,445
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2024	76,619,331	$1	$1,689,781	20,220,227	$(155,947)	$812,014	$(18,184)	$2,327,665
Issuance of common stock under employee plans, net	190,558	—	(5,035)	—	—	—	—	(5,035)
Stock-based compensation	—	—	140,239	—	—	—	—	140,239
Induced conversion of convertible debt	1,038,259	—	20,819	—	—	—	—	20,819
Tax effect of partial repurchase of convertible debt	—	—	(16,049)	—	—	—	—	(16,049)
Net income	—	—	—	—	—	87,980	—	87,980
Other comprehensive income, net	—	—	—	—	—	—	234	234
Balance, March 31, 2025	77,848,148	$1	$1,829,755	20,220,227	$(155,947)	$899,994	$(17,950)	$2,555,853

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2023	75,301,424	$1	$1,347,410	20,220,227	$(155,947)	$434,980	$(10,679)	$1,615,765
Issuance of common stock under employee plans, net	164,747	—	(2,710)	—	—	—	—	(2,710)
Stock-based compensation	—	—	75,115	—	—	—	—	75,115
Issuance of replacement awards in connection with acquisitions	—	—	1,265	—	—	—	—	1,265
Net income (As Restated)	—	—	—	—	—	133,352		133,352
Other comprehensive loss, net	—	—	—	—	—	—	(907)	(907)
Balance, March 31, 2024 (As Restated)	75,466,171	$1	$1,421,080	20,220,227	$(155,947)	$568,332	$(11,586)	$1,821,880

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
		As Restated

Cash flows from operating activities:
Net income	$87,980	$133,352
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	140,239	75,115
Gain on strategic investments and marketable securities, net	(143,921)	(139,711)
Debt inducement expense	28,666	—
Depreciation and amortization	19,453	7,356
Provision for bad debts and inventory	3,800	1,580
Deferred income taxes	(48,768)	20,670
Other noncash items	9,515	2,584
Change in assets and liabilities:
Receivables and contract assets	(73,565)	(56,737)
Inventory	(16,986)	(2,074)
Deferred revenue	33,505	19,121
Accounts payable, accrued and other liabilities	8,611	(85,840)
Prepaid expenses and other assets	(22,735)	8,646
Net cash provided by (used in) operating activities	25,794	(15,938)
Cash flows from investing activities:
Purchases of investments	(1,079,169)	(250,585)
Business combinations, net of cash acquired	—	(237,771)
Proceeds from call, maturity, and sale of investments	401,811	330,472
Purchases of property and equipment	(24,862)	(16,194)
Other, net	3	34
Net cash used in investing activities	(702,217)	(174,044)
Cash flows from financing activities:
Proceeds from issuance of notes	1,750,000	—
Principal payments for induced conversion of convertible debt	(407,453)	—
Payments to third-parties for debt issuance, amendment and repurchase activity	(24,210)	—
Income and payroll tax payments for net-settled stock awards	(5,035)	(2,710)
Other, net	(76)	—
Net cash provided by (used in) financing activities	1,313,226	(2,710)
Effect of exchange rate changes on cash and cash equivalents	1,192	(1,978)
Net increase (decrease) in cash and cash equivalents	637,995	(194,670)
Cash and cash equivalents and restricted cash, beginning of period	466,763	600,670
Cash and cash equivalents and restricted cash, end of period	$1,104,758	$406,000

Supplemental disclosures:
Cash and cash equivalents	$1,092,938	$403,870
Restricted cash (Note 1)	11,820	2,130
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$1,104,758	$406,000

Cash paid for interest	$498	$—
Cash paid for income taxes, net of refunds	$54	$1,413

Non-cash transactions:
Property and equipment purchases in accounts payable and accrued liabilities	$151	$1,406
Non-cash expense for induced conversion of convertible debt, debt offering and revolver modification	$34,248	$—
The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Summary of Significant Accounting Policies
Axon Enterprise, Inc. (“Axon”, the “Company”, “we”, or “us”) is a provider of public safety technology solutions. Our mission is to protect life in service of promoting peace, justice and strong institutions.
The accompanying unaudited consolidated financial statements include the accounts of Axon Enterprise, Inc. and our subsidiaries. All intercompany accounts, transactions and profits have been eliminated.
Basis of Presentation and Use of Estimates
These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2024, as filed on our amended 2024 Annual Report on Form 10-K/A. In the opinion of management, these unaudited consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the financial statements included in our amended 2024 Annual Report on Form 10-K/A for the year ended December 31, 2024. Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to current period presentation. Our results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited consolidated financial statements include:
•revenue recognition,
•stock-based compensation,
•business combinations,
•inventory valuation and related reserves,
•valuation of goodwill, intangible and long-lived assets,
•valuation of strategic investments,
•recognition, measurement and valuation of current and deferred income taxes, and
•recognition and measurement of contingencies and accrued litigation expense.
We believe that estimates used in the preparation of these unaudited consolidated financial statements are reasonable; however, actual results could differ materially from those estimates.
Restatement of Previously Issued Financial Statements
As discussed in the financial statements as of and for the year ended December 31, 2024 included in our amended 2024 Annual Report on Form 10-K/A, we identified an error in our previously issued financial statements related to the balance sheet presentation of the $690.0 million aggregate principal amount of 0.50% convertible senior notes due 2027 (the “2027 Notes” or “Notes”) issued pursuant to an indenture, dated December 9, 2022 (the “Indenture”), between current liabilities and long-term liabilities. The identified error impacted the financial statements previously issued in the Annual Report on Form 10-K for the year ended December 31, 2024, and in the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024 and September 30, 2024.
Additionally, as discussed in the financial statements as of and for the year ended December 31, 2024 included in our amended 2024 Annual Report on Form 10-K/A, in preparing the consolidated financial statements as of September 30, 2024, we identified errors in our previously issued financial statements related to our historical conclusions of principal vs. agent accounting of certain reseller arrangements under Accounting Standards Codification (“ASC”) Topic 606, Revenue from

Contracts with Customers (“ASC 606”). The identified errors impacted the financial statements as of and for the three months ended March 31, 2024, among other periods as previously disclosed.
We assessed the materiality of the errors on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC Topic 250, Accounting Changes and Error Corrections. Based on this assessment, we concluded that the errors, in the aggregate, are material to the March 31, 2024 financial statements and therefore, we are restating those financial statements herein. Furthermore, we made adjustments to correct for other previously identified immaterial errors. The Company has also restated impacted amounts within the accompanying footnotes to the Consolidated Financial Statements. See Note 18 for further information about the restatement.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of accounts and notes receivable, contract assets and cash. Historically, we have experienced an immaterial level of write-offs related to uncollectible accounts.
We hold the majority of our cash and cash equivalents accounts at three depository institutions. As of March 31, 2025, the aggregate balances in such accounts were $879.3 million. Our balances with these three institutions regularly exceed Federal Deposit Insurance Corporation insured limits for domestic deposits and various deposit insurance programs in countries such as Australia, Belgium, Canada, Finland, France, Germany, Greece, India, Italy, the Netherlands, Spain, the United Kingdom and Vietnam. To manage the related credit exposure, management continually monitors the creditworthiness of the financial institutions where we have deposits.
Major Customers / Suppliers
For the three months ended March 31, 2025 and 2024, no customer represented more than 10% of total net sales. At March 31, 2025 and December 31, 2024, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets. For additional details, refer to Note 2.
We currently purchase both off-the-shelf and custom components, including finished circuit boards, injection-molded plastic components, small machined parts, custom cartridge components, electronic components and sub-assemblies from suppliers located in the United States, Taiwan, Mexico, China, Germany and the Republic of Korea, among others. Although we currently obtain components from single source suppliers, we own substantially all injection-molded component tooling, designs and test fixtures used in production for all custom components. As a result, we believe we could obtain alternative suppliers in most cases. We acquire most of our components on a purchase order basis and do not currently have significant long-term purchase contracts with most component suppliers.
Segment Information
In the three months ended March 31, 2025, we approved a plan to realign our business to better reflect our continued growth and expansion of our product offerings and our software and services offerings (the “Segment Realignment”). Previously reported within two reportable segments, TASER and Software and Sensors, we prospectively realigned our business in a manner that provides increased transparency and distinction between our hardware and software and services components. As a result of the Segment Realignment and effective as of the three months ended March 31, 2025, our financial results are reported in two reportable segments, Connected Devices and Software & Services. “Connected Devices” includes the development, manufacture and sale of fully integrated hardware solutions such as conducted energy devices (“CEDs”), body cameras, drones, accessories, extended warranties and other hardware products. “Software & Services” includes the development and sale of fully integrated cloud-based software solutions such as Axon Evidence, Records Management System, Draft One and other software and services that enable law enforcement to securely store, manage, share and analyze video and manage operations. As a result of the Segment Realignment, we have recast our segment and other relevant disclosures for the three months ended March 31, 2024 to conform to the new presentation.
Reportable segments are determined based on discrete financial information provided to our Chief Executive Officer who is our chief operating decision maker (“CODM”). In deciding how to allocate resources and assess performance, the CODM reviews adjusted gross margin by segment to evaluate segment profitability, identify cost trends and make operational decisions to support our segments. Accordingly, the segment measure of profit and loss used by the CODM is adjusted gross margin, defined as gross margin before stock-based compensation expense, amortization of acquired intangible assets and inventory step-up amortization related to acquisitions. For additional details, refer to Note 16.

In addition, the CODM reviews consolidated financials and revenue by major geography and product and service lines. Consolidated financials provide a holistic view of our overall financial health to guide capital allocation and entity-wide decisions. Disaggregated views of revenue by major geography and product line support the evaluation of specific market and product performance to understand customer trends. There are no operating segments that are aggregated, and there are no inter-segment sales. Assets and other expense items, such as research and development and selling, general, and administrative expenses, are not provided to the CODM by segment, as our CODM does not evaluate our operating segments using this discrete information. As such, these items are not relevant to adjusted gross margin leveraged by the CODM to assess segment performance. As a result, they are not disclosed by segment. We perform an analysis of our reportable segments at least annually.
Geographic Information
The majority of our sales to international customers are transacted in foreign currencies and are attributed to each country based on the shipping address of the distributor or customer. For the three months ended March 31, 2025 and 2024, no individual country outside the United States represented more than 10% of total net sales. Substantially all of our assets are located in the United States. For additional details, refer to Note 2.
The majority of our long-lived assets, including property, plant and equipment and right-of-use lease assets are located within the United States. International long-lived assets are immaterial. Additionally, the majority of our revenues are generated within the United States.
Restricted Cash
Restricted cash balances were $11.8 million and $11.9 million as of March 31, 2025 and December 31, 2024, respectively. This balance is primarily attributable to a $9.7 million payment held in escrow related to the potential construction of our headquarters building in Scottsdale, Arizona. Restricted cash also includes funds held in international bank accounts for various operating and financing activities. As of March 31, 2025, approximately $11.7 million was included in prepaid expenses and other current assets on our consolidated balance sheet, with the remainder in other long-term assets.
Warranty Reserves
We warranty our CEDs, Axon cameras and certain related accessories from manufacturing defects on a limited basis for a period of one year after purchase and, thereafter, will replace any defective unit for a fee. Changes in our estimated product warranty liabilities were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$8,284	$7,374
Utilization of reserve	(1,701)	(2,207)
Warranty expense	3,779	1,119
Balance, end of period	$10,362	$6,286
Debt Arrangements
Our debt arrangements principally include the Senior Notes (as defined below) and the 2027 Notes as discussed in further detail in Note 10, as well as our revolving credit facility as discussed in further detail in Note 13. The Senior Notes and 2027 Notes are recorded at par value less debt issuance costs, which are recorded as a direct deduction from the carrying amount of the outstanding debt. Debt issuance costs related to the Senior Notes and the 2027 Notes are amortized to interest expense, using the effective interest method. Debt arrangements containing provisions that provide the holders with a right to demand cash payment of the outstanding principal within 1 year of the balance sheet date are classified as current liabilities unless the Company has both the intent and ability to refinance such short-term obligations on a long-term basis.
In the event debt is modified and the new debt terms are substantially different from the original debt terms, the original debt is accounted for as being extinguished and a new debt instrument is recognized. If the new debt terms are not substantially different from the original debt terms, the transaction is accounted for as a modification of the original debt terms. In the event of an induced conversion, we recognize an inducement expense, calculated as of the date the inducement offer is accepted, representing the excess of the equity consideration transferred in the transaction over the fair value of securities and other consideration issuable pursuant to the original conversion terms defined in the indenture governing the relevant convertible notes. When third-party transaction costs are incurred as part of such induced conversion transactions, they are expensed as a cost of inducement and presented as part of other income, net in our consolidated statement of operations. Any unamortized debt issuance costs directly related to convertible notes repurchased as part of such induced conversion transactions are recorded as a reduction to additional paid-in-capital on our consolidated balance sheet, as part of the derecognition of the associated net carrying amount of the portion of the convertible notes repurchased. Refer to Note 10 for additional details.
Borrowings under our revolving credit facility, if any, are recognized at principal balance plus accrued interest based upon stated interest rates. Debt issuance costs associated with our revolving credit facility are presented as part of other current assets, for the portion of total deferred costs to be amortized over the 12 months following the balance sheet date, and as part of other long-term assets, for the remaining portion of total deferred costs, in our consolidated balance sheets. Debt issuance costs related to our revolving credit facility are amortized to interest expense over the term of the revolving credit facility under the straight-line method. Refer to Note 13 for additional details.
Valuation of Goodwill
The carrying value of goodwill is tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. Goodwill is tested for impairment at a reporting unit level, which is the same as our operating segments. The Segment Realignment resulted in changes to the composition of our reporting units and as a result, goodwill was allocated to each reporting unit using a relative fair value approach. We determined the fair value of our reporting units using a discounted cash flow analysis and a market approach with comparable company information such as revenue multiples. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include projected sales, discount rates, and a variety of other factors. Changes in reporting unit earnings, expected future cash flows, and comparable company information, as well as underlying market and overall economic conditions, among others, make these estimates subject to uncertainty.
Our most recent annual impairment assessment in the fourth quarter of 2024 determined that our goodwill was not impaired as the estimated fair values exceeded the carrying values for each of our reporting units. Furthermore, considering the Segment Realignment in the first quarter of 2025, there is likewise no goodwill impairment through March 31, 2025. Refer to Note 6 for additional details regarding the reallocation of goodwill due to the Segment Realignment.
Income per Common Share
Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution from outstanding stock-based awards, our 2027 Notes and the early repurchase of a portion of the 2027 Notes, and warrants to acquire shares of our common stock (the “Warrants” or “2027 Warrants”). The effects of outstanding stock-based awards, our 2027 Notes, and our 2027 Warrants are excluded from the computation of diluted net income per share in periods in which the effect would be antidilutive. For additional information regarding our 2027 Notes and 2027 Warrants, refer to Note 10.

The calculation of the weighted average number of shares outstanding and earnings per share is as follows (in thousands except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$87,980	$133,352

Denominator:
Weighted average shares outstanding	76,890	75,355
Dilutive effect of stock-based awards	1,714	1,243
Dilutive effect of 2027 Notes (1)	1,610	534
Dilutive effect of 2027 Warrants	1,270	—
Diluted weighted average shares outstanding	81,484	77,132

Net income per common share:
Basic	$1.14	$1.77
Diluted	$1.08	$1.73
(1)The impact of the early repurchase of a portion of the 2027 Notes is weighted based upon the number of days in each corresponding period of time for (a) the period between January 1, 2025 and the closing date of the repurchase, which includes the total amount of shares issuable upon a conversion of all of the 2027 Notes; and (b) subsequent to the closing date of the repurchase through March 31, 2025, which includes the amount of shares issuable upon a conversion of the 2027 Notes that remain outstanding after the early repurchase. Refer to Note 10 for additional details.
Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock-based awards	3,913	308
2027 Notes	511	2,483
2027 Warrants	1,746	3,017
Total potentially dilutive securities	6,170	5,808
Recently Issued Accounting Guidance and Disclosure Rules
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax. The provisions of ASU 2023-09 are effective for our Annual Report on Form 10-K for the year ending December 31, 2025, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and expect to adopt for the year ending December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures. ASU 2024-03 is intended to enhance the level of detail disclosed related to expense categories and provide additional disclosure of expenses by nature. The provisions of ASU 2024-03 are effective for our Annual Report on Form 10-K for the year ending December 31, 2027, with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04, Debt (Topic 470): Debt with Conversion and Other Options. ASU 2024-04 clarifies the assessment of whether certain transactions should be accounted for as an induced conversion or debt extinguishment. The provisions of ASU 2024-04 are effective for our Annual Report on Form 10-K for the year ending

December 31, 2026, with early adoption permitted. We elected to early adopt ASU 2024-04 in March 2025 and applied the amendment when assessing the accounting treatment for our convertible debt repurchase. For additional details, refer to Note 10.
Note 2 - Revenues
Nature of Products and Services
The following tables present our revenues by primary product and service offering and reportable segment (in thousands). All periods presented reflect the impact of the Segment Realignment discussed in Note 1.

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
TASER (1)	$195,495	$—	$195,495	$164,599	$—	$164,599
Personal Sensors (2)	88,405	—	88,405	68,000	—	68,000
Platform Solutions (3)	56,996	—	56,996	37,825	—	37,825
Software and Services	—	262,737	262,737	—	189,447	189,447
Total	$340,896	$262,737	$603,633	$270,424	$189,447	$459,871
(1)'TASER' includes TASER handles, cartridges and related extended warranties.
(2)'Personal Sensors' primarily includes body cameras and accessories, signal sidearm, and related extended warranties.
(3)'Platform Solutions' primarily includes interview room, fleet in-car video, fixed cameras, drones and counter-drone equipment, virtual reality training hardware, and related extended warranties.
The following table presents our revenues disaggregated by geography (dollars in thousands):

	Three Months Ended March 31,
	2025		2024
United States	$529,383	88%	$391,541	85%
Other countries	74,250	12	68,330	15
Total	$603,633	100%	$459,871	100%

Contract Balances
The following table presents our contract assets and contract liabilities as of and for the three months ended March 31, 2025 and year ended December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Contract assets, net	$507,258	$487,805
Contract liabilities (deferred revenue)	1,009,730	973,640
During the three months ended March 31, 2025 and 2024, revenue recognized from the respective beginning contract liabilities was $272.2 million and $182.5 million, respectively.
Remaining Performance Obligations
As of March 31, 2025, we had approximately $7.7 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC 606 as of March 31, 2025. We currently expect to recognize between approximately 20% - 25% of this balance over the next 12 months, and expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Note 3 - Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents, marketable securities and available-for-sale debt investments at March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities	Short-Term Investments
Cash	$95,886	$—	$—	$95,886	$95,886	$—	$—

Level 1:
Money market funds	558,249	—	—	558,249	558,249	—	—
U.S. Treasury bills	205,498	23	(9)	205,512	82,350	—	123,162
Marketable securities	90,000	84,870	—	174,870	—	174,870	—
Agency bonds	86,477	—	(21)	86,456	69,401	—	17,055
U.S. Government bonds	18,434	1	(3)	18,432	—	—	18,432
Subtotal	958,658	84,894	(33)	1,043,519	710,000	174,870	158,649
Level 2:
Term deposits	742,415	—	—	742,415	157,415	—	585,000
Corporate bonds	346,150	32	(173)	346,009	88,066	—	257,943
Commercial paper	139,209	—	—	139,209	41,571	—	97,638
Subtotal	1,227,774	32	(173)	1,227,633	287,052	—	940,581
Total	$2,282,318	$84,926	$(206)	$2,367,038	$1,092,938	$174,870	$1,099,230
As of March 31, 2025, we had $515.4 million of available-for-sale debt investments with unrealized losses, of which none have been in a continuous unrealized loss position for 12 months or longer. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.
Acquired common stock is recorded as marketable securities in the consolidated balance sheets and its fair value is adjusted every reporting period. Changes in fair value are recorded in the consolidated statements of operations as unrealized gain (or loss) on marketable securities, which is included in other income, net. During the three months ended March 31, 2025, we recorded an unrealized loss on marketable securities of $23.4 million. We recorded an unrealized gain on marketable securities of $21.8 million for the same period in the prior year.

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities	Short-Term Investments
Cash	$94,919	$—	$—	$94,919	$94,919	$—	$—

Level 1:
Money market funds	322,874	—	—	322,874	322,874	—	—
Marketable securities	90,000	108,270	—	198,270	—	198,270	—
U.S. Government bonds	75,994	7	(5)	75,996	—	—	75,996
U.S. Treasury bills	14,431	25	—	14,456	—	—	14,456
Agency bonds	996	—	—	996	—	—	996
Subtotal	504,295	108,302	(5)	612,592	322,874	198,270	91,448
Level 2:
Term deposits	136,480	—	—	136,480	11,480	—	125,000
Corporate bonds	122,018	10	(63)	121,965	24,075	—	97,890
Commercial paper	20,393	—	—	20,393	1,496	—	18,897
Subtotal	278,891	10	(63)	278,838	37,051	—	241,787
Total	$878,105	$108,312	$(68)	$986,349	$454,844	$198,270	$333,235
As of December 31, 2024, we had $136.7 million of available-for-sale investments with unrealized losses, of which none have been in a continuous unrealized loss position for 12 months or longer. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.
Note 4 - Expected Credit Losses
Accounts and notes receivable and contract assets are presented net of a reserve for expected credit losses. The following table provides a roll-forward of the allowance for expected credit losses. The expected credit losses for receivables are deducted from the amortized cost basis of accounts receivable, contract assets and notes receivable to present the net amount expected to be collected (in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	United States	Other countries	Total	United States	Other countries	Total
Balance, beginning of period	$4,785	$824	$5,609	$3,369	$597	$3,966
Provision for expected credit losses	2,786	169	2,955	195	22	217
Amounts written off charged against the allowance	(299)	(188)	(487)	(302)	(51)	(353)
Other, including foreign currency translation	—		—	—	14	14
Balance, end of period	$7,272	$805	$8,077	$3,262	$582	$3,844
As of March 31, 2025 and December 31, 2024, the allowance for expected credit losses for each type of customer receivable were as follows (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable and notes receivable, current	$3,204	$3,322
Contract assets, net	4,825	2,239
Long-term notes receivable, net of current portion	48	48
Total allowance for expected credit losses on customer receivables	$8,077	$5,609

Note 5 - Inventory
Inventory consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$108,087	$86,840
Work-in-process	8,387	6,230
Finished goods	163,195	172,246
Total inventory	$279,669	$265,316
Note 6 – Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2025 were as follows (in thousands):

	Connected Devices	Software and Services	Total
Balance, beginning of period (1)	$46,674	$710,164	$756,838
Purchase accounting adjustments	(160)	(2,535)	(2,695)
Foreign currency translation adjustments	119	1,620	1,739
Balance, end of period	$46,633	$709,249	$755,882
(1)Due to the Segment Realignment, the beginning goodwill balances have been recast to conform to the new segment presentation. Refer to Note 1 for additional details.

Intangible assets (other than goodwill) consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

		March 31, 2025			December 31, 2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable (definite-lived) intangible assets:
Developed technology	3 ‑ 8 years	$133,572	$(26,299)	$107,273	$118,322	$(21,337)	$96,985
Customer relationships	5 ‑ 10 years	33,482	(5,728)	27,754	33,223	(4,716)	28,507
Issued trademarks	3 ‑ 23 years	6,706	(2,265)	4,441	6,706	(1,784)	4,922
Issued patents	8 ‑ 26 years	2,963	(1,478)	1,485	2,931	(1,470)	1,461
Domain names	5 ‑ 10 years	3,043	(2,510)	533	3,043	(2,433)	610
Total amortizable		179,766	(38,280)	141,486	164,225	(31,740)	132,485
Non-amortizable (indefinite-lived) intangible assets:
In-process research and development(1)		25,750	—	25,750	41,000	—	41,000
Trademarks		1,068	—	1,068	1,068	—	1,068
Patents and trademarks pending		530	—	530	604	—	604
Total non-amortizable		27,348	—	27,348	42,672	—	42,672
Total intangible assets		$207,114	$(38,280)	$168,834	$206,897	$(31,740)	$175,157
(1)     Consists of in-process research and development costs pertaining to the acquisition of Dedrone. During the three months ended March 31, 2025, approximately $15.3 million has been placed into service.
Amortization expense of intangible assets for the three months ended March 31, 2025 and March 31, 2024 was $6.6 million and $3.0 million, respectively. Estimated amortization for intangible assets with definite lives for the remaining nine months of 2025, the next five years ended December 31, and thereafter, is as follows (in thousands):

2025 remaining	$20,116
2026	26,744
2027	25,512
2028	24,526
2029	22,291
2030	13,302
Thereafter	8,995
Total	$141,486
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
For the debt security strategic investment, we have elected to account for this investment and the associated embedded derivatives utilizing the fair value option. Unrealized changes in fair value for the entire hybrid instrument are recorded within other income, net in the consolidated statements of operations.

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

During the quarter ended March 31, 2025, we closed a series of transactions to acquire additional equity interests in an existing strategic investee for an aggregate amount of $203.4 million.

During the quarter ended March 31, 2025, we also recognized a gain of $167.4 million related to an observable price change of a separate existing strategic investee. We also entered into a series of transactions to sell certain interests for cash consideration of $340.7 million in the same strategic investee. A majority of the sales closed during the quarter ended March 31, 2025, resulting in the Company receiving $290.9 million in cash consideration and realizing previously unrealized gains of $273.5 million, net of $1.3 million of transaction costs. The remaining sale closed in April 2025 for cash consideration of $49.8 million.
The following table presents the carrying value of our strategic investments (in thousands) as of:

	March 31, 2025
	Strategic investments	Warrants	Call options	Total
Equity securities:
Non-marketable equity securities	$388,390	$4,368	$11,600	$404,358
Debt securities:
Non-marketable debt securities	9,335	—	—	9,335
Total strategic investments	$397,725	$4,368	$11,600	$413,693

	December 31, 2024
	Strategic investments	Warrants		Call options	Total
Equity securities:
Non-marketable equity securities	$319,598	$4,368		$—	$323,966
Debt securities:
Non-marketable debt securities	8,584	—	—	—	8,584
Total strategic investments	$328,182	$4,368		$—	$332,550
The life to date cumulative upward and downward adjustments to the carrying value of our strategic equity investments accounted for under the ASC 321 measurement alternative and still held as of March 31, 2025 were $68.3 million and $25.0 million, respectively.
The following tables summarizes the gains and losses associated with our strategic investments during the period (in thousands):

	Three Months Ended March 31, 2025
	Strategic Investments	Warrants	Call options	Total
Realized gains (losses) recognized on strategic investments during the period, net	$273,478	$—	$—	$273,478
Reversal of cumulative unrealized gains, net, for securities sold during the period	(136,982)	—	—	(136,982)
Unrealized gains on strategic investments still held at the reporting date(1)	30,825	—	—	30,825
Unrealized losses, including impairments, on strategic investments still held at the reporting date	—	—	—	—
Gains (losses) on strategic investments, net	$167,321	$—	$—	$167,321
(1) Includes unrealized gain of $0.8 million for the entire hybrid debt security strategic investment instrument

	Three Months Ended March 31, 2024
	Strategic Investments	Warrants	Call options	Total
Realized gains (losses) recognized on strategic investments during the period, net	$45,162	$—	$(2,870)	$42,292
Unrealized gains on strategic investments still held at the reporting date	74,784	855	—	75,639
Unrealized losses, including impairments, on strategic investments still held at the reporting date	—	—	—	—
Gains (losses) on strategic investments, net	$119,946	$855	$(2,870)	$117,931
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
As of March 31, 2025 and December 31, 2024, the unconsolidated non-public VIEs in which we hold variable interests were as follows (in thousands):

	March 31, 2025	December 31, 2024
Carrying value of variable interest - assets (1)	$25,922	$25,171
(1)Balance reflects the maximum exposure to loss, which is limited to the carrying value of the interest.
The primary purpose of our U.S.-based, unconsolidated VIE investments is to create strategic partnerships with market-leading providers of public safety technology solutions. We present all variable interests in unconsolidated VIEs as strategic investments within the long-term assets section of the consolidated balance sheets.
We have provided financial support to the unconsolidated VIEs in exchange for investments in debt and preferred equity securities as well as warrants and call options that give us the ability to commit additional capital over time. Financial support provided to the unconsolidated VIEs is used to continue to finance their operations.

Note 9 - Accrued Liabilities
Accrued liabilities consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Accrued income tax payable	$82,602	$17,091
Accrued salaries and benefits	24,044	25,233
Accrued commissions	23,226	88,237
Accrued cloud hosting fees	18,425	10,673
Accrued bonus	16,889	59,780
Accrued inventory in transit	14,241	13,101
Accrued warranty expense	10,362	8,284
Accrued other taxes	9,356	10,772
Accrued consulting and IT fees	7,898	7,846
Accrued interest	6,423	134
Other accrued expenses	53,138	38,042
Total accrued liabilities	$266,604	$279,193
Note 10 – Notes Payable, Net
Notes payable, net, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
2030 Senior Notes	$1,000,000	$—
2033 Senior Notes	750,000	—
2027 Notes	282,547	690,000
Total principal	2,032,547	690,000
Unamortized debt issuance costs	(25,835)	(9,711)
Total carrying amount of notes payable, net	2,006,712	680,289
Less: current portion (1)	(278,915)	(680,289)
Long-term notes payable, net	$1,727,797	$—
(1)Pursuant to the terms of the 2027 Notes, as of March 31, 2025 and December 31, 2024, the last reported sale price per share of our common stock exceeded 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. Therefore, the 2027 Notes, net of unamortized debt issuance costs were classified as current liabilities within the consolidated balance sheet as of March 31, 2025 and December 31, 2024.
2030 and 2033 Senior Notes

In March 2025, we issued $1.0 billion aggregate principal amount of Senior Notes due 2030 (the “2030 Notes”) and $750.0 million aggregate principal amount of Senior Notes due 2033 (the “2033 Notes” and, together with the 2030 Notes, the “Senior Notes”) in a private offering. The 2030 Notes will mature on March 15, 2030 unless earlier redeemed or repurchased. Interest on the 2030 Notes will accrue from March 11, 2025 and is payable semiannually in arrears on March 15 and September 15 of each year, commencing on September 15, 2025, at a rate of 6.125% per year. The 2033 Notes will mature on March 15, 2033 unless earlier redeemed or repurchased. Interest on the 2033 Notes will accrue from March 11, 2025 and is payable semiannually in arrears on March 15 and September 15 of each year, commencing on September 15, 2025, at a rate of 6.250% per year. The total combined gross proceeds from the issuance of the Senior Notes, were $1.75 billion, and after deducting initial purchasers’ discounts and commissions and other debt issuance costs of approximately $22.4 million, the total combined net proceeds were approximately $1.73 billion. The effective interest rate for the 2030 Notes and 2033 Notes was 6.42% and 6.45%, respectively, including interest payable and amortization of debt issuance costs.
Each of the series of Senior Notes were issued pursuant to an indenture. Such indentures contain certain restrictions on liens, mergers, consolidations and transfers of all or substantially all of the Company’s assets. Additionally, upon the occurrence of specified change of control triggering events, we will be required to offer to repurchase the Senior Notes at 101% of the principal amount, plus accrued and unpaid interest to the purchase date. The indentures set forth certain events of default after which the Senior Notes may be declared immediately due and payable, as well as certain types of bankruptcy or insolvency events of default after which the Senior Notes become automatically due and payable.

Prior to March 15, 2027, we may redeem the 2030 Notes at our option, in whole or in part at any time, at a redemption price equal to 100% of the principal amount of the 2030 Notes redeemed, plus a “make whole” premium and accrued and unpaid interest, if any. In addition, we may redeem up to 40% of the aggregate principal amount of the 2030 Notes at any time before March 15, 2027, with the net cash proceeds from certain equity offerings at a redemption price equal to 106.125% of the principal amount of the 2030 Notes, plus accrued and unpaid interest, if any. On or after March 15, 2027, we may redeem the 2030 Notes at our option, in whole or in part at any time, at a redemption price equal to the percentage of principal amount set forth below, plus accrued and unpaid interest, if any:

Year	Percentage
2027	103.063%
2028	101.531%
2029 and thereafter	100.000%

Prior to March 15, 2028, we may redeem the 2033 Notes at our option, in whole or in part at any time, at a redemption price equal to 100% of the principal amount of the 2033 Notes redeemed, plus a “make whole” premium and accrued and unpaid interest, if any. In addition, we may redeem up to 40% of the aggregate principal amount of the 2033 Notes at any time before March 15, 2028, with the net cash proceeds from certain equity offerings at a redemption price equal to 106.250% of the principal amount of the 2033 Notes, plus accrued and unpaid interest, if any. On or after March 15, 2028, we may redeem the 2033 Notes at our option, in whole or in part at any time, at a redemption price equal to the percentage of principal amount set forth below, plus accrued and unpaid interest, if any:

Year	Percentage
2028	103.125%
2029	101.563%
2030 and thereafter	100.000%

Interest expense related to the Senior Notes was as follows (in thousands):

Three Months Ended
March 31, 2025
Contractual interest expense	$6,007
Amortization of debt issuance costs	171
Total interest expense	$6,178
2027 Notes
In December 2022, we issued $690.0 million aggregate principal amount of our 2027 Notes in a private offering, of which the aggregate principal amount included the exercise in full of the initial purchasers’ option to purchase up to an additional $90.0 million principal amount. The 2027 Notes mature on December 15, 2027 and bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. The total combined gross proceeds from the issuance of the 2027 Notes were $690.0 million, and after deducting initial purchasers’ discounts and commissions and other debt issuance costs of $16.2 million, the total combined net proceeds were approximately

$673.8 million. The effective interest rate for the 2027 Notes was 0.99% and included interest payable and amortization of debt issuance costs.

	Maturity Date	Initial Conversion Price per Share	Initial Conversion Rate per $1,000 Par Value	Initial Number of Shares (Prior to Repurchase)
2027 Notes	December 15, 2027	$228.73	4.3720 shares	3,016,680
The terms of the 2027 Notes require conversion into cash up to the principal amount, with conversion into common stock, cash, or a combination of cash and common stock, at our option, for any amount in excess of the principal. The 2027 Notes are convertible, in multiples of $1,000 principal amount, at the option of the holders prior to the close of business on the business day immediately preceding September 15, 2027 only under the following circumstances:

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
•any time preceding September 15, 2027, when during the five consecutive business days immediately after any 10 consecutive trading day period (the “Measurement Period”), if the trading price per $1,000 principal amount of 2027 Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of certain corporate events or distributions on our ordinary shares, as provided in the indenture governing the 2027 Notes;
•if we call the 2027 Notes for redemption; or any time from, and including, September 15, 2027 until the close of business on the second scheduled trading day immediately before the maturity date
If we undergo a fundamental change (as defined in the indenture governing the 2027 Notes), holders may require us to repurchase for cash all or any portion of their 2027 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest, if any, up to but excluding the fundamental change repurchase date. In addition, following certain corporate events or if we issue a notice of redemption, it will increase the conversion rate for holders who elect to convert their 2027 Notes in connection with such corporate event or during the relevant redemption period.
On or after December 22, 2025, we may redeem for cash all or any portion of the 2027 Notes in accordance with the optional redemption terms of the convertible debt agreement.
In March 2025, we entered into and closed separate, privately negotiated agreements with certain holders (the “Holders”) of the 2027 Notes to exchange approximately $407.5 million aggregate principal amount of the 2027 Notes for consideration consisting of cash and shares of our common stock that were determined over an averaging period commencing on March 7, 2025 and ending on March 10, 2025 (the “Exchange Transactions”). The consideration transferred to the Holders aggregated to $408.0 million in cash (inclusive of accrued interest and cash paid for fractional shares) and an aggregate of 1,038,259 shares of our common stock. The Exchange Transactions were accounted for as induced conversions, and we recognized an expense of $26.2 million, calculated as of the date the inducement offers were accepted, representing the excess of the equity consideration transferred in the Exchange Transactions over the fair value of securities and other consideration issuable pursuant to the original conversion terms defined in the indenture governing the 2027 Notes. We also recognized approximately $2.5 million of third-party transaction costs which were expensed as a cost of inducement. As a result, we recorded an aggregate of $28.7 million of induced conversion expense within other income, net in the consolidated statement of operations. As a result of the Exchange Transactions, we recorded $26.1 million in additional paid-in capital and we reclassified $5.3 million of unamortized debt issuance costs into equity as part of the derecognition of the associated net carrying amount of the portion of the 2027 Notes which were exchanged, resulting in a net impact of $20.8 million to equity related to the Exchange Transactions. Following the closing of the Exchange Transactions, we have approximately $282.5 million aggregate principal amount of 2027 Notes outstanding. The effective interest rate for the outstanding 2027 Notes after the Exchange Transactions is 0.98% and includes interest payable and amortization of debt issuance costs. The Exchange Transactions did not impact the Note Hedge or Warrants, which remain outstanding and are discussed in further detail below.

Interest expense related to the 2027 Notes was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$780	$863
Amortization of debt issuance costs	747	782
Total interest expense	$1,527	$1,645
We consider the fair value of each of our outstanding notes payable to be a Level 2 measurement. The estimated fair value at March 31, 2025 and December 31, 2024 is based on the closing trading price of the respective notes payable as of the last day of trading for each period (in millions):

	March 31, 2025	December 31, 2024
2027 Notes	$663.3	$1,798.5
2030 Notes	1,011.5	—
2033 Notes	759.4	—
Convertible Note Hedge
To reduce the impact of potential economic dilution upon conversion of the 2027 Notes, we entered into a convertible note hedge transaction (the “Note Hedge” or “2027 Note Hedge”) with certain investment banks, with respect to our common stock, concurrently with the issuance of the 2027 Notes.

	Purchase Price (in thousands)	Shares Purchased
2027 Note Hedge	$194,994	3,016,680
The Note Hedge covers shares of our common stock at a strike price per share that corresponds to the initial conversion price of the respective 2027 Notes, subject to adjustment, and is exercisable upon conversion of the 2027 Notes. If exercised, we may elect to receive cash, shares of our common stock, or a combination of cash and shares. We have accounted for the aggregate amount of purchase price for the Note Hedge as a reduction to additional paid-in capital. The Note Hedge will expire upon the maturity of the 2027 Notes. The Note Hedge is intended to reduce the potential economic dilution upon conversion of the 2027 Notes in the event that the market value per share of our common stock at the time of exercise is greater than the conversion price of the 2027 Notes. The Note Hedge is a separate transaction and is not part of the terms of the 2027 Notes. Holders of the 2027 Notes do not have any rights with respect to the Note Hedge. The Note Hedge does not impact earnings per share, as it was entered into to offset any dilution from the 2027 Notes. As of March 31, 2025, 3,016,680 shares remain subject to the Note Hedge.
Convertible Note Warrants

	Proceeds (in thousands)	Shares	Strike Price	First Expiration
2027 Warrants	$124,269	3,016,680	$338.86	March 15, 2028
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

Future Maturities of Notes Payable
Maturities of principal amounts of notes payable are as follows for each respective year (in thousands). These maturities do not reflect the impact of any put or conversion provisions associated with certain debt instruments:

Remainder of 2025	$—
2026	—
2027 (1)	282,547
2028	—
2029	—
2030	1,000,000
After 2030	750,000
Total principal	$2,032,547
(1)The Notes are contractually due in fiscal year 2027. However, as of December 31, 2024 and March 31, 2025, the Notes were convertible at the option of the holders into cash up to the principal amount, with conversion into common stock, cash, or a combination of cash and common stock, at our option, for any amount in excess of the principal. Therefore, the Notes were classified as current liabilities within our consolidated balance sheet as of December 31, 2024 and March 31, 2025.
Note 11 - Income Taxes
Effective Tax Rate
Our overall effective tax rate for the three months ended March 31, 2025 was 18.8%. This rate differs from the federal statutory rate due to the favorable impact of R&D tax credits and windfall benefit on stock-based compensation partially offset by executive compensation limitation under Internal Revenue Code (“IRC”) Section 162(m), increases in uncertain tax positions and state taxes net of federal benefit. The effective tax rate was favorably impacted by a net $12.1 million discrete tax benefit associated with net windfall related to stock-based compensation for stock awards that vested during the three months ended March 31, 2025.
By comparison, our overall effective tax rate for the three months ended March 31, 2024 was 19.6%. This rate differed from the federal statutory rate due to the favorable impact of R&D tax credits, windfall benefit on stock-based compensation, and net gain related to an investment transaction not recognized for tax purposes, partially offset by the executive compensation limitation under IRC Section 162(m) and state taxes net of federal benefit. The effective tax rate was favorably impacted by a $4.1 million discrete tax benefit primarily associated with net windfalls related to stock-based compensation for stock awards that vested during the three months ended March 31, 2024.
Deferred Tax Assets

The change in deferred tax balances from $301.9 million as of December 31, 2024 to $333.3 million as of March 31, 2025, was primarily driven by an increase in deferred tax assets related to stock-based compensation expense not yet deductible for tax purposes and the capitalization of research and development costs under IRC Section 174. The overall increase was further impacted by a decrease in deferred tax liabilities related to previously unrealized investment gains now realized for tax. These increases were partially offset by the reversal of certain deferred tax assets through additional paid-in capital, associated with the partial repurchase of our 2027 Notes.
Note 12 - Stockholders’ Equity
Common Stock and Preferred Stock
We have authorized the issuance of two classes of stock designated as “common stock” and “preferred stock,” each having a par value of $0.00001 per share. We are authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.

2024 Employee XSP and 2024 CEO Performance Award
On May 10, 2024, our shareholders approved the Axon Enterprise, Inc. 2024 eXponential Stock Plan (the “2024 Employee XSP”). The 2024 Employee XSP includes an approved pool of 4.5 million shares of common stock reserved for grants of eXponential Stock Units (“XSUs”) to employees. A total of approximately 4.1 million XSUs have been granted to employees under this program as of March 31, 2025. There were no XSUs granted to employees during the three months ended March 31, 2025. The program includes seven substantially equal tranches that will vest upon certification by the Compensation Committee of the Board of Directors upon achievement of three independent vesting conditions: (1) stock price goals; (2) operational goals; and (3) minimum service conditions.
Additionally, on May 10, 2024 shareholders approved a grant of 679,102 XSUs to our CEO, Patrick W. Smith, (the “2024 CEO Performance Award”). The stock price goals and operational goals applicable to the 2024 CEO Performance Award are identical to those under the 2024 Employee XSP, but Mr. Smith is subject to a longer minimum required service period.

The three independent vesting conditions are described in the following table:

	Operational Goals(1) (in millions)				Stock Price Goal		Minimum Service Requirement
Tranche	Revenue		Adj. EBITDA(2)				2024 Employee XSP	2024 CEO Performance Award	Goal Expiration
1	$1,834	or	$382	and	$247.40	and	June 2025	December 2028	December 31, 2026
2	2,293	or	497	and	309.25	and	December 2025	December 2028	December 31, 2027
3	2,866	or	633	and	386.56	and	June 2026	December 2029	December 31, 2028
4	3,583	or	823	and	483.20	and	December 2026	December 2029	December 31, 2029
5	4,479	or	1,066	and	604.00	and	June 2027	December 2030	December 31, 2030
6	5,599	or	1,378	and	755.00	and	December 2027	December 2030	December 31, 2031
7	6,999	or	1,728	and	943.75	and	June 2028	December 2030	December 31, 2032
(1) Operational goals are measured, as of any date, for the previous four consecutive fiscal quarters, beginning with the Company's first full fiscal quarter ending after the fiscal quarter in which the grant date occurred.
(2) In connection with certain acquisitions which were completed during fiscal year 2024, the adjusted EBITDA goals were adjusted as required by the terms of the 2024 Employee XSP and 2024 CEO Performance Award. As the operational goals for tranches 1 and 2 were met as of December 31, 2024, no further adjustment to the adjusted EBITDA goals for these tranches was made in the current period, in accordance with the terms of the awards.
Restricted Stock Units
The following table summarizes restricted stock unit (“RSU”) activity for the three months ended March 31, 2025 and 2024 (number of units and aggregate intrinsic value in thousands):

	Three Months Ended March 31,
	2025		2024
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Units outstanding, beginning of year	1,684	$356.31	1,615	$193.09
Granted	15	580.51	478	257.49
Released	(186)	281.66	(174)	213.88
Forfeited	(27)	398.72	(42)	186.93
Units outstanding, end of period	1,486	$367.15	1,877	$207.73
Aggregate intrinsic value at quarter end	$781,511		$587,321
Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $525.95 per share, multiplied by the number of RSUs outstanding. As of March 31, 2025, there was $461.0 million in unrecognized compensation costs related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.13 years. Shares underlying RSUs are generally released when vesting requirements are met.
Performance Stock Units
The following table summarizes performance stock unit (“PSU”) activity, inclusive of XSUs, for the three months ended March 31, 2025 and 2024 (number of units and aggregate intrinsic value in thousands):

	Three Months Ended March 31,
	2025		2024
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Units outstanding, beginning of year	4,865	$261.18	394	$201.61
Granted	16	499.47	15	284.00
Released	(15)	256.23	(1)	180.89
Forfeited	(48)	224.83	(7)	93.32
Units outstanding, end of period	4,818	$262.34	401	$206.75
Aggregate intrinsic value at quarter end	$2,533,889		$125,533
Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $525.95 per share, multiplied by the number of PSUs outstanding. As of March 31, 2025, there was $677.7 million in unrecognized compensation expense related to PSUs under our stock plans for awards that are expected to vest. We expect to recognize the cost related to PSUs over a weighted average period of 3.99 years. Shares underlying PSUs are generally released when vesting requirements are met.

Stock Option Activity
The following table summarizes stock option activity for the three months ended March 31, 2025 and 2024 (number of units and aggregate intrinsic value in thousands):

	Three Months Ended March 31,
	2025			2024
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Options outstanding, beginning of year	21	$28.58		531	$28.58
Granted	—	—		—	—
Exercised	—	—		—	—
Expired / terminated	—	—		—	—
Options outstanding and exercisable, end of period	21	$28.58	2.91	531	$28.58	3.9
Aggregate intrinsic value at quarter end	$10,410			$150,944
Aggregate intrinsic value represents the difference between the exercise price of the underlying stock options and the closing stock price on the last trading day of the period ended March 31, 2025, which was $525.95 per share. There was no stock option activity during the three months ended March 31, 2025.
Stock-based Compensation Expense
The following table summarizes the composition of stock-based compensation expense for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of product and service sales	$12,887	$29,595
Selling, general and administrative expenses	71,347	23,155
Research and development expenses	56,005	22,365
Total stock-based compensation expense	$140,239	$75,115
Stock Incentive Plan
In May 2024, our shareholders approved the Axon Enterprise, Inc. Amended and Restated 2022 Stock Incentive Plan (the “Amended 2022 Plan”) authorizing an additional 2.2 million shares, plus remaining available shares under prior plans, for issuance under the Amended 2022 Plan. Combined with the shares of our common stock available under our legacy stock incentive plans, there are 3.2 million shares of our common stock available for grant under the Amended 2022 Plan as of March 31, 2025.
At-The-Market Equity Offering
We participate in an “at-the-market” equity offering program (the “ATM”), pursuant to which we are authorized to sell up to a total of approximately 2.0 million shares of our common stock. As of March 31, 2025, there were approximately 2.0 million shares remaining. There were no issuances under the ATM during the three months ended March 31, 2025.
Stock Repurchase Plan
In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. As of March 31, 2025, $16.3 million remained available under the plan for future purchases.

Note 13 - Line of Credit
In December 2022, we entered into a credit agreement that provides for a senior unsecured multi-currency revolving credit facility (the “Credit Agreement”) in an aggregate principal amount of up to $200.0 million, $30.0 million of which is available for the issuance of letters of credit. The Credit Agreement originally matured on the earlier of December 15, 2027 or the date that is six months prior to the stated maturity date of the 2027 Notes unless the 2027 Notes have been redeemed, repurchased, converted or defeased in full. Additionally, the Credit Agreement had an accordion feature which allowed for an increase in the total line of credit up to $300.0 million, in each lender’s sole discretion.
In March 2025, immediately prior to the consummation of the closing of the 2030 & 2033 Senior Notes Offering, we entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment increased the existing revolving credit facility by $100.0 million to a total aggregate principal amount of $300.0 million (with an accordion feature which allows for an increase in the total line of credit up to $400.0 million), increased availability for the issuance of letters of credit by $20.0 million to $50.0 million, extended the maturity date of the Credit Agreement from December 15, 2027 to March 11, 2030 (or, in each case, the date that is six months prior to the stated maturity date of the 2027 Notes unless the 2027 Notes have been redeemed, repurchased, converted or defeased in full), permitted the 2030 & 2033 Senior Notes Offering, and provided for other updates to the covenants and terms of the Credit Agreement.
As of March 31, 2025, no amounts were drawn under the Credit Agreement. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of March 31, 2025, we had letters of credit outstanding of approximately $8.7 million under the facility and available borrowing of $291.3 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at Term SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net leverage ratio and consolidated interest coverage ratio discussed further below. “SOFR” is defined as a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York or a successor administrator of the secured overnight financing rate.
We are required to comply with a net leverage ratio, defined as consolidated total indebtedness to EBITDA, and a consolidated interest coverage ratio, defined as EBITDA to consolidated interest expense. As of March 31, 2025, we are in compliance with the associated covenants under the Credit Agreement.
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
Other Matters
Despite the Federal Trade Commission's (“FTC”) dismissal of its administrative enforcement complaint against Axon without consent decree or other condition in October 2023, other parties continue to allege that Axon’s May 2018 acquisition of an insolvent body camera competitor, Vievu LLC, was anticompetitive. Two purported antitrust lawsuits based largely on the FTC’s unproven allegations are pending in the District of New Jersey (Case No. 3:23-cv-7182) and District of Arizona (Case No. 2:24-cv-01869-SMB). The claims in both cases were substantially narrowed during motion practice. Axon denies all allegations of anticompetitive or other misconduct and is vigorously defending the cases.

Pending in the Eastern District of Virginia (Case No. 1:24-CV-01625) is a patent infringement suit filed by Airspace Systems, Inc. against Dedrone Holdings, Inc. involving certain drone technology. After Axon acquired Dedrone on October 1, 2024, Airspace amended its complaint and added Axon as a defendant. Airspace seeks injunctive relief and treble damages in an unspecified amount. Axon and Dedrone deny infringement and further contend that the three asserted patents are invalid and/or contain patent ineligible subject matter. To that end, Axon has simultaneously challenged all three patents in the United States Patent and Trademark Office and the court has stayed the litigation until September 15, 2025 or until the Patent Trial and Appeal Board renders a decision on Axon's petitions.
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
Based on our assessment of outstanding litigation and claims as of March 31, 2025, we have determined that it is not reasonably possible that these losses, if any, from lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.
Off-Balance Sheet Arrangements
Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At March 31, 2025, we had outstanding letters of credit issued under our credit facility of $8.7 million that are expected to expire through 2026. We also had outstanding letters of credit of $0.1 million that do not draw against our credit facility. Additionally, we had $21.6 million of outstanding surety bonds as of March 31, 2025, with expiration dates ranging through 2029.
Note 15 – Accumulated Other Comprehensive Income (Loss)
The following tables reflect the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Losses on Available-for-Sale Investments	Foreign Currency Translation	Total
Balance, December 31, 2024	$(30)	$(18,154)	$(18,184)
Other comprehensive (loss) income	(124)	358	234
Balance, March 31, 2025	$(154)	$(17,796)	$(17,950)

	Unrealized Losses on Available-for-Sale Investments	Foreign Currency Translation	Total
Balance, December 31, 2023	$(399)	$(10,280)	$(10,679)
Other comprehensive loss	(106)	(801)	(907)
Balance, March 31, 2024	$(505)	$(11,081)	$(11,586)

Note 16 - Segment Data
As a result of the Segment Realignment and effective as of the three months ended March 31, 2025, our financial results are reported in two reportable segments, Connected Devices and Software & Services. Segment information for the three months ended March 31, 2024 has been recast to reflect the Segment Realignment. Refer to Note 1 for additional details. Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended March 31, 2025
	Connected Devices	Software and Services	Total
Net sales	$340,896	$262,737	$603,633
Cost of sales	170,181	67,713	237,894
Other segment items (1)	9,420	9,037	18,457
Adjusted gross margin	$180,135	$204,061	$384,196
Other segment items (1)			18,457
Selling, general and administrative			223,509
Research and development			151,023
Interest income			10,604
Interest expense			(7,821)
Other income, net			114,401
Income before provision for income taxes			$108,391
(1)    Other segment items includes the adjustment for noncash stock-based compensation expense, amortization of acquired intangible assets, and inventory step-up amortization related to acquisitions to arrive at the profit measure used by the CODM.

	Three Months Ended March 31, 2024
	Connected Devices	Software and Services	Total
Net sales	$270,424	$189,447	$459,871
Cost of sales	152,160	49,083	201,243
Other segment items (1)	28,152	3,731	31,883
Adjusted gross margin	$146,416	$144,095	$290,511
Other segment items (1)			31,883
Selling, general and administrative			151,075
Research and development			91,097
Interest income			12,130
Interest expense			(1,756)
Other income, net			139,066
Income before provision for income taxes			$165,896
(1)    Other segment items includes the adjustment for noncash stock-based compensation expense and amortization of acquired intangible assets to arrive at the profit measure used by the CODM.

The following table presents supplemental information included within the measure of profit or loss, adjusted gross margin, reviewed by our CODM (in thousands). There are no other material items presented to our CODM by segment or included within adjusted gross margin for supplemental disclosure.

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Depreciation and amortization	$9,285	$3,959	$13,244	$4,722	$2,226	$6,948
Significant noncash items:
Stock-based compensation expense	7,476	5,411	12,887	27,827	1,768	29,595
Provisions for inventory	846	—	846	1,354	—	1,354
Warranty reserve expense	3,779	—	3,779	1,119	—	1,119
Note 17 – Business Combinations
Fusus
On January 31, 2024, we acquired the remaining 79.7% interest in Fusus for incremental consideration transferred of approximately $241.3 million. Based on the final purchase price allocation, we recorded $249.9 million of goodwill, $72.9 million of identifiable intangible assets, and other net liabilities assumed of $7.8 million, excluding deferred taxes. We also recorded a net deferred tax liability of $10.4 million. As of the acquisition date, the identifiable intangible assets recognized in the acquisition included $56.6 million of developed technology, $14.4 million of customer relationships, and $1.9 million of trademarks.
As a result of the Segment Realignment, the goodwill recognized in the acquisition has been reallocated and is now reported in our two reportable segments, Connected Devices and Software & Services.
Dedrone
On October 1, 2024, we acquired the remaining 79.8% interest in Dedrone, a global leader in air space security, for incremental consideration transferred of approximately $391.1 million. We recorded incremental acquisition-related transaction and integration costs of $0.9 million for the quarter ended March 31, 2025. These costs were expensed as incurred in SG&A in our consolidated statements of operations.
The purchase price allocation is subject to revision during the measurement period for normal closing activities, such as income tax filings and settlement of escrow balances. During the first quarter of 2025, we recorded various measurement period adjustments primarily consisting of adjustments to working capital resulting in a $2.7 million decrease to goodwill. These measurement period adjustments also include a $2.5 million indemnification asset related to a tax matter which we currently expect will be fully recovered. We expect the measurement period to be completed by the third quarter of 2025.
Based on the current purchase price allocation, including measurement period adjustments, we have recorded $448.4 million of goodwill, $100.5 million of identifiable intangible assets, and other net liabilities assumed of $44.4 million, excluding deferred taxes. We have also recorded a net deferred tax liability of $1.2 million. As of the acquisition date, the identifiable intangible assets recognized in the acquisition included $41.0 million of developed technology, $41.0 million of in-process research and development, $15.0 million of customer relationships, and $3.5 million of trademarks.
As a result of the Segment Realignment, the goodwill recognized in the acquisition has been reallocated and is now reported in our two reportable segments, Connected Devices and Software & Services.
Note 18 - Restatement of Prior Period Financial Statements
As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 and discussed in Note 1 “Organization and Summary of Significant Accounting Policies”, the following tables reflect the impact of other previously identified immaterial errors to the specific line items presented in our previously reported (a) consolidated statement of operations and comprehensive income for the quarterly period ended March 31, 2024; (b) consolidated statement of stockholders' equity for the quarterly period ended March 31, 2024; and (c) consolidated statement of cash flows for the quarterly period ended March 31, 2024.

Consolidated Statement of Operations and Comprehensive Income
(in thousands)

Three Months Ended March 31, 2024	As Reported	Adjustments	As Restated

Net sales from products	$272,048	$(1,624)	$270,424
Net sales from services	188,688	759	189,447
Net sales	460,736	(865)	459,871
Cost of product sales	151,698	462	152,160
Cost of service sales	48,992	91	49,083
Cost of sales	200,690	553	201,243
Gross margin	260,046	(1,418)	258,628
Selling, general and administrative	152,669	(1,594)	151,075
Total operating expenses	243,766	(1,594)	242,172
Income from operations	16,280	176	16,456
Income before provision for income taxes	165,720	176	165,896
Provision for (benefit from) income taxes	32,502	42	32,544
Net income	$133,218	$134	$133,352
Comprehensive income	$132,311	$134	$132,445

There was no impact on disclosed basic and diluted income per common and common equivalent shares for the three months ended March 31, 2024.
Consolidated Statement of Stockholders' Equity
(in thousands)

	As Reported		Adjustments		As Restated
	Retained Earnings	Total Stockholders’ Equity	Retained Earnings	Total Stockholders’ Equity	Retained Earnings	Total Stockholders’ Equity

Balance, December 31, 2023	$431,249	$1,612,034	$3,731	$3,731	$434,980	$1,615,765
Net income	133,218	133,218	134	134	133,352	133,352
Balance, March 31, 2024	$564,467	$1,818,015	$3,865	$3,865	$568,332	$1,821,880

Consolidated Statement of Cash Flows
(in thousands)

Three Months Ended March 31, 2024	As Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income	$133,218	$134	$133,352
Provision for bad debts and inventory	216	1,364	1,580
Change in assets and liabilities:
Receivables and contract assets	(51,132)	(5,605)	(56,737)
Inventory	(710)	(1,364)	(2,074)
Deferred revenue	20,743	(1,622)	19,121
Accounts payable, accrued and other liabilities	(84,289)	(1,551)	(85,840)
Other - net	2	8,644	8,646
Other than the impact to the captions noted above, there was no impact on total cash flows from operating activities, or on cash flows from investing or financing activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition as of March 31, 2025, and results of operations for the three months ended March 31, 2025 and 2024, should be read in conjunction with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes in our amended 2024 Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on May 7, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Part II, Item 1A. Risk Factors.” See also “Special Note Regarding Forward-Looking Statements” on page ii of this Quarterly Report on Form 10-Q.
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
Effective in the first quarter of 2025, we realigned our business to better reflect our continued growth and expansion of product, software and service offerings (the “Segment Realignment”). Previously reported within two reportable segments, TASER and Software and Sensors, we prospectively realigned our business in a manner that provides increased transparency and distinction between our hardware and software and services components. As a result of the Segment Realignment and effective as of the three months ended March 31, 2025, our financial results are reported in two reportable segments, Connected Devices and Software & Services. As a result of the Segment Realignment, we have recast our segment disclosures for the three months ended March 31, 2024 to conform to the new presentation.
Our revenues for the three months ended March 31, 2025 were $603.6 million, an increase of $143.8 million, or 31.3%, from the comparable period in the prior year. We had loss from operations of $8.8 million, compared to income from operations of $16.5 million for the same period in the prior year. Gross margin dollars increased $107.1 million and increased as a percentage of revenue to 60.6% from 56.2% compared to the three months ended March 31, 2024. The increase was primarily driven by higher stock-based compensation expense in the comparable period. Excluding the impacts of stock-based compensation expense and intangibles amortization in cost of goods sold, adjusted gross margin increased to 63.6% for three months ended March 31, 2025 compared to 63.2% for the same period in the prior year, primarily due to higher software revenue mix. Operating expenses increased by $132.4 million, reflecting increased headcount and an increase in stock-based compensation expense. Net income of $88.0 million included net realized and unrealized gains of $167.3 million related to our strategic investments, offset by a noncash unrealized loss of $23.4 million related to our marketable securities and inducement expense of $28.7 million associated with the early repurchase of a portion of our 2027 Notes, as discussed further within Note 10. Net income of $133.4 million for the comparable period in the prior year included a realized gain of $42.3 million related to our acquisition in Fusus, an unrealized gain of $75.6 million related to a strategic investment, and a noncash unrealized gain of $21.8 million on our investment in marketable securities.
Certain prior period amounts previously reported on our consolidated financial statements have been restated to correct for immaterial errors, as described in Note 1 and Note 18 to our consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations
The following table presents data from our consolidated statements of operations as well as the percentage relationship to total net sales of items included in our consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2025		2024
Net sales from products	$340,896	56.5%	$270,424	58.8%
Net sales from services	262,737	43.5	189,447	41.2
Net sales	603,633	100.0	459,871	100.0
Cost of product sales	170,181	28.2	152,160	33.1
Cost of services sales	67,713	11.2	49,083	10.7
Cost of sales	237,894	39.4	201,243	43.8
Gross margin	365,739	60.6	258,628	56.2
Operating expenses:
Selling, general and administrative	223,509	37.0	151,075	32.9
Research and development	151,023	25.0	91,097	19.8
Total operating expenses	374,532	62.0	242,172	52.7
(Loss) income from operations	(8,793)	(1.4)	16,456	3.5
Interest income	10,604	1.8	12,130	2.6
Interest expense	(7,821)	(1.3)	(1,756)	(0.4)
Other income, net	114,401	19.0	139,066	30.2
Income before provision for income taxes	108,391	18.1	165,896	35.9
Provision for income taxes	20,411	3.4	32,544	7.1
Net income	$87,980	14.7%	$133,352	28.8%
The following table presents our revenues disaggregated by geography (dollars in thousands):

	Three Months Ended March 31,
	2025		2024
United States	$529,383	88%	$391,541	85%
Other countries	74,250	12	68,330	15
Total	$603,633	100%	$459,871	100%
International revenue increased compared to the prior year comparative period, primarily driven by increased sales in our Americas region (i.e., South America and Canada).

Net Sales
As a result of the Segment Realignment, we have updated and recast our disaggregated revenue categories. Net sales by product line were as follows (dollars in thousands):

	Three Months Ended March 31,				Dollar Change	Percent Change
	2025		2024
Connected Devices segment:
TASER (1)	$195,495	32.4%	$164,599	35.8%	$30,896	18.8%
Personal Sensors (2)	88,405	14.7	68,000	14.8	20,405	30.0
Platform Solutions (3)	56,996	9.4	37,825	8.2	19,171	50.7
Total Connected Devices segment	340,896	56.5	270,424	58.8	70,472	26.1
Total Software and Services segment	262,737	43.5	189,447	41.2	73,290	38.7
Total net sales	$603,633	100.0%	$459,871	100.0%	$143,762	31.3%
(1)'TASER' includes TASER handles, cartridges and related extended warranties.
(2)'Personal Sensors' primarily includes body cameras and accessories, signal sidearm, and related extended warranties.
(3)'Platform Solutions' primarily includes interview room, fleet in-car video, fixed cameras, drones and counter-drone equipment, virtual reality training hardware, and related extended warranties.
Net sales for the Connected Devices segment increased 26.1% for the three months ended March 31, 2025 as compared to the prior-year quarter. The increase of $30.9 million in TASER is primarily driven by higher TASER 10 handle and cartridge volume. Personal Sensors increased $20.4 million on continued adoption of our newest body camera, AB4, and higher warranty revenue from more devices in the field. The $19.2 million increase in Platform Solutions is primarily driven by higher volume for virtual reality training and counter-drone equipment.
Net sales for the Software and Services segment increased 38.7% for the three months ended March 31, 2025 as compared to the prior-year quarter. The increase in the aggregate number of users and growing adoption of our premium add-on features by existing customers drove the majority of the increase of $73.3 million.
Gross Margin
As a percentage of net sales, gross margin for the Connected Devices segment increased to 50.1% from 43.7% for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily due to higher stock-based compensation in the comparable period. Adjusted gross margin for the Connected Devices segment, which excludes stock-based compensation expense and intangibles amortization, was 52.8% for the three months ended March 31, 2025, compared to 54.1% for the same period in 2024. The decrease is primarily driven by higher mix of Personal Sensors and Platform Solutions which generally have a lower gross margin than TASER devices.
As a percentage of net sales, gross margin for the Software and Services segment increased to 74.2% from 74.1% for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily due to higher stock-based compensation expense in the comparable period. Adjusted gross margin for Software and Services segment, which excludes stock-based compensation expense and intangibles amortization, increased to 77.7% for the three months ended March 31, 2025, compared to 76.1% for the same period in 2024 due to higher software mix.
Selling, General and Administrative Expenses
SG&A expenses were comprised as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2025	2024
Total selling, general and administrative expenses	$223,509	$151,075	$72,434	47.9%
As a percentage of net sales	37.0%	32.9%

Stock-based compensation expense increased $48.2 million in comparison to the prior-year comparable period, which was primarily related to the 2024 Employee XSP and the 2024 CEO Performance Award that were approved by shareholders in the 2024 Annual Meeting of Shareholders and increased headcount. As of March 31, 2025, we consider some of the tranches probable and will recognize the expense ratably over their respective expected vesting periods. This may result in volatility and higher upfront expense recognition and is subject to change based on periodic probability assessments.
Salaries, benefits and bonus expense increased $12.7 million in comparison to the prior-year comparable period, which was primarily attributable to an increase in headcount and higher wages.
Sales and marketing expense increased $3.1 million in comparison to the prior-year comparable period, which was primarily attributable to increased commissions and in-person events.
Research and Development Expenses
R&D expenses were comprised as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2025	2024
Total research and development expenses	$151,023	$91,097	$59,926	65.8%
As a percentage of net sales	25.0%	19.8%
Stock-based compensation expense increased $33.6 million in comparison to the prior-year comparable period, which was primarily related to the 2024 Employee XSP that was approved by shareholders in the 2024 Annual Meeting of Shareholders and increased headcount. As of March 31, 2025, we consider the vesting of some of the tranches probable and will recognize the expense ratably over their respective expected vesting periods. This may result in volatility and higher upfront expense recognition and is subject to change based on periodic probability assessments.
Salaries, benefits and bonus expense increased $16.7 million in comparison to the prior-year comparable period, which was primarily attributable to an increase in headcount and higher wages.
Interest Income, Net
Interest income, net, was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest income	$10,604	$12,130
Interest expense (1)	(7,821)	(1,756)
Total interest income, net	$2,783	$10,374
(1)Interest expense increased in comparison to the prior-year comparable period primarily as a result of the issuance of the Senior Notes in March 2025, as discussed further within Note 10.

Other Income, Net
Other income, net, was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Realized and unrealized gain on fair value adjustments of strategic investments, net	$167,321	$117,931
Unrealized gain (loss) on marketable securities, net	(23,400)	21,780
Gain (loss) on foreign currency transactions, net	(803)	88
Induced conversion of convertible debt (1)	(28,666)	—
Other, net	(51)	(733)
Other income, net	$114,401	$139,066
(1)Reflects the inducement expense associated with the early repurchase of a portion of our 2027 Notes, as discussed further within Note 10.
Provision for Income Taxes
The effective tax rate is 18.8% for the three months ended March 31, 2025, compared to 19.6% for the three months ended March 31, 2024. The decrease was primarily attributable to higher R&D tax credits and discrete benefit for excess tax benefits from stock-based compensation. These were partially offset by higher tax expense related to the executive compensation limitation under IRC Section 162(m), increased unrecognized tax benefits, state income taxes, a partially non-deductible expense related to the induced conversion of our 2027 Notes, and the absence of a prior-year gain related to an investment transaction not recognized for tax. The overall change in the effective tax rate also reflects the impact of a lower pre-tax book income base in the current period, which magnifies the relative effect of permanent and discrete items.
Provision for income taxes and effective tax rates were as follows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Income before provision for income taxes	$108,391	$165,896	$(57,505)
Provision for income taxes	$20,411	$32,544	$(12,133)
Effective tax rate	18.8%	19.6%	(0.8)%
Net Income
We recorded net income of $88.0 million for the three months ended March 31, 2025 compared to net income of $133.4 million for the same period in 2024. Net income per basic share was $1.14 for the three months ended March 31, 2025 compared to $1.77 net income per basic share for the same period in 2024. Net income per diluted share was $1.08 for the three months ended March 31, 2025 compared to $1.73 net income per diluted share for the comparable period in 2024.
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

•Adjusted EBITDA (most comparable GAAP measure: Net income) – Earnings before interest expense; investment interest income; income taxes; depreciation; amortization; noncash stock-based compensation expense; fair value adjustments related to strategic investments and marketable securities; debt inducement expense associated with the early repurchase of a portion of our 2027 Notes; transaction and integration costs related to strategic investments and acquisitions; inventory step-up amortization related to acquisitions; certain litigation costs and recoveries related to (1) antitrust cases we consider to be non-recurring and outside of our core operating results and (2) litigation matters for acquired companies that were unresolved at the date of the acquisition; and other unusual, non-recurring pre-tax items that are not considered representative of our underlying operating performance (listed in the tables below).
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

EBITDA and adjusted EBITDA reconcile to net income as follows (in thousands):

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Net income	$87,980	$135,184	$133,352
Depreciation and amortization	19,195	17,489	11,564
Interest expense	7,821	1,825	1,756
Investment interest income	(10,604)	(7,286)	(12,130)
Provision for (benefit from) income taxes	20,411	(50,619)	32,544
EBITDA	$124,803	$96,593	$167,086

Non-GAAP adjustments:
Stock-based compensation expense	140,239	130,888	75,115
Unrealized and realized gains on strategic investments and marketable securities, net	(143,921)	(39,432)	(97,419)
Realized gains on previously held minority interests acquired in business combinations, net	—	(51,627)	(42,292)
Debt inducement expense	28,666	—	—
Transaction costs related to strategic investments and acquisitions	2,727	2,104	6,357
Loss on disposal, abandonment, and impairment of property, equipment and intangible assets, net	—	—	—
Loss recoveries	—	—	—
Inventory step-up amortization	607	609	—
Litigation costs and related recoveries	2,049	1,537	224
Payroll taxes related to 2018 CEO Performance Award option exercises	—	918	—
Adjusted EBITDA	$155,170	$141,590	$109,071
As a result of the Segment Realignment, we have recast adjusted gross margin for the three months ended March 31, 2024 to conform to the new presentation. Adjusted gross margin reconciles to gross margin as follows (in thousands):

	Three Months Ended
	March 31, 2025			March 31, 2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Gross margin	$170,715	$195,024	$365,739	$118,264	$140,364	$258,628
Stock-based compensation expense	7,476	5,411	12,887	27,827	1,768	29,595
Amortization of acquired intangible assets	1,337	3,626	4,963	325	1,963	2,288
Inventory step-up amortization	607	—	607	—	—	—
Adjusted gross margin	$180,135	$204,061	$384,196	$146,416	$144,095	$290,511
Gross margin %	50.1%	74.2%	60.6%	43.7%	74.1%	56.2%
Adjusted gross margin %	52.8%	77.7%	63.6%	54.1%	76.1%	63.2%

Liquidity and Capital Resources
Summary

	March 31, 2025	December 31, 2024	Dollar Change
Cash and cash equivalents	$1,092,938	$454,844	$638,094
Available-for-sale investments	1,099,230	333,235	765,995
Total	$2,192,168	$788,079	$1,404,089
Our most significant source of liquidity continues to be funds generated by operating activities and available cash and cash equivalents and short-term investments. As of March 31, 2025, we had $1.1 billion of cash and cash equivalents, an increase of $638.1 million from December 31, 2024. Refer below for further discussions related to the change in cash and cash equivalents. As of March 31, 2025, we had $1.1 billion of available-for-sale investments, an increase of $766.0 million from December 31, 2024 primarily as a result of investment activity following the issuance of the Senior Notes. Refer to Note 10 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on the issuance.
In addition, our Credit Agreement is available for additional working capital needs or investment opportunities. The Credit Agreement provides for a senior unsecured multi-currency revolving credit facility in an aggregate principal amount of up to $300.0 million, $50.0 million of which is available for the issuance of letters of credit. As of March 31, 2025, and December 31, 2024, respectively, no amounts were drawn under the Credit Agreement. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of March 31, 2025, we had letters of credit outstanding of approximately $8.7 million under the facility and available borrowing of $291.3 million. Refer to Note 13 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details related to our Credit Agreement and outstanding letters of credit.
We also have an aggregate of $1.75 billion of Senior Notes outstanding. As of March 31, 2025, none of our subsidiaries guarantee the Senior Notes. Our non-guarantor subsidiaries accounted for approximately 12% of our total revenue for the three months ended March 31, 2025, and approximately 18% and 6% of our total consolidated assets and liabilities (excluding the effect of intercompany transactions), respectively, as of March 31, 2025. Refer to Note 10 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details related to our Senior Notes.
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
Going forward, we expect to continue to be an opportunistic issuer of debt securities and may issue new debt securities from time to time to fund our growth or refinance future debt maturities, among other things. In addition, from time to time, we may acquire our debt securities through open market purchases, redemptions, privately negotiated transactions, tender offers, exchange offers or otherwise, upon such terms and at such prices as we may from time to time determine, for cash or other consideration.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,		Dollar Change
	2025	2024
Operating activities	$25,794	$(15,938)	$41,732
Investing activities	(702,217)	(174,044)	(528,173)
Financing activities	1,313,226	(2,710)	1,315,936
Effect of exchange rate changes on cash and cash equivalents	1,192	(1,978)	3,170
Net increase (decrease) in cash and cash equivalents and restricted cash	$637,995	$(194,670)	$832,665

Operating activities
Net cash provided by operating activities was $25.8 million for the first three months of 2025, compared to $(15.9) million in the comparable period in the prior year. The $41.7 million increase is due to changes in the following (in thousands):

	Three Months Ended March 31,		Dollar Change
	2025	2024
Net income	$87,980	$133,352	$(45,372)
Stock-based compensation	140,239	75,115	65,124
Fair value adjustments on strategic investments and marketable securities, net	(143,921)	(139,711)	(4,210)
Deferred income taxes	(48,768)	20,670	(69,438)
Debt inducement expense	28,666	—	28,666
Inventory and accounts payable	(8,375)	(87,914)	79,539
Receivables and contract assets	(73,565)	(56,737)	(16,828)
Deferred revenue	33,505	19,121	14,384
Other, net	10,033	20,166	(10,133)
Net cash provided by (used in) operating activities	$25,794	$(15,938)	$41,732
Net cash provided by operating activities consisted of net income of $88.0 million, a net add-back of non-cash income statement items of $9.0 million and a $71.2 million net change in operating assets and liabilities. Primary drivers of the non-cash items include stock-based compensation expense for employee equity programs, debt inducement expense related to the induced conversion for our 2027 Notes, fair value adjustments for the net realized and unrealized gains on our strategic investments and marketable securities, and deferred income taxes. The realized and unrealized gains on our strategic investments and related warrants were primarily related to an observable price change and subsequent sale of one of our strategic investments. The change in accounts and notes receivable was largely due to increased sales. This was partly offset by the change in deferred revenue due to the timing of billing events. The change in inventory and accounts payable was largely due to advanced raw material purchases for Axon Body 4 and TASER 10 CEDs to support future sales. The change in deferred income taxes was primarily driven by non-taxable unrealized net investment gain and additional GAAP expense for unvested stock-based compensation.
Investing activities
Net cash used in investing activities was $702.2 million for the three months ended March 31, 2025 compared to cash used in investing activities of $174.0 million for the comparable period in the prior year. The net investing cash outflow is driven by $1.1 billion of investment purchases, including $203.4 million related to our strategic investments, and $24.9 million for purchases of property and equipment, net of proceeds. Cash outflow was partially offset by $110.9 million of proceeds from calls, maturities and sales of available-for-sale investments and $290.9 million of proceeds from the sale of strategic investments. The net cash outflow is primarily driven by greater available-for-sale and strategic investment activity in the current period, when contrasted with the prior comparable period.
Financing activities
Net cash provided by financing activities was $1.3 billion for the three months ended March 31, 2025 compared to cash used by financing activities of $2.7 million for the comparable period in the prior year. Financing cash inflow was driven by gross proceeds of $1.8 billion from the Senior Notes issuance. Gross proceeds from the issuance were partially offset by $407.5 million of principal payments related to the induced conversion for our 2027 Notes, $24.2 million of transaction costs related to the induced conversion, debt issuance, and revolver modifications, and payments totaling $5.0 million for income and payroll taxes on behalf of employees who net-settled stock awards during the period.

Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operation is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. While we do not believe that a change in these estimates is reasonably likely, there can be no assurance that our actual results will not differ from these estimates.
Our critical accounting estimates are discussed in our amended 2024 Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024. There have been no significant changes to these critical accounting estimates for the three months ended March 31, 2025. Refer to Note 1 in Part I, Item 1 of this Quarterly Report on Form 10-Q for any additional details regarding our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “available-for-sale”. To quantify our interest rate risk exposure, we perform a sensitivity analysis based on hypothetical changes in interest rates. Based on investment positions as of March 31, 2025, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $2.1 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
Additionally, we have access to a $300.0 million line of credit borrowing facility which bears interest at SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net leverage ratio and consolidated interest coverage ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $8.7 million at March 31, 2025. At March 31, 2025, there was no amount outstanding under the line of credit, and the available borrowing under the line of credit was $291.3 million. We have not borrowed any funds under the line of credit since its inception; however, should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to unremediated material weaknesses in our internal control over financial reporting as disclosed in Part II, Item 9A of our amended 2024 Annual Report on Form 10-K/A for the year ended December 31, 2024.
Remediation Efforts to Address the Material Weaknesses

With respect to the material weaknesses, management, under the oversight of the Audit Committee, is in the process of implementing remediation plans in response to the identified material weaknesses. Refer to Part II, Item 9A of our amended 2024 Annual Report on Form 10-K/A for additional details relating to the remediation plans. While we have taken steps to implement our remediation plans, the material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The discussion in Note 14 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.
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
•We are highly dependent on the services of our executive officers, including Patrick W. Smith, our Chief Executive Officer. Our failure to retain executive officers could adversely impact our business.
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
•Uncertainty in the development, deployment, and use of artificial intelligence (“AI”) in our products and services, as well as our business more broadly, could adversely affect our business and reputation.
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
•Revenue for our Software as a Service (“SaaS”) products is recognized over multi-year contract terms, which may delay the reflection of new business in our operating results.
•Most of our end-user customers are subject to budgetary and political constraints, which may delay or prevent sales, result in cancellations, or lead to the non-renewal of contracts.
•The open bidding process introduces uncertainty in securing future contract awards.
•We hold the majority of our cash balances, some of which are not insured, at three depository institutions.
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
•Uncertainties with complex U.S. federal, state and local and foreign procurement laws and regulations could cause us to incur costs that could have a material adverse effect on our business, financial position, results of operations and cash flow.
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
Risks Related to our Indebtedness
•Fulfilling our debt obligations requires significant cash resources, which may exceed our available cash flow.
•The conditional conversion features of the 2027 Notes may adversely affect our financial condition and operating results.
•Conversion of the 2027 Notes may dilute the shareholder ownership and could depress the price of our common stock.
•The 2027 Note Hedge and Warrant transactions may impact the value of the 2027 Notes and our common stock.
•We are exposed to counterparty risk with respect to the 2027 Note Hedge transactions.
•Our indebtedness contains restrictive covenants that could limit our operational flexibility and adversely affect the value of our common stock.
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
We have devoted, and continue to devote, significant resources to develop and deploy SaaS solutions to a large number of customers. If there is a substantial increase of new customers in a small window, we may have difficulty deploying these solutions in a way that meets market demand. Increases in customer demand may require us to change our information technology (“IT”) infrastructure, expand our IT infrastructure or replace our IT infrastructure entirely. Scaling and adapting our IT infrastructure is likely to be complex and require additional technical expertise. If we are required to make any changes to our IT infrastructure, we may incur substantial costs and experience delays or interruptions in our solutions. These delays or interruptions may cause customers to become dissatisfied with our solutions and move to competing providers. Our failure to accommodate increased traffic, increased costs, inefficiencies or failures to adapt to new technologies or customer requirements and the associated adjustments to our IT infrastructure could harm our business prospects, operating results and financial condition.
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
In addition, unfavorable media or investor and analyst reports related to our industry, company, brand, marketing, personnel, operations, business performance, or prospects may affect our common stock price and the performance of our business, even if the publicity is not directly related to our company or our brands and even if the publicity is not accurate. Furthermore, the speed at which negative publicity is disseminated has dramatically increased through use of electronic communication, including social media outlets, websites and other digital platforms. Alternatively, our employees may knowingly or inadvertently use digital or social media platforms in ways that may not be aligned with our digital or social media strategy and could damage our reputation or our brands. Our success in maintaining and enhancing our brand depends on our ability to adapt to rapidly changing media environments. Adverse publicity or negative commentary from any media outlet could damage our reputation, require us to expend substantial resources to remedy the damage or reduce the demand for our products and services, which would all adversely affect our business and financial results.
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
•unanticipated costs, liabilities, or risks related to the transaction, such as those arising from litigation, government inquiries, or regulatory actions;
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
A significant number of our raw materials or components comprise petroleum-based products or incur some form of landed cost associated with transporting the raw materials or components. Our freight and import costs and the timely delivery of our products could be adversely affected by the materialization or re-emergence of a number of factors that could reduce the profitability of our operations, including, for example: higher fuel costs; supply chain shortages; potential port closures or shipping disruptions; customs clearance issues; increased government regulation or regulatory changes for imports of foreign products into the United States and exports from foreign sources; and delays created by war, terrorist attacks or threats, public health issues, national disasters or work stoppages. We are also subject to supply chain disruption if any of our suppliers violate legislation that bans the import of goods based on their method of production, such as using forced labor or sanctioned raw material suppliers. This may also result in negative publicity regarding our production methods, and alleged unethical or illegal practices of any of our suppliers could adversely affect our reputation. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition. For example, there have been and may continue to be disruptions in the semi-conductor supply chain that could negatively impact our ability to make our products.
If significant tariffs or other restrictions continue to be placed on foreign imports by the United States, our sales and results of operations may be harmed. Recently, the U.S. government has indicated its intent to modify U.S. trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also imposed or has indicated its intent to impose increased tariffs on foreign imports into the United States, particularly from China, Mexico and Canada. Such tariffs could have a significant impact on our business, particularly the importation of products used in our business that are manufactured outside the United States, which have resulted and could in the future result in our products exported from the United States being subject to retaliatory tariffs imposed by other countries. We also source certain raw materials from foreign countries, as do some of our suppliers. The implementation of tariffs and trade restrictions as well as changes in trade policies between the United States and such foreign countries could lead to increases in our supply costs and make it more difficult to obtain suppliers and may have an adverse effect on our supply chain from a cost and sourcing perspective. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. Finally, tariffs and international trade arrangements may continue to change, potentially without warning and to an extent that is difficult to predict. Changing tariff rates and shifting trade regulations may create significant uncertainty for vendors, consumers, and us; may increase our merchandise costs; negatively impact consumer demand for our products and services; or otherwise negatively impact our operating results. We may not be able to forecast such impacts accurately. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. Increased tariffs or trade restrictions implemented by the United States could have a material adverse effect on our business prospects, operating results and financial condition.
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

If the demand for our products increases, our future success will be dependent upon our ability to manage our growth and to increase manufacturing production capacity.
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

Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, grow more complex over time, and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. The delayed detection of sophisticated threats could allow attackers to remain undetected within our systems for extended periods, increasing the potential damage to our operations, intellectual property, and customer data. Moreover, our security measures and those of our third-party service providers or customers have not in the past and may not in the future immediately detect such security breaches if they occur. Although we have developed systems and processes that are designed to protect our data and user data, to prevent or detect data loss and security breaches, we have been in the past and are likely to remain a frequent target of third-party cybersecurity intrusion attempts and we cannot assure that such measures will provide absolute security. We have in the past and may in the future incur significant costs in protecting against or remediating cyber attacks.
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
We devote significant resources to engineer secure products and ensure security vulnerabilities are mitigated, and we require our third-party service providers to do so as well. Remote-work arrangements may increase our exposure to cyber attacks due to vulnerabilities in unsecured devices, networks, and employee environments. Breaches could occur during transfer of data-to-data centers or at any time, and result in unauthorized physical or electronic access to our or our customers’ data. Third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information to gain access to our data or our customers’ data. Additionally, hackers may develop and deploy viruses, worms and other malicious software programs that attack or gain access to our networks and data centers. Recent developments in the threat landscape include use of AI and machine learning by attackers to automate, enhance, and evade detection during cyber attacks, along with an increased number of cyber extortion and ransomware incidents. These attacks can feature higher financial ransom demands and demonstrate increasing sophistication, including novel ransomware techniques, diverse methodologies, and advance capabilities such as adaptive malware and deepfake-enabled phishing schemes. Increasing socioeconomic and political instability in some countries has heightened these risks. In addition, retaliatory acts by foreign governments in response to Western sanctions could include cyber attacks that could directly or indirectly impact our operations.
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
A disruption or failure of our systems or operations in the event of a major earthquake, weather event, fire, water shortage, explosion, failure to contain hazardous materials, industrial accident, utility failure, cyber attack, terrorist attack, public health crisis, pandemic, or other catastrophic event could cause delays in completing sales, providing products and services, or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption of any of our critical operations, or of the capacity, reliability or security of our information technology systems, could harm our ability to conduct normal business activities and our operating results, as well as expose us to claims, litigation and governmental investigations and fines. Such events may also jeopardize employee safety and availability, causing additional delays or operational challenges. In addition, catastrophes may put pressure on federal, state and municipal government budgets, which may increase the risk that our customers will be unable to appropriate funds for existing or future contracts with us. These and other factors may adversely affect customer demand and their ability to pay, cause decrease in sales, and negatively impact the realizability of our accounts receivable and contract assets. Furthermore, service delays or failures during such events could damage our reputation, especially with public safety customers, and erode trust in our ability to deliver reliable solutions during critical times.
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
The development, adoption, integration and use of generative AI technology remains in the early stages and consequently, our AI technology may contain material defects or errors. Additionally, ineffective or inadequate AI or generative AI governance, development, use or deployment practices by us or third parties could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be (or perceived to be) based on datasets that are biased or insufficient, a risk raised by the American Civil Liberties Union in a report dated December 10, 2024. Biases in AI models could result in discriminatory outcomes, eroding trust among customers and communities we serve.
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
Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. In part due to our global scope and law enforcement customer base, we may face heightened scrutiny and regulatory requirements, which could further increase compliance costs and limit our ability to develop, deploy or use our AI solutions or other AI technologies. For example, the AI Act in the European Union imposes compliance requirements on a variety of AI uses by law enforcement, as well as on the companies that develop those products, including us. Other jurisdictions may adopt similar measures in the future. In the future, we may voluntarily or involuntarily initiate recalls if our products are determined by us or a regulatory authority to be noncompliant with applicable laws and regulations. Such recalls, whether voluntary or involuntary, could result in significant expense, supply chain complications, and may harm our brand, business, prospects, financial condition and operating results. Please also see “Operational Risks—Defects in our products could reduce demand for our products or result in product recalls and result in a loss of sales, delay in market acceptance, and damage to our reputation” for additional information.

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
Our suite of products is export-controlled under both U.S. and international regulatory bodies. Changes in U.S. foreign policy, foreign governmental status and evolving international human rights policy objectives may impact Axon’s ability to obtain licenses for a given destination or customer.
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
In addition, our compensation arrangements, such as our equity incentives, may not always be successful in attracting new employees and retaining and motivating our existing employees. In particular, we may face challenges in hiring personnel, particularly for executive-level engineering talent, whether as a result of competition with other companies or other factors. We have had and expect to continue to have unique equity incentives designed to attract and retain long-term employees. We utilize these plans to align pay and performance and drive shareholder returns while reducing near-term cash expenditures. Our equity incentives and ongoing stock and option grants are subject to having sufficient shares under our stock plans and any new plans or increases in the number of shares available for grant under existing plans must be approved by our shareholders. If we are unable to obtain shareholder approval, we may be unable to attract and retain top talent, including senior executives. Our ability to attract, retain and motivate employees may also be adversely affected by common stock price volatility. The loss of the service of one or more of our key personnel could adversely impact our business prospects, operating results and financial condition.
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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we continually undertake steps to improve our internal control over financial reporting as our business changes, we may not be successful in making the improvements and changes necessary to be able to identify and remediate control deficiencies or material weaknesses on a timely basis. Our ability to address deficiencies may also be constrained by resource limitations, including access to skilled accounting personnel, particularly during periods of rapid growth or cost pressures. We identified two material weaknesses in our internal control over financial reporting as of December 31, 2024 related to revenue recognition and our convertible debt. Specifically, we did not design and maintain controls to 1) update our revenue recognition policies to reflect changes in product offerings or terms and conditions of arrangements with customers to ensure revenue was appropriately recognized and disclosed in accordance with U.S. GAAP and 2) periodically monitor the conversion provisions within our convertible debt arrangement. We are working to remediate the material weaknesses as further discussed in Item 4 of this Quarterly Report on Form 10-Q. If we cannot successfully remediate identified control deficiencies, including any current or future material weaknesses in our internal control over financial reporting: the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we could face difficulty forecasting our financial results accurately, impacting decision-making by investors and analysts; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments’ covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults under our debt instruments; and our common stock price may decline.

Our revision and our restatement of previously issued consolidated financial statements may adversely affect investor confidence and could result in regulatory actions and stockholder litigation.
We have previously revised certain of our previously issued financial statements to correct errors related to our historical conclusions of principal vs. agent accounting under Accounting Standards Codification, Revenue from Contracts with Customers ("ASC 606"). Furthermore, as described in our amended 2024 Annual Report on Form 10-K/A, we have restated certain of our previously issued financial statements to correct an error related to the classification of the 2027 Notes between current liabilities and long-term liabilities. These items may have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes and may raise reputational issues for our business.
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

Our SaaS revenue is generally recognized ratably over the terms of the contracts. As a result, most of the SaaS revenue we report each quarter is the result of agreements entered into during previous quarters. Consequently, current trends, whether positive or negative, may not be fully reflected in our revenue results for several periods, and a decline in new or renewed SaaS contracts in any period may not be immediately reflected in our reported financial results for that period, but could result in a decline in our revenue in future reporting periods. If any of our assumptions about revenue from our SaaS delivery model are incorrect, our actual results could differ materially from those anticipated, estimated, or projected.
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
We hold the majority of our cash balances, some of which are not insured, at three depository institutions.

We hold the majority of our cash and cash equivalents accounts at three depository institutions. Our balances with these and other institutions regularly exceed Federal Deposit Insurance Corporation insurance limits for domestic deposits, as well as various foreign deposit insurance programs. For additional discussion, refer to Note 1 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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

We have historically granted and expect to continue to grant stock-based compensation to employees and non-employee directors as a means of attracting and retaining highly qualified personnel. All stock-based awards are required to be recognized in our financial statements based on their grant date fair values. The amount recognized for stock-compensation expense could vary depending on a number of assumptions or changes that may occur.
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
Additionally, we may be subject to tax liabilities due to changes in income-based taxes resulting from changes in U.S. federal, state, local, or foreign tax laws, changes in tax jurisdictions’ administrative interpretations, decisions, policies and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to our business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.
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

We have been and could in the future be involved in numerous other litigation, government inquiries and regulatory matters relating to our products, contracts, employees and business relationships, including litigation against persons or entities we believe have infringed on our intellectual property, infringement litigation filed against us, litigation against a competitor, antitrust litigation, and enforcement actions filed against us. See discussion of litigation in Note 14 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
If our products, services or technologies were found to infringe a third-party’s proprietary rights, we could be forced to discontinue use of the protected technology or enter into costly royalty or licensing agreements to be able to sell our products, services or technologies. Such royalty and licensing agreements may not be available on terms acceptable to us or at all. We could also be required to pay substantial damages, fines or other penalties, indemnify customers or distributors, cease the manufacture, use or sale of infringing products or processes, make proprietary source code publicly available, and/or expend significant resources to develop or acquire non-infringing technologies. Our suppliers may not provide, or we may not be able to obtain, intellectual property indemnification sufficient to offset all damages, fines or other penalties resulting from any claims of intellectual property infringement brought against us or our customers. There is no guarantee that our use of conventional technology searching and brand clearance searching will identify all potential rights holders. Rights holders may demand payment for past infringements and/or force us to accept costly license terms or discontinue use of protected technology and/or works of authorship that may include, for example, photos, videos and software. Our development and sale of software-based products, including that which is related to AI or virtual reality, increases this risk.
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
As detailed in “Item I. Business – Government Regulation” in our amended 2024 Annual Report on Form 10-K/A for the year ended December 31, 2024, we are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations related to: privacy, data protection, security, retention and deletion; rights of publicity; content; intellectual property; regulation of certain of our CEDs as firearms; advertising; marketing; distribution; electronic contracts and other communications; competition; consumer protection; telecommunications; product liability; taxation; labor and employment; sustainability; economic or other trade prohibitions or sanctions; securities; and online payment services. The introduction of new products and expansion of our activities in certain jurisdictions, including through acquisitions, or other actions that we may take may subject us to additional laws, regulations or other government scrutiny. There are several legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business. In addition, foreign privacy, data protection, content, competition, sustainability and other laws and regulations can impose different obligations or be more restrictive than those in the United States.
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

The cost of compliance with these laws and regulations is high and is likely to increase in the future. Additionally, these laws and regulations, or any associated inquiries or investigations or other government actions, have in the past and may in the future delay or impede the development of new products, result in negative publicity, cause customers to delay purchases, require significant management time and attention, cause us to change our business practices, and subject us to remedies that may harm our business, including civil or criminal liability, such as fines, demands or orders that we modify or cease existing business practices. For additional details, refer to “Item I. Business – Government Regulation.” in our amended 2024 Annual Report on Form 10-K/A for the year ended December 31, 2024.
Uncertainties with complex U.S. federal, state and local and foreign procurement laws and regulations of governments could cause us to incur costs, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

We have entered and will enter into contracts with U.S. federal, state and local governments as well as foreign governments. This subjects us to various statutes and regulations applicable to companies doing business with governments, including the Federal Acquisition Regulation (“FAR”). We must comply with laws and regulations relating to the formation, administration and performance of U.S. federal, state and local and foreign government contracts. These laws and regulations affect how we conduct business with our U.S. federal, state and local and foreign government customers.

Recently, two executive orders have been issued that are intended to (i) simplify and accelerate the procurement process through a review and restructuring of the FAR, and its supplements and (ii) modernize defense acquisitions by promoting commercial solutions, innovative acquisition authorities, and other existing streamlined processes. Among the actions directed is a review of major defense acquisition programs that are more than 15% behind schedule or over budget, including identifying any programs for potential cancellation. Should the U.S. government review one or more major defense programs in which we provide products and/or services, and this review leads to a full or partial cancellation of one of these programs, this could have an adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by several governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and the FASB. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures, while certain ESG-related practices have also been increasingly subject to political controversy in the United States. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time-consuming and is subject to evolving reporting standards, including the UK Modern Slavery Act and the European Union’s Corporate Sustainability Reporting Directive.

Additionally, unfavorable perception regarding our social initiatives, governance practices, diversity initiatives, the perceived or actual impacts of our products and services, environmental policies or other concerns of our stakeholders (which could conflict with the expectations of other stakeholders) could adversely affect our reputation. Any negative effect on our reputation could have an adverse effect on the size of our customer base, which could adversely affect our business and financial results. We have been, and may be in the future, subject to informal private or public inquiries and formal proxy proposals by activists urging us to take certain corporate actions related to ESG matters, which may not be aligned with our best interests. These activities may adversely affect our business in a number of ways, since responding to inquiries or proposals can be costly, time-consuming, and disruptive to our operations and could meaningfully divert our resources, including the attention of our management team and our employees.

We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress with respect to our goals that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals or for any revisions to these goals. Given the dynamic nature of ESG expectations, standards and regulations, which may change over time, we may from time to time need to update or otherwise revise our current practices, initiatives and goals, including in response to legislative or legal developments. If our ESG-related data, processes and reporting attract controversy, if such data, processes or reporting are or are perceived to be incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, we may be exposed to potential liability or litigation, and our reputation, business, financial performance and growth could be adversely affected.

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
Risks Related to our Indebtedness

Fulfilling our debt obligations requires significant cash resources, which may exceed our available cash flow.

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

Conversion of the 2027 Notes may dilute the shareholder ownership and could depress the price of our common stock.

The conversion of some or all of the 2027 Notes could dilute our shareholders’ ownership interests. Upon conversion, we have the option to pay or deliver cash, shares of our common stock, or a combination of both. If we elect to settle the remainder, if any, of our conversion obligation exceeding the principal amount of the 2027 Notes with shares of our common stock or a mix of cash and stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Additionally, the existence of the 2027 Notes may encourage short selling by market participants because the conversion of the 2027 Notes could be used to satisfy short positions, or anticipated conversion of the 2027 Notes into shares of our common stock could depress the market price of our common stock.
The 2027 Note Hedge and Warrant transactions may impact the value of the 2027 Notes and our common stock.

In connection with the pricing of the 2027 Notes, we entered into 2027 Note Hedge transactions and Warrant Transactions with the option counterparties. The 2027 Note Hedge transactions are intended to reduce the potential dilution to our common stock upon any conversion of 2027 Notes and offset any cash payments we are required to make in excess of the principal amount of converted Notes. However, the Warrant transactions could have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the Warrants.
Additionally, the option counterparties or their affiliates may modify their hedge positions by entering into or unwinding various derivatives tied our common stock, or by buying or selling our common stock or other securities in secondary market transactions. These activities could occur prior to the maturity of the 2027 Notes, or and in connection with any conversion, redemption, or repurchase of the 2027 Notes. Such actions could cause fluctuations in the market price of our common stock, either increasing or decreasing its value.
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
Our indebtedness contains restrictive covenants that could limit our operational flexibility and adversely affect the value of our common stock.

Our revolving credit facility, and the indentures governing our 2027 Notes, 2030 Notes and 2033 Notes (collectively, the “Notes”) impose certain restrictions on our ability to, among other matters, incur additional debt and liens, make distributions to our shareholders in certain circumstances, dispose of assets and enter into mergers, consolidations and transfers of all or substantially all of our assets. In addition, the revolving credit facility requires us to maintain specified financial ratios and satisfy other financial condition tests. Further, following certain change of control events, we would be required to offer to repurchase the Notes, and such events would also constitute an event of default under our revolving credit facility.
These limitations may restrict our ability to operate or expand our business, pursue strategic transactions, raise additional debt or equity financing, or respond effectively to changing business and economic conditions. As a result, compliance with these covenants could adversely affect the value of our common stock and shareholder value.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
The table below describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended March 31, 2025, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold(1)
Jeffrey Kunins, Chief Product Officer and Chief Technology Officer	March 10, 2025	December 15, 2025	15,977
Jennifer Mak, Chief Accounting Officer	March 14, 2025	February 27, 2026	8,768
(1)Reflects the maximum number of shares to be sold, excluding the effect of shares withheld for taxes.
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
4.1
Indenture relating to the 2030 Senior Notes, dated as of March 11, 2025, between Axon Enterprise, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed March 11, 2025)

4.2
Indenture relating to the 2033 Senior Notes, dated as of March 11, 2025, between Axon Enterprise, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed March 11, 2025)

4.3	Form of 6.125% Senior Notes due 2030 (included as Exhibit A to the Indenture relating to the 2030 Notes filed herewith as Exhibit 4.1)
4.4	Form of 6.250% Senior Notes due 2033 (included as Exhibit A to the Indenture relating to the 2033 Notes filed herewith as Exhibit 4.2)
10.1+*	Executive Employment Agreement by and between Axon Enterprise, Inc. and Cameron Brooks, dated April 12, 2024
10.2
Amendment No. 1, dated March 11, 2025, amending the Credit Agreement dated December 15, 2022, among, the Company, the Lenders party thereto and the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed March 11, 2025)

31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL

_______________________________________________________
+Management contract or compensatory plan or arrangement
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	May 7, 2025
		By:	/s/ PATRICK SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2025	By:	/s/ BRITTANY BAGLEY
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)