Form 10-Q
period 2025-06-30
AXON ENTERPRISE, INC.
filed 2025-08-05
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2025 was 78,504,440.

AXON ENTERPRISE, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AXON ENTERPRISE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$615,496	$454,844
Short-term investments	1,471,304	333,235
Marketable securities	144,000	198,270
Accounts and notes receivable, net of allowance of $3,479 and $3,322 as of June 30, 2025 and December 31, 2024, respectively	627,961	547,572
Contract assets, net	463,371	367,929
Inventory	308,492	265,316
Prepaid expenses and other current assets	197,738	130,315
Total current assets	3,828,362	2,297,481
Property and equipment, net	271,240	247,324
Deferred tax assets, net	357,417	304,282
Intangible assets, net	162,588	175,157
Goodwill	762,245	756,838
Long-term notes receivable, net	1,631	3,460
Long-term contract assets, net	161,905	119,876
Strategic investments	403,500	332,550
Other long-term assets	266,368	237,620
Total assets	$6,215,256	$4,474,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,110	$71,955
Accrued liabilities	265,832	279,193
Current portion of deferred revenue	603,417	612,955
Current portion of notes payable, net	279,247	680,289
Customer deposits	19,412	20,626
Other current liabilities	11,053	12,857
Total current liabilities	1,297,071	1,677,875
Deferred revenue, net of current portion	329,045	360,685
Liability for unrecognized tax benefits	32,112	25,007
Long-term deferred compensation	20,512	15,877
Long-term lease liabilities	43,638	41,383
Long-term notes payable, net	1,728,575	—
Other long-term liabilities	31,903	26,096
Total liabilities	3,482,856	2,146,923
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized, 98,723,268 shares issued and 78,503,041 shares outstanding as of June 30, 2025, and 200,000,000 shares authorized, 96,839,558 shares issued and 76,619,331 shares outstanding as of December 31, 2024	1	1
Additional paid-in capital	1,964,953	1,689,781
Treasury stock at cost, 20,220,227 shares as of June 30, 2025 and December 31, 2024	(155,947)	(155,947)
Retained earnings	936,111	812,014
Accumulated other comprehensive loss	(12,718)	(18,184)
Total stockholders’ equity	2,732,400	2,327,665
Total liabilities and stockholders’ equity	$6,215,256	$4,474,588
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales from products	$376,360	$292,763	$717,256	$563,187
Net sales from services	292,178	210,473	554,915	399,920
Net sales	668,538	503,236	1,272,171	963,107
Cost of product sales	193,507	142,627	363,688	294,787
Cost of service sales	71,288	54,453	139,001	103,536
Cost of sales	264,795	197,080	502,689	398,323
Gross margin	403,743	306,156	769,482	564,784
Operating expenses:
Selling, general and administrative	242,212	170,964	465,721	322,039
Research and development	162,567	101,434	313,590	192,531
Total operating expenses	404,779	272,398	779,311	514,570
Income (loss) from operations	(1,036)	33,758	(9,829)	50,214
Interest income	23,253	11,653	33,857	23,783
Interest expense	(28,686)	(1,871)	(36,507)	(3,627)
Other income (loss), net	(32,414)	7,934	81,987	147,000
Income (loss) before provision for income taxes	(38,883)	51,474	69,508	217,370
Provision for (benefit from) income taxes	(75,000)	10,001	(54,589)	42,545
Net income	$36,117	$41,473	$124,097	$174,825
Net income per common and common equivalent shares:
Basic	$0.46	$0.55	$1.60	$2.32
Diluted	$0.44	$0.53	$1.52	$2.26
Weighted average number of common and common equivalent shares outstanding:
Basic	77,999	75,511	77,448	75,433
Diluted	82,062	77,550	81,782	77,346
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$36,117	$41,473	$124,097	$174,825
Foreign currency translation adjustments	5,159	(2,727)	5,517	(3,528)
Unrealized gain (loss) on available-for-sale investments	73	119	(51)	13
Comprehensive income	$41,349	$38,865	$129,563	$171,310
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2024	76,619,331	$1	$1,689,781	20,220,227	$(155,947)	$812,014	$(18,184)	$2,327,665
Issuance of common stock under employee plans, net	190,558	—	(5,035)	—	—	—	—	(5,035)
Stock-based compensation	—	—	140,239	—	—	—	—	140,239
Induced conversion of convertible debt	1,038,259	—	20,819	—	—	—	—	20,819
Tax effect of partial repurchase of convertible debt	—	—	(16,049)	—	—	—	—	(16,049)
Net income	—	—	—	—	—	87,980	—	87,980
Other comprehensive income, net	—	—	—	—	—	—	234	234
Balance, March 31, 2025	77,848,148	$1	$1,829,755	20,220,227	$(155,947)	$899,994	$(17,950)	$2,555,853
Issuance of common stock	250,000	—	183,643	—	—	—	—	183,643
Issuance of common stock under employee plans, net	404,893	—	(187,800)	—	—	—	—	(187,800)
Stock-based compensation	—	—	139,244	—	—	—	—	139,244
Tax effect of partial repurchase of convertible debt	—	—	111	—	—	—	—	111
Net income	—	—	—	—	—	36,117	—	36,117
Other comprehensive income, net	—	—	—	—	—	—	5,232	5,232
Balance, June 30, 2025	78,503,041	$1	$1,964,953	20,220,227	$(155,947)	$936,111	$(12,718)	$2,732,400

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2023	75,301,424	$1	$1,347,410	20,220,227	$(155,947)	$434,980	$(10,679)	$1,615,765
Issuance of common stock under employee plans, net	164,747	—	(2,710)	—	—	—	—	(2,710)
Stock-based compensation	—	—	75,115	—	—	—	—	75,115
Issuance of replacement awards in connection with acquisitions	—	—	1,265	—	—	—	—	1,265
Net income	—	—	—	—	—	133,352		133,352
Other comprehensive loss, net	—	—	—	—	—	—	(907)	(907)
Balance, March 31, 2024	75,466,171	$1	$1,421,080	20,220,227	$(155,947)	$568,332	$(11,586)	$1,821,880
Issuance of common stock	107,043	—	(2,185)	—	—	—	—	(2,185)
Stock-based compensation	—	—	74,821	—	—	—	—	74,821
Net income	—	—	—	—	—	41,473	—	41,473
Other comprehensive loss, net	—	—	—	—	—	—	(2,608)	(2,608)
Balance, June 30, 2024	75,573,214	$1	$1,493,716	20,220,227	$(155,947)	$609,805	$(14,194)	$1,933,381

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$124,097	$174,825
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	279,483	149,936
Gain on strategic investments and marketable securities, net	(111,754)	(147,699)
Debt inducement expense	28,666	—
Depreciation and amortization	36,610	17,742
Provision for bad debts and inventory	6,254	11,084
Deferred income taxes	(70,065)	(7,755)
Other noncash items	19,278	6,364
Change in assets and liabilities:
Receivables and contract assets	(212,833)	(77,092)
Inventory	(48,098)	(16,959)
Deferred revenue	(51,143)	(8,499)
Accounts payable, accrued and other liabilities	21,175	(43,532)
Prepaid expenses and other assets	(87,580)	8,410
Net cash provided by (used in) operating activities	(65,910)	66,825
Cash flows from investing activities:
Purchases of investments	(1,793,862)	(490,989)
Business combinations, net of cash acquired	(3,809)	(237,796)
Proceeds from call, maturity, and sale of investments	756,654	664,358
Purchases of property and equipment	(47,815)	(27,512)
Other, net	83	34
Net cash used in investing activities	(1,088,749)	(91,905)
Cash flows from financing activities:
Net proceeds from equity offering	183,960	—
Proceeds from issuance of notes	1,750,000	—
Principal payments for induced conversion of convertible debt	(407,453)	—
Payments to third-parties for debt issuance, amendment and repurchase activity	(24,735)	—
Income and payroll tax payments for net-settled stock awards	(192,835)	(4,895)
Other, net	(76)	—
Net cash provided by (used in) financing activities	1,308,861	(4,895)
Effect of exchange rate changes on cash and cash equivalents	6,497	(2,086)
Net increase (decrease) in cash and cash equivalents	160,699	(32,061)
Cash and cash equivalents and restricted cash, beginning of period	466,763	600,670
Cash and cash equivalents and restricted cash, end of period	$627,462	$568,609

Supplemental disclosures:
Cash and cash equivalents	$615,496	$566,452
Restricted cash (Note 1)	11,966	2,157
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$627,462	$568,609

Cash paid for income taxes, net of refunds	$49,616	$47,399

Non-cash transactions:
Property and equipment purchases in accounts payable and accrued liabilities	$3,060	$5,299
Leased assets obtained in exchange for new operating lease liabilities	$5,554	$11,711
Expense for induced conversion of convertible debt, debt offering and revolver modification	$33,725	$—
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
Basis of Presentation and Use of Estimates
These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited consolidated financial statements are consistent with those followed in our consolidated financial statements for the year ended December 31, 2024 and three months ended March 31, 2025, as filed on our amended 2024 Annual Report on Form 10-K/A and Quarterly Report on Form 10-Q, respectively. In the opinion of management, these unaudited consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the financial statements included in our amended 2024 Annual Report on Form 10-K/A for the year ended December 31, 2024. Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to current period presentation. Our results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year (or any other period). Significant estimates and assumptions in these unaudited consolidated financial statements include:
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
Revision of Previously Issued Financial Statements
In preparing the consolidated financial statements as of September 30, 2024, we identified errors in our previously issued financial statements related to our historical conclusions of principal vs. agent accounting of certain reseller arrangements under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The identified errors impacted the financial statements as of and for the three and six months ended June 30, 2024, among other periods as previously disclosed. We made adjustments to correct the prior period amounts presented in these financial statements accordingly. Furthermore, we made adjustments to correct for other previously identified immaterial errors.

We assessed the materiality of the errors on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC Topic 250, Accounting Changes and Error Corrections. Based on this assessment, we concluded that the error correction is not material to any previously issued interim or annual financial statements on either a quantitative or qualitative basis. A summary of the revisions to the previously reported financial information is included in Note 18.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of accounts and notes receivable, contract assets and cash. Historically, we have experienced an immaterial level of write-offs related to uncollectible accounts.
We hold the majority of our cash and cash equivalents accounts at three depository institutions. As of June 30, 2025, the aggregate balances in such accounts were $505.0 million. Our balances with these three institutions regularly exceed Federal Deposit Insurance Corporation insured limits for domestic deposits and various deposit insurance programs in countries such as Australia, Belgium, Canada, Finland, France, Germany, Greece, India, Italy, the Netherlands, Spain, the United Kingdom and Vietnam. To manage the related credit exposure, management continually monitors the creditworthiness of the financial institutions where we have deposits.
Major Customers / Suppliers
For the three and six months ended June 30, 2025 and 2024, no customer represented more than 10% of total net sales. At June 30, 2025 and December 31, 2024, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets. For additional details, refer to Note 2.
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
Segment Information
As previously disclosed within our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, we realigned our business into two reportable segments, Connected Devices and Software and Services (the “Segment Realignment”). As a result of the Segment Realignment, we have recast our segment and other relevant disclosures for the three and six months ended June 30, 2024 to conform to the new presentation.
Reportable segments are determined based on discrete financial information provided to our Chief Executive Officer who is our chief operating decision maker (“CODM”). In deciding how to allocate resources and assess performance, the CODM reviews adjusted gross margin by segment to evaluate segment profitability, identify cost trends and make operational decisions to support our segments. Accordingly, the segment measure of profit and loss used by the CODM is adjusted gross margin, defined as gross margin before stock-based compensation expense, amortization of acquired intangible assets, inventory step-up amortization related to acquisitions, and payroll taxes related to the Axon Enterprise, Inc. 2024 Employee eXponential Stock Plan vesting (the “2024 Employee XSP”). For additional details, refer to Note 16.
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

Geographic Information
Most of our sales to international customers are transacted in foreign currencies and are attributed to each country based on the shipping address of the distributor or customer. For the three and six months ended June 30, 2025 and 2024, no individual country outside the United States represented more than 10% of total net sales. Substantially all of our assets are located in the United States. For additional details, refer to Note 2.
Most of our long-lived assets, including property, plant and equipment and right-of-use lease assets are located within the United States. International long-lived assets are immaterial. Additionally, the majority of our revenues are generated within the United States.
Restricted Cash
Restricted cash balances were $12.0 million and $11.9 million as of June 30, 2025 and December 31, 2024, respectively. This balance is primarily attributable to a $9.7 million payment held in escrow related to the potential construction of our headquarters building in Scottsdale, Arizona. Restricted cash also includes funds held in international bank accounts for various operating and financing activities. As of June 30, 2025, approximately $11.9 million was included in prepaid expenses and other current assets on our consolidated balance sheet, with the remainder in other long-term assets.
Warranty Reserves
We warranty our conducted energy devices (“CEDs”), Axon cameras and other hardware on a limited basis for a period of primarily one year after purchase. Changes in our estimated product warranty liabilities were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Balance, beginning of period	$8,284	$7,374
Utilization of reserve	(4,202)	(3,672)
Warranty expense	6,794	1,813
Balance, end of period	$10,876	$5,515
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

The calculation of the weighted average number of shares outstanding and earnings per share is as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$36,117	$41,473	$124,097	$174,825

Denominator:
Weighted average shares outstanding	77,999	75,511	77,448	75,433
Dilutive effect of stock-based awards	1,729	1,334	1,721	1,289
Dilutive effect of 2027 Notes (1)	820	705	1,210	624
Dilutive effect of 2027 Warrants	1,514	—	1,403	—
Diluted weighted average shares outstanding	82,062	77,550	81,782	77,346

Net income per common share:
Basic	$0.46	$0.55	$1.60	$2.32
Diluted	$0.44	$0.53	$1.52	$2.26
(1)For the six months ended June 30, 2025, the impact of the early repurchase of a portion of the 2027 Notes is weighted based upon the number of days in each corresponding period of time for (a) the period between January 1, 2025 and the closing date of the repurchase, which includes the total amount of shares issuable upon a conversion of all of the 2027 Notes; and (b) subsequent to the closing date of the repurchase through June 30, 2025, which includes the amount of shares issuable upon a conversion of the 2027 Notes that remain outstanding after the early repurchase. Refer to Note 10 for additional details.
Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based awards	3,854	4,777	3,871	4,778
2027 Notes	415	2,312	429	2,393
2027 Warrants	1,503	3,017	1,614	3,017
Total potentially dilutive securities	5,772	10,106	5,914	10,188
Accounting Guidance and Disclosure Rules - Recently Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-04, Debt (Topic 470): Debt with Conversion and Other Options. ASU 2024-04 clarifies the assessment of whether certain transactions should be accounted for as an induced conversion or debt extinguishment. The provisions of ASU 2024-04 are effective for our Annual Report on Form 10-K for the year ending December 31, 2026, with early adoption permitted. We elected to early adopt ASU 2024-04 in the first quarter of 2025 and applied the standard when assessing the accounting treatment for our convertible debt repurchase. For additional details, refer to Note 10.
Accounting Guidance and Disclosure Rules - Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring (1) consistent categories and additional disaggregation of information in the effective tax rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. The provisions of ASU 2023-09 are effective for our Annual Report on Form 10-K for the year ending December 31, 2025, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
TASER (1)	$216,234	$—	$216,234	$181,548	$—	$181,548
Personal Sensors (2)	92,819	—	92,819	75,113	—	75,113
Platform Solutions (3)	67,307	—	67,307	36,102	—	36,102
Software and Services	—	292,178	292,178	—	210,473	210,473
Total	$376,360	$292,178	$668,538	$292,763	$210,473	$503,236

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
TASER (1)	$411,729	$—	$411,729	$346,147	$—	$346,147
Personal Sensors (2)	181,224	—	181,224	143,113	—	143,113
Platform Solutions (3)	124,303	—	124,303	73,927	—	73,927
Software and Services	—	554,915	554,915	—	399,920	399,920
Total	$717,256	$554,915	1,272,171	$563,187	$399,920	$963,107
(1)'TASER' includes TASER handles, cartridges and related extended warranties.
(2)'Personal Sensors' primarily includes body cameras and accessories, signal sidearm, and related extended warranties.
(3)'Platform Solutions' primarily includes interview room, fleet in-car video, fixed cameras, drones and counter-drone equipment, virtual reality training hardware, and related extended warranties.
The following table presents our revenues disaggregated by geography (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
United States	$537,373	80%	$424,638	84%	$1,066,756	84%	$816,179	85%
Other countries	131,165	20	78,598	16	205,415	16	146,928	15
Total	$668,538	100%	$503,236	100%	$1,272,171	100%	$963,107	100%

Contract Balances
The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the six months ended June 30, 2025 and year ended December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Contract assets, net	$625,276	$487,805
Contract liabilities (deferred revenue)	932,462	973,640

During the six months ended June 30, 2025 and 2024, we recognized revenue of $456.2 million and $320.6 million, respectively, from the beginning contract liabilities balance as of December 31, 2024 and 2023, respectively.
Remaining Performance Obligations
As of June 30, 2025, we had approximately $7.8 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC 606 as of June 30, 2025. We currently expect to recognize approximately 20% - 25% of this balance over the next 12 months, and expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.
Note 3 - Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents, marketable securities and available-for-sale debt investments at June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities	Short-Term Investments
Cash	$112,410	$—	$—	$112,410	$112,410	$—	$—

Level 1:
Money market funds	298,128	—	—	298,128	298,128	—	—
U.S. Treasury bills	224,731	27	(17)	224,741	55,488	—	169,253
Marketable securities	90,000	54,000	—	144,000	—	144,000	—
Agency bonds	37,263	—	(24)	37,239	13,019	—	24,220
U.S. Government bonds	18,458	1	(7)	18,452	—	—	18,452
Subtotal	668,580	54,028	(48)	722,560	366,635	144,000	211,925
Level 2:
Term deposits	884,648	—	—	884,648	69,648	—	815,000
Corporate bonds	373,743	75	(133)	373,685	42,902	—	330,783
Commercial paper	136,499	—	—	136,499	23,901	—	112,598
State and municipal obligations	997	1	—	998	—	—	998
Subtotal	1,395,887	76	(133)	1,395,830	136,451	—	1,259,379
Total	$2,176,877	$54,104	$(181)	$2,230,800	$615,496	$144,000	$1,471,304
As of June 30, 2025, we had $358.2 million of available-for-sale debt investments with unrealized losses, of which none have been in a continuous unrealized loss position for 12 months or longer. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.
Acquired common stock is recorded as marketable securities in the consolidated balance sheets and its fair value is adjusted every reporting period. Changes in fair value are recorded in the consolidated statements of operations and comprehensive income as unrealized gain (or loss) on marketable securities, which is included in other income (loss), net. During the three and six months ended June 30, 2025, we recorded an unrealized loss on marketable securities of $30.9 million and $54.3 million, respectively. We recorded an unrealized gain on marketable securities of $7.8 million and $29.6 million, respectively, for the same period in the prior year.

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

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	United States	Other countries	Total	United States	Other countries	Total
Balance, beginning of period	$7,272	$805	$8,077	$3,262	$582	$3,844
Provision for expected credit losses	1,150	306	1,456	1,796	228	2,024
Amounts written off charged against the allowance	(2,916)	1	(2,915)	(97)	(20)	(117)
Other, including foreign currency translation	—	—	—	—	1	1
Balance, end of period	$5,506	$1,112	$6,618	$4,961	$791	$5,752

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	United States	Other countries	Total	United States	Other countries	Total
Balance, beginning of period	$4,785	$824	$5,609	$3,369	$597	$3,966
Provision for expected credit losses	3,936	475	4,411	1,991	250	2,241
Amounts written off charged against the allowance	(3,215)	(187)	(3,402)	(399)	(71)	(470)
Other, including foreign currency translation	—		—	—	15	15
Balance, end of period	$5,506	$1,112	$6,618	$4,961	$791	$5,752

As of June 30, 2025 and December 31, 2024, the allowance for expected credit losses for each type of customer receivable were as follows (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable and notes receivable, current	$3,479	$3,322
Contract assets, net	3,091	2,239
Long-term notes receivable, net of current portion	48	48
Total allowance for expected credit losses on customer receivables	$6,618	$5,609
Note 5 - Inventory
Inventory consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$114,933	$86,840
Work-in-process	8,933	6,230
Finished goods	184,626	172,246
Total inventory	$308,492	$265,316
Note 6 – Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2025 were as follows (in thousands):

	Connected Devices	Software and Services	Total
Balance, beginning of period (1)	$46,674	$710,164	$756,838
Goodwill acquired	4,733	—	4,733
Purchase accounting adjustments	(285)	(2,307)	(2,592)
Foreign currency translation adjustments	383	2,883	3,266
Balance, end of period	$51,505	$710,740	$762,245
(1)Due to the Segment Realignment, the beginning goodwill balances have been recast to conform to the new segment presentation. Refer to Note 1 for additional details.

Intangible assets (other than goodwill) consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

		June 30, 2025			December 31, 2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable (definite-lived) intangible assets:
Developed technology	3 ‑ 8 years	$133,572	$(31,486)	$102,086	$118,322	$(21,337)	$96,985
Customer relationships	5 ‑ 10 years	34,031	(6,731)	27,300	33,223	(4,716)	28,507
Issued trademarks	3 ‑ 23 years	6,706	(2,744)	3,962	6,706	(1,784)	4,922
Issued patents	8 ‑ 26 years	2,970	(1,501)	1,469	2,931	(1,470)	1,461
Domain names	5 ‑ 10 years	3,043	(2,586)	457	3,043	(2,433)	610
Total amortizable		180,322	(45,048)	135,274	164,225	(31,740)	132,485
Non-amortizable (indefinite-lived) intangible assets:
In-process research and development (1)		25,750	—	25,750	41,000	—	41,000
Trademarks		1,068	—	1,068	1,068	—	1,068
Patents and trademarks pending		496	—	496	604	—	604
Total non-amortizable		27,314	—	27,314	42,672	—	42,672
Total intangible assets		$207,636	$(45,048)	$162,588	$206,897	$(31,740)	$175,157
(1)     Consists of in-process research and development costs pertaining to the acquisition of Dedrone Holdings, Inc. ("Dedrone"). During the six months ended June 30, 2025, approximately $15.3 million has been placed into service.
Amortization expense of intangible assets for the three and six months ended June 30, 2025 was $6.7 million and $13.3 million, respectively. Amortization expense of intangible assets for the three and six months ended June 30, 2024 was $3.9 million and $6.9 million, respectively. Estimated amortization for intangible assets with definite lives for the remaining six months of 2025, the next five years ended December 31, and thereafter, is as follows (in thousands):

2025 remaining	$13,418
2026	26,818
2027	25,586
2028	24,600
2029	22,365
2030	13,376
Thereafter	9,111
Total	$135,274
Note 7 - Strategic Investments
Strategic investments include equity and debt investments in a number of non-public technology driven companies. We generally account for strategic equity investments under the ASC 321 measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for the equity investments. The equity investments are measured at cost less impairment, adjusted for observable price changes and are assessed for impairment whenever events or changes in circumstances indicate that the fair value may be less than its carrying value. For the debt security strategic investments, we have elected to account for these investments and the associated embedded derivatives utilizing the fair value option. Unrealized changes in fair value for the entire hybrid instruments are recorded within other income (loss), net in the consolidated statements of operations and comprehensive income.

During the six months ended June 30, 2025, we closed a series of transactions to acquire additional equity interests in an existing strategic investee for an aggregate amount of $215.1 million.

During the first quarter of 2025, we also recognized a gain of $167.4 million related to an observable price change of a separate existing strategic investee. We also entered into a series of transactions to sell certain interests for cash consideration of $340.7 million in the same strategic investee. Proceeds from the sales were $290.9 million and $49.8 million for the quarters ended March 31, 2025 and June 30, 2025, respectively. Previously unrealized gains of $320.8 million were realized from the collective sales, net of $1.3 million of transaction costs.
The following table presents the carrying value of our strategic investments (in thousands) as of:

	June 30, 2025
	Strategic investments	Warrants	Call options	Total
Equity securities:
Non-marketable equity securities	$374,948	$6,617	$11,600	$393,165
Debt securities:
Non-marketable debt securities	10,335	—	—	10,335
Total strategic investments	$385,283	$6,617	$11,600	$403,500

	December 31, 2024
	Strategic investments	Warrants	Call options	Total
Equity securities:
Non-marketable equity securities	$319,598	$4,368	$—	$323,966
Debt securities:
Non-marketable debt securities	8,584	—	—	8,584
Total strategic investments	$328,182	$4,368	$—	$332,550
The life to date cumulative upward and downward adjustments to the carrying value of our strategic equity investments accounted for under the ASC 321 measurement alternative and still held as of June 30, 2025 were $10.4 million and $16.3 million, respectively.

The following tables summarize the gains and losses associated with our strategic investments during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Strategic Investments	Warrants	Call options	Total	Strategic Investments	Warrants	Call options	Total
Realized gains (losses) recognized on strategic investments during the period, net	$47,339	$—	$—	$47,339	$—	$—	$21	$21
Reversal of prior period cumulative unrealized gains, net, for securities sold during the period	(47,339)	—	—	(47,339)	—	—	—	—
Unrealized gains on strategic investments still held at the reporting date (1)	751	—	—	751	137	—	—	137
Unrealized losses, including impairments, on strategic investments still held at the reporting date	(2,048)	—	—	(2,048)	—	—	—	—
Gains (losses) on strategic investments, net	$(1,297)	$—	$—	$(1,297)	$137	$—	$21	$158
(1) Includes unrealized gains of $0.8 million and $0.1 million for the entire hybrid debt security strategic investment instrument of a strategic investee for the three months ended June 30, 2025 and 2024, respectively.

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Strategic Investments	Warrants	Call options	Total	Strategic Investments	Warrants	Call options	Total
Realized gains (losses) recognized on strategic investments during the period, net	$320,817	$—	$—	$320,817	$45,162	$—	$(2,849)	$42,313
Reversal of prior period cumulative unrealized gains, net, for securities sold during the period	(160,736)	—	—	(160,736)	—	—	—	—
Unrealized gains on strategic investments still held at the reporting date (1)	7,991	—	—	7,991	74,921	855	—	75,776
Unrealized losses, including impairments, on strategic investments still held at the reporting date	(2,048)	—	—	(2,048)	—	—	—	—
Gains (losses) on strategic investments, net	$166,024	$—	$—	$166,024	$120,083	$855	$(2,849)	$118,089
(1) Includes unrealized gains of $1.5 million and $0.1 million for the entire hybrid debt security strategic investment instrument of a strategic investee for the six months ended June 30, 2025 and 2024, respectively.
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
As of June 30, 2025 and December 31, 2024, the unconsolidated non-public VIEs in which we hold variable interests were as follows (in thousands):

	June 30, 2025	December 31, 2024
Carrying value of variable interest - assets (1)	$24,876	$25,171
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
We have provided financial support to the unconsolidated VIEs in exchange for investments in debt and preferred equity securities as well as warrants or call options that give us the ability to commit additional capital over time. Financial support provided to the unconsolidated VIEs is used to continue to finance their operations.
Note 9 - Accrued Liabilities
Accrued liabilities consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Accrued commissions	$45,156	$88,237
Accrued bonus	35,719	59,780
Accrued interest	33,101	134
Accrued salaries and benefits	31,131	25,233
Accrued purchases for agent sales	20,873	6,728
Accrued inventory in transit	19,470	13,101
Accrued income and other taxes	12,702	27,863
Accrued cloud hosting fees	11,229	10,673
Accrued warranty expense	10,876	8,284
Accrued consulting and IT fees	6,705	7,846
Other accrued expenses	38,870	31,314
Total accrued liabilities	$265,832	$279,193

Note 10 – Notes Payable, Net
Notes payable, net, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
2030 Notes	$1,000,000	$—
2033 Notes	750,000	—
2027 Notes	282,547	690,000
Total principal	2,032,547	690,000
Unamortized debt issuance costs	(24,725)	(9,711)
Total carrying amount of notes payable, net	2,007,822	680,289
Less: current portion (1)	(279,247)	(680,289)
Long-term notes payable, net	$1,728,575	$—
(1)Pursuant to the terms of the 2027 Notes, as of June 30, 2025 and December 31, 2024, the last reported sale price per share of our common stock exceeded 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. Therefore, the 2027 Notes, net of unamortized debt issuance costs were classified as current liabilities within the consolidated balance sheet as of June 30, 2025 and December 31, 2024.
2030 and 2033 Notes

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

Year	Percentage
2028	103.125%
2029	101.563%
2030 and thereafter	100.000%

Interest expense related to the Senior Notes was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Contractual interest expense	$27,031	$33,038
Amortization of debt issuance costs	779	950
Total interest expense	$27,810	$33,988
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
In March 2025, we entered into and closed separate, privately negotiated agreements with certain holders (the “Holders”) of the 2027 Notes to exchange approximately $407.5 million aggregate principal amount of the 2027 Notes for consideration consisting of cash and shares of our common stock that were determined over an averaging period commencing on March 7, 2025 and ending on March 10, 2025 (the “Exchange Transactions”). The consideration transferred to the Holders aggregated to $408.0 million in cash (inclusive of accrued interest and cash paid for fractional shares) and an aggregate of 1,038,259 shares of our common stock. The Exchange Transactions were accounted for as induced conversions, and we recognized an expense of $26.2 million, calculated as of the date the inducement offers were accepted, representing the excess of the equity consideration transferred in the Exchange Transactions over the fair value of securities and other consideration issuable pursuant to the original conversion terms defined in the indenture governing the 2027 Notes. We also recognized approximately $2.5 million of third-party transaction costs which were expensed as a cost of inducement. As a result, we recorded an aggregate of $28.7 million of induced conversion expense within other income (loss), net in the consolidated statements of operations and comprehensive income. As a result of the Exchange Transactions, we recorded $26.1 million in additional paid-in capital and we reclassified $5.3 million of unamortized debt issuance costs into equity as part of the derecognition of the associated net carrying amount of the portion of the 2027 Notes which were exchanged, resulting in a net impact of $20.8 million to equity related to the Exchange Transactions. Following the closing of the Exchange Transactions, we have approximately $282.5 million aggregate principal amount of 2027 Notes outstanding. The effective interest rate for the outstanding 2027 Notes after the Exchange Transactions is 0.98% and includes interest payable and amortization of debt issuance costs. The Exchange Transactions did not impact the Note Hedge or Warrants, which remain outstanding and are discussed in further detail below.
Interest expense related to the 2027 Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$353	$862	$1,133	$1,725
Amortization of debt issuance costs	332	783	1,079	1,565
Total interest expense	$685	$1,645	$2,212	$3,290
We consider the fair value of each of our outstanding notes payable to be a Level 2 measurement. The estimated fair value at June 30, 2025 and December 31, 2024 is based on the closing trading price of the respective notes payable as of the last day of trading for each period (in millions):

	June 30, 2025	December 31, 2024
2027 Notes	$1,023.3	$1,798.5
2030 Notes	1,028.8	—
2033 Notes	775.9	—

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
The Note Hedge covers shares of our common stock at a strike price per share that corresponds to the initial conversion price of the respective 2027 Notes, subject to adjustment, and is exercisable upon conversion of the 2027 Notes. If exercised, we may elect to receive cash, shares of our common stock, or a combination of cash and shares. We have accounted for the aggregate amount of purchase price for the Note Hedge as a reduction to additional paid-in capital. The Note Hedge will expire upon the maturity of the 2027 Notes. The Note Hedge is intended to reduce the potential economic dilution upon conversion of the 2027 Notes in the event that the market value per share of our common stock at the time of exercise is greater than the conversion price of the 2027 Notes. The Note Hedge is a separate transaction and is not part of the terms of the 2027 Notes. Holders of the 2027 Notes do not have any rights with respect to the Note Hedge. The Note Hedge does not impact earnings per share, as it was entered into to offset any dilution from the 2027 Notes. As of June 30, 2025, 3,016,680 shares remain subject to the Note Hedge.
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
(1)The Notes are contractually due in fiscal year 2027. However, as of December 31, 2024 and June 30, 2025, the Notes were convertible at the option of the holders into cash up to the principal amount, with conversion into common stock, cash, or a combination of cash and common stock, at our option, for any amount in excess of the principal. Therefore, the Notes were classified as current liabilities within our consolidated balance sheet as of December 31, 2024 and June 30, 2025.

Note 11 - Income Taxes
Effective Tax Rate
The overall effective tax rate for the three months ended June 30, 2025 was 192.9%, significantly higher than the federal statutory rate, due to a shift to pre-tax book loss for the quarter. This shift magnifies the impact of permanent and discrete items, which in combination with a tax benefit for the three month period, results in a positive rate. In addition, the major drivers are a result of the favorable impacts of stock-based compensation and research and development (“R&D”) tax credits partially offset by executive compensation limitation under Internal Revenue Code (“IRC”) Section 162(m), and an increase in uncertain tax positions. The effective tax rate was favorably impacted by a $56.7 million tax benefit related to stock-based compensation for stock awards that vested during the three months ended June 30, 2025.
By comparison, our overall effective tax rate for the three months ended June 30, 2024 was 19.4%. This rate differed from the federal statutory rate, due to the favorable impacts of stock-based compensation, R&D tax credits, and a net gain related to an investment transaction not recognized for tax purposes, partially offset by executive compensation limitation under IRC Section 162(m). The effective tax rate was favorably impacted by a $3.4 million tax benefit related to stock-based compensation for stock awards that vested during the three months ended June 30, 2024.
Our overall effective tax rate for the six months ended June 30, 2025 was (78.5)%. This rate differs from the federal statutory rate, due to the favorable impacts of stock-based compensation and R&D tax credits, partially offset by executive compensation limitation under IRC Section 162(m), and an increase in uncertain tax positions. The effective tax rate was favorably impacted by a $68.8 million tax benefit related to stock-based compensation for stock awards that vested during the six months ended June 30, 2025.
By comparison, our overall effective tax rate for the six months ended June 30, 2024 was 19.6%. This rate differed from the federal statutory rate, due to the favorable impact of stock-based compensation, R&D tax credits, and a net gain related to an investment transaction not recognized for tax purposes, partially offset by the executive compensation limitation under IRC Section 162(m). The effective tax rate was favorably impacted by a $7.5 million tax benefit related to stock-based compensation for stock awards that vested during the six months ended June 30, 2024.
Deferred Tax Assets

The change in deferred tax balances from $301.9 million as of December 31, 2024 to $354.7 million as of June 30, 2025, was primarily driven by an increase in deferred tax assets related to the capitalization of research and development costs under IRC Section 174. The overall increase was further impacted by a decrease in deferred tax liabilities due to reduced unrealized investment gains and the realization of certain previously unrealized investment gains. These increases were partially offset by the reversal of certain deferred tax assets through additional paid-in-capital, associated with the partial repurchase of our 2027 Notes.
Note 12 - Stockholders’ Equity
Common Stock and Preferred Stock
We have authorized the issuance of two classes of stock designated as “common stock” and “preferred stock,” each having a par value of $0.00001 per share. We are authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
2024 Employee XSP and 2024 CEO Performance Award
On May 10, 2024, our shareholders approved the 2024 Employee XSP. The 2024 Employee XSP includes an approved pool of approximately 4.5 million shares of common stock reserved for grants of eXponential Stock Units (“XSUs”) to employees, of which approximately 0.8 million XSUs remain available to grant to employees under this program as of June 30, 2025. A total of approximately 0.1 million XSUs were granted during the six months ended June 30, 2025. The program includes seven substantially equal tranches that will vest upon certification by the Compensation Committee of the Board of Directors upon achievement of three independent vesting conditions: (1) stock price goals; (2) operational goals; and (3) minimum service conditions.

Additionally, on May 10, 2024, shareholders approved a grant of 679,102 XSUs to our CEO, Patrick Smith, (the “2024 CEO Performance Award”). The stock price goals and operational goals applicable to the 2024 CEO Performance Award are identical to those under the 2024 Employee XSP, but Mr. Smith is subject to a longer minimum required service period.

The three independent vesting conditions are described in the following table:

	Operational Goals(1) (in millions)				Stock Price Goal		Minimum Service Requirement
Tranche(2)	Revenue		Adj. EBITDA(3)				2024 Employee XSP	2024 CEO Performance Award	Goal Expiration
1	$1,834	or	$382	and	$247.40	and	June 2025	December 2028	December 31, 2026
2	2,293	or	497	and	309.25	and	December 2025	December 2028	December 31, 2027
3	2,866	or	622	and	386.56	and	June 2026	December 2029	December 31, 2028
4	3,583	or	812	and	483.20	and	December 2026	December 2029	December 31, 2029
5	4,479	or	1,055	and	604.00	and	June 2027	December 2030	December 31, 2030
6	5,599	or	1,367	and	755.00	and	December 2027	December 2030	December 31, 2031
7	6,999	or	1,717	and	943.75	and	June 2028	December 2030	December 31, 2032

(1)    Operational goals are measured, as of any date, for the previous four consecutive fiscal quarters, beginning with the Company's first full fiscal quarter ending after the fiscal quarter in which the grant date occurred.

(2)    Tranche 1 vested and settled in June 2025. For certain grantees, the shares acquired upon vesting and settlement of Tranche 1 are subject to a holding period requirement under the plan, which will expire on the earlier of (i) December 31, 2030 and (ii) the date on which the subsequent tranche vests and settles.
(3)    In connection with certain acquisitions which were completed during fiscal year 2024, the adjusted EBITDA goals were adjusted as required by the terms of the 2024 Employee XSP and 2024 CEO Performance Award. As the operational goals for Tranches 1 and 2 were met as of December 31, 2024, no further adjustment to the adjusted EBITDA goals for these tranches was made in the current period, in accordance with the terms of the awards.
Restricted Stock Units
The following table summarizes restricted stock unit (“RSU”) activity for the six months ended June 30, 2025 and 2024 (number of units and aggregate intrinsic value in thousands):

	Six Months Ended June 30,
	2025		2024
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Units outstanding, beginning of year	1,684	$356.31	1,615	$193.09
Granted	44	565.42	551	263.77
Released	(328)	282.89	(279)	194.31
Forfeited	(54)	433.93	(68)	198.73
Units outstanding, end of period	1,346	377.86	1,819	214.13
Aggregate intrinsic value at period-end	$1,114,570		$535,066
Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $827.94 per share, multiplied by the number of RSUs outstanding. As of June 30, 2025, there was $399.6 million in unrecognized compensation costs related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 1.94 years. Shares underlying RSUs are generally released when vesting requirements are met.

Performance Stock Units
The following table summarizes performance stock unit (“PSU”) activity, inclusive of XSUs, for the six months ended June 30, 2025 and 2024 (number of units and aggregate intrinsic value in thousands):

	Six Months Ended June 30,
	2025		2024
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Units outstanding, beginning of year	4,865	$261.18	394	$201.61
Granted	73	481.91	4,517	240.07
Released	(526)	293.79	(11)	149.49
Forfeited	(112)	322.75	(168)	255.47
Units outstanding, end of period	4,300	259.33	4,732	236.53
Aggregate intrinsic value at period-end	$3,559,942		$1,392,469
Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $827.94 per share, multiplied by the number of PSUs outstanding. As of June 30, 2025, there was $608.3 million in unrecognized compensation expense related to PSUs under our stock plans for awards that are expected to vest. We expect to recognize the cost related to PSUs over a weighted average period of 3.78 years. Shares underlying PSUs are generally released when vesting requirements are met.
Stock Option Activity
The following table summarizes stock option activity for the six months ended June 30, 2025 and 2024 (number of units and aggregate intrinsic value in thousands):

	Six Months Ended June 30,
	2025			2024
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Options outstanding, beginning of year	21	$28.58		531	$28.58
Granted	—	—		—	—
Exercised	—	—		—	—
Expired / terminated	—	—		—	—
Options outstanding and exercisable, end of period	21	$28.58	2.66	531	$28.58	3.7
Aggregate intrinsic value at period-end	$16,731			$141,047
Aggregate intrinsic value represents the difference between the exercise price of the underlying stock options and the closing stock price on the last trading day of the period ended June 30, 2025, which was $827.94 per share. There was no stock option activity during the six months ended June 30, 2025.

Stock-based Compensation Expense
The following table summarizes the composition of stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of product and service sales	$12,561	$8,517	$25,448	$38,112
Selling, general and administrative expenses	72,187	38,633	143,534	61,788
Research and development expenses	54,496	27,671	110,501	50,036
Total stock-based compensation expense	$139,244	$74,821	$279,483	$149,936
Stock Incentive Plan
In May 2024, our shareholders approved the Axon Enterprise, Inc. Amended and Restated 2022 Stock Incentive Plan (the “Amended 2022 Plan”) authorizing an additional 2.2 million shares, plus remaining available shares under prior plans, for issuance under the Amended 2022 Plan. Combined with the shares of our common stock available under our legacy stock incentive plans, there are 3.2 million shares of our common stock available for grant under the Amended 2022 Plan as of June 30, 2025.
At-The-Market Equity Offering
We participate in an “at-the-market” equity offering program (the “ATM”), pursuant to which we are authorized to sell up to a total of approximately 2.0 million shares of our common stock.
During the six months ended June 30, 2025, we sold 250,000 shares of our common stock under our ATM. We generated approximately $185.8 million in aggregate gross proceeds from sales under the ATM. We recorded aggregate net proceeds of $183.6 million in additional paid-in capital after deducting related expenses, including commissions to the sales agent and issuance costs of $2.2 million. As of June 30, 2025, $0.3 million of these costs were not yet paid.
As of June 30, 2025, there were approximately 1.7 million shares remaining. We utilized the net proceeds from this offering program to provide capital to satisfy a portion of the tax obligations related to the vesting and settlement of stock compensation awards granted to our employees under our stock plans.
Stock Repurchase Plan
In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. As of June 30, 2025, $16.3 million remained available under the plan for future purchases.
Note 13 - Line of Credit
In December 2022, we entered into a credit agreement that provides for a senior unsecured multi-currency revolving credit facility (the “Credit Agreement”) in an aggregate principal amount of up to $200.0 million, $30.0 million of which is available for the issuance of letters of credit. The Credit Agreement originally matured on the earlier of December 15, 2027 or the date that is six months prior to the stated maturity date of the 2027 Notes unless the 2027 Notes had been redeemed, repurchased, converted or defeased in full. Additionally, the Credit Agreement had an accordion feature which allowed for an increase in the total line of credit up to $300.0 million, in each lender’s sole discretion.
In March 2025, immediately prior to the consummation of the closing of the 2030 and 2033 Notes offering, we entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment increased the existing revolving credit facility by $100.0 million to a total aggregate principal amount of $300.0 million (with an accordion feature which allows for an increase in the total line of credit up to $400.0 million), increased availability for the issuance of letters of credit by $20.0 million to $50.0 million, extended the maturity date of the Credit Agreement from December 15, 2027 to March 11, 2030 (or, in each case, the date that is six months prior to the stated maturity date of the 2027 Notes unless the 2027 Notes have been redeemed, repurchased, converted or defeased in full), permitted the 2030 and 2033 Notes offering, and provided for other updates to the covenants and terms of the Credit Agreement.

As of June 30, 2025, no amounts were drawn under the Credit Agreement. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of June 30, 2025, we had letters of credit outstanding of approximately $8.9 million under the facility and available borrowing of $291.1 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at Term SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net leverage ratio and consolidated interest coverage ratio discussed further below. “SOFR” is defined as a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York or a successor administrator of the secured overnight financing rate.
We are required to comply with a net leverage ratio, defined as consolidated total indebtedness to EBITDA, and a consolidated interest coverage ratio, defined as EBITDA to consolidated interest expense. As of June 30, 2025, we are in compliance with the associated covenants under the Credit Agreement.
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
Other Matters
Despite the Federal Trade Commission’s (“FTC”) dismissal of its administrative enforcement complaint against Axon without consent decree or other condition in October 2023, other parties continue to allege that Axon’s May 2018 acquisition of an insolvent body camera competitor, Vievu LLC, was anticompetitive. Pending in the District of New Jersey (Case No. 3:23-cv-7182) is a purported antitrust class action brought by three municipalities based largely on the FTC’s unproven allegations. Axon denies all allegations of anticompetitive or other misconduct and is vigorously defending the case.
Pending in the Eastern District of Virginia (Case No. 1:24-CV-01625) is a patent infringement suit filed by Airspace Systems, Inc. (“Airspace”) against Dedrone involving certain drone technology. After Axon acquired Dedrone on October 1, 2024, Airspace amended its complaint and added Axon as a defendant. Airspace seeks injunctive relief and treble damages in an unspecified amount. Axon and Dedrone deny infringement and further contend that the three asserted patents are invalid and/or contain patent ineligible subject matter. To that end, Axon has simultaneously challenged all three patents in the United States Patent and Trademark Office and the court has stayed the litigation until September 15, 2025 or until the Patent Trial and Appeal Board renders a decision on institution of Axon’s petitions.
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

Based on our assessment of outstanding litigation and claims as of June 30, 2025, we have determined that it is not reasonably possible that these losses, if any, from lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.
Off-Balance Sheet Arrangements
Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At June 30, 2025, we had outstanding letters of credit issued under our credit facility of $8.9 million that are expected to expire through 2026. We also had outstanding letters of credit of $0.1 million that do not draw against our credit facility. Additionally, we had $21.9 million of outstanding surety bonds as of June 30, 2025, with expiration dates ranging through 2029.
Note 15 – Accumulated Other Comprehensive Income (Loss)
The following tables reflect the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized (Losses) Gains on Available-for-Sale Investments	Foreign Currency Translation	Total
Balance, December 31, 2024	$(30)	$(18,154)	$(18,184)
Other comprehensive (loss) income	(124)	358	234
Balance, March 31, 2025	$(154)	$(17,796)	$(17,950)
Other comprehensive income	73	5,159	5,232
Balance, June 30, 2025	$(81)	$(12,637)	$(12,718)

	Unrealized (Losses) Gains on Available-for-Sale Investments	Foreign Currency Translation	Total
Balance, December 31, 2023	$(399)	$(10,280)	$(10,679)
Other comprehensive loss	(106)	(801)	(907)
Balance, March 31, 2024	$(505)	$(11,081)	$(11,586)
Other comprehensive income (loss)	119	(2,727)	(2,608)
Balance, June 30, 2024	$(386)	$(13,808)	$(14,194)

Note 16 - Segment Data
Segment information for the three and six months ended June 30, 2024 has been recast to reflect the Segment Realignment. Refer to Note 1 for additional details. Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended June 30,
	2025			2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Net sales	$376,360	$292,178	$668,538	$292,763	$210,473	$503,236
Cost of sales	193,507	71,288	264,795	142,627	54,453	197,080
Other segment items (1)	9,550	9,685	19,235	6,234	5,273	11,507
Adjusted gross margin	$192,403	$230,575	$422,978	$156,370	$161,293	$317,663
Other segment items (1)			(19,235)			(11,507)
Selling, general and administrative			(242,212)			(170,964)
Research and development			(162,567)			(101,434)
Interest income			23,253			11,653
Interest expense			(28,686)			(1,871)
Other income (loss), net			(32,414)			7,934
Income (loss) before provision for income taxes			$(38,883)			$51,474
(1)    Other segment items includes the adjustment for noncash stock-based compensation expense, amortization of acquired intangible assets and payroll taxes related to 2024 Employee XSP vesting to arrive at the profit measure used by the CODM

	Six Months Ended June 30,
	2025			2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Net sales	$717,256	$554,915	$1,272,171	$563,187	$399,920	$963,107
Cost of sales	363,688	139,001	502,689	294,787	103,536	398,323
Other segment items (1)	18,970	18,722	37,692	34,386	9,004	43,390
Adjusted gross margin	$372,538	$434,636	$807,174	$302,786	$305,388	$608,174
Other segment items (1)			(37,692)			(43,390)
Selling, general and administrative			(465,721)			(322,039)
Research and development			(313,590)			(192,531)
Interest income			33,857			23,783
Interest expense			(36,507)			(3,627)
Other income, net			81,987			147,000
Income before provision for income taxes			$69,508			$217,370
(1)    Other segment items includes the adjustment for noncash stock-based compensation expense, amortization of acquired intangible assets, inventory step-up amortization related to acquisitions and payroll taxes related to 2024 Employee XSP vesting to arrive at the profit measure used by the CODM

The following table presents supplemental information included within the measure of profit or loss, adjusted gross margin, reviewed by our CODM (in thousands). There are no other material items presented to our CODM by segment or included within adjusted gross margin for supplemental disclosure.

	Three Months Ended June 30,
	2025			2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Depreciation and amortization	$8,310	$4,098	$12,408	$6,126	$1,603	$7,729
Significant noncash items:
Stock-based compensation expense	7,583	4,978	12,561	5,883	2,634	8,517
Provisions for inventory	995	—	995	7,489	—	7,489
Warranty reserve expense	3,015	—	3,015	694	—	694

	Six Months Ended June 30,
	2025			2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Depreciation and amortization	$17,595	$8,057	$25,652	$10,848	$3,829	$14,677
Significant noncash items:
Stock-based compensation expense	15,059	10,389	25,448	33,710	4,402	38,112
Provisions for inventory	1,841	—	1,841	8,843	—	8,843
Warranty reserve expense	6,794	—	6,794	1,813	—	1,813
Note 17 – Business Combinations
Fusus
On January 31, 2024, we acquired the remaining 79.7% interest in Fusus, LLC ("Fusus") for incremental consideration transferred of approximately $241.3 million. Based on the final purchase price allocation, we recorded $249.9 million of goodwill, $72.9 million of identifiable intangible assets, and other net liabilities assumed of $7.8 million, excluding deferred taxes. We also recorded a net deferred tax liability of $10.4 million. As of the acquisition date, the identifiable intangible assets recognized in the acquisition included $56.6 million of developed technology, $14.4 million of customer relationships, and $1.9 million of trademarks.
As a result of the Segment Realignment, the goodwill recognized in the acquisition has been reallocated between our two reportable segments, Connected Devices and Software and Services.
Dedrone
On October 1, 2024, we acquired the remaining 79.8% interest in Dedrone, a global leader in air space security, for incremental consideration transferred of approximately $391.1 million. We recorded incremental acquisition-related transaction and integration costs of $1.2 million and $2.1 million for the three and six months ended June 30, 2025, respectively. These costs were expensed as incurred in selling, general, and administrative ("SG&A") expenses in our consolidated statements of operations.
The purchase price allocation is subject to revision during the measurement period for normal closing activities, such as income tax filings and settlement of escrow balances. As of the six months ended June 30, 2025, we recorded various measurement period adjustments primarily consisting of adjustments to working capital resulting in a $3.2 million decrease to goodwill. These measurement period adjustments also include a $2.5 million indemnification asset related to a tax matter which we currently expect will be fully recovered. We expect the measurement period to be completed by the third quarter of 2025.

Based on the current purchase price allocation, including measurement period adjustments, we have recorded $447.9 million of goodwill, $100.5 million of identifiable intangible assets, and other net liabilities assumed of $43.9 million, excluding deferred taxes. We have also recorded a net deferred tax liability of $1.2 million. As of the acquisition date, the identifiable intangible assets recognized in the acquisition included $41.0 million of developed technology, $41.0 million of in-process research and development, $15.0 million of customer relationships, and $3.5 million of trademarks.
As a result of the Segment Realignment, the goodwill recognized in the acquisition has been reallocated between our two reportable segments, Connected Devices and Software and Services.
Note 18 - Revision of Prior Period Financial Statements
As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 and discussed in Note 1 “Organization and Summary of Significant Accounting Policies”, the following tables reflect the impact of the revision to the specific line items presented in our previously reported (a) consolidated statements of operations and comprehensive income for the quarterly and year to date periods ended June 30, 2024; (b) consolidated statement of stockholders' equity for the quarterly period ended June 30, 2024; and (c) consolidated statement of cash flows for the year to date period ended June 30, 2024.

Consolidated Statements of Operations and Comprehensive Income
(in thousands)

Three Months Ended June 30, 2024	As Reported	Adjustments	As Revised

Net sales from products	$295,185	$(2,422)	$292,763
Net sales from services	208,914	1,559	210,473
Net sales	504,099	(863)	503,236
Cost of product sales	145,154	(2,527)	142,627
Cost of service sales	55,210	(757)	54,453
Cost of sales	200,364	(3,284)	197,080
Gross margin	303,735	2,421	306,156
Selling, general and administrative	169,427	1,537	170,964
Total operating expenses	270,861	1,537	272,398
Income from operations	32,874	884	33,758
Income before provision for income taxes	50,590	884	51,474
Provision for income taxes	9,793	208	10,001
Net income	$40,797	$676	$41,473
Net income per common and common equivalent shares - Basic	$0.54	$0.01	$0.55
Comprehensive income	$38,189	$676	$38,865

There was no impact on disclosed diluted income per common and common equivalent shares for the three months ended June 30, 2024.

Six Months Ended June 30, 2024	As Reported	Adjustments	As Revised

Net sales from products	$567,233	$(4,046)	$563,187
Net sales from services	397,602	2,318	399,920
Net sales	964,835	(1,728)	963,107
Cost of product sales	296,852	(2,065)	294,787
Cost of service sales	104,202	(666)	103,536
Cost of sales	401,054	(2,731)	398,323
Gross margin	563,781	1,003	564,784
Selling, general and administrative	322,096	(57)	322,039
Total operating expenses	514,627	(57)	514,570
Income from operations	49,154	1,060	50,214
Income before provision for income taxes	216,310	1,060	217,370
Provision for income taxes	42,295	250	42,545
Net income	$174,015	$810	$174,825
Net income per common and common equivalent shares - Basic	$2.31	$0.01	$2.32
Net income per common and common equivalent shares - Diluted	$2.25	$0.01	$2.26
Comprehensive income	$170,500	$810	$171,310

Consolidated Statement of Stockholders' Equity
(in thousands)

	As Reported		Adjustments		As Revised
	Retained Earnings	Total Stockholders’ Equity	Retained Earnings	Total Stockholders’ Equity	Retained Earnings	Total Stockholders’ Equity

Balance, March 31, 2024	$564,467	$1,818,015	$3,865	$3,865	$568,332	$1,821,880
Net income	40,797	40,797	676	676	41,473	41,473
Balance, June 30, 2024	$605,264	$1,928,840	$4,541	$4,541	$609,805	$1,933,381

Consolidated Statement of Cash Flows
(in thousands)

Six Months Ended June 30, 2024	As Reported	Adjustments	As Revised

Cash flows from operating activities:
Net income	$174,015	$810	$174,825
Provision for bad debts and inventory	2,241	8,843	11,084
Change in assets and liabilities:
Receivables and contract assets	(60,513)	(16,579)	(77,092)
Inventory	(8,116)	(8,843)	(16,959)
Deferred revenue	(12,067)	3,568	(8,499)
Accounts payable, accrued and other liabilities	(43,071)	(461)	(43,532)
Other - net	(4,252)	12,662	8,410
Other than the impact to the captions noted above, there was no impact on total cash flows from operating activities, or on cash flows from investing or financing activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition as of June 30, 2025, and results of operations for the three and six months ended June 30, 2025 and 2024, should be read in conjunction with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes in our amended 2024 Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on May 7, 2025. The discussion includes references to non-GAAP financial measures, such as adjusted gross margin, which supplement our GAAP results by providing additional insight into our financial and operational performance. For definitions and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, refer to “Non-GAAP Measures” within this Quarterly Report on Form 10-Q. This discussion also contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Part II, Item 1A. Risk Factors.” See also “Special Note Regarding Forward-Looking Statements” on page ii of this Quarterly Report on Form 10-Q.
Overview
Axon is a technology leader in global public safety. Our moonshot goal is to cut gun-related deaths between police and the public in the United States in half by 2033. Axon is building the public safety operating system of the future by integrating a suite of hardware devices and cloud software solutions that not only revolutionize modern policing but also cater to federal agencies, corrections, justice and enterprise-level security needs. Axon’s suite includes cloud-hosted digital evidence management solutions, productivity and real-time operations software, body cameras, in-car cameras, TASER energy devices, drone and robotic security, and training solutions. Our financial results are reported in two reportable segments, Connected Devices and Software and Services.
Our revenues for the three months ended June 30, 2025 were $668.5 million, an increase of $165.3 million, or 32.8%, from the three months ended June 30, 2024. We had loss from operations of $1.0 million, compared to income from operations of $33.8 million for the same period in the prior year. Gross margin dollars increased $97.6 million and decreased as a percentage of revenue to 60.4% from 60.8% compared to the three months ended June 30, 2024. The decrease was primarily driven by higher stock-based compensation expense in the current period. Excluding the impacts of stock-based compensation expense, acquired intangibles amortization in cost of goods sold, and payroll taxes related to 2024 Employee XSP vesting, adjusted gross margin increased to 63.3% for the three months ended June 30, 2025 compared to 63.1% for the three months ended June 30, 2024. Operating expenses increased by $132.4 million, reflecting increased headcount to support business growth and stock-based compensation expense. Net income of $36.1 million included a $75.0 million tax benefit, partially offset by a noncash unrealized loss of $30.9 million related to our marketable securities. Net income of $41.5 million for the three months ended June 30, 2024 included a noncash unrealized gain of $7.8 million on our investment in marketable securities.
Our revenues for the six months ended June 30, 2025 were $1.3 billion, an increase of $309.1 million, or 32.1%, from the six months ended June 30, 2024. We had loss from operations of $9.8 million, compared to income from operations of $50.2 million for the same period in the prior year. Gross margin dollars increased $204.7 million and increased as a percentage of revenue to 60.5% from 58.6% compared to the six months ended June 30, 2024. Excluding the impacts of stock-based compensation expense, acquired intangibles amortization in cost of goods sold, and payroll taxes related to 2024 Employee XSP vesting, adjusted gross margin increased to 63.4% for the six months ended June 30, 2025 compared to 63.1% for the same period in the prior year, primarily due to higher software revenue mix. Operating expenses increased by $264.7 million, reflecting increased headcount to support business growth and stock-based compensation expense. Net income of $124.1 million included net realized and unrealized gains of $166.0 million related to our strategic investments and a $54.6 million tax benefit, partially offset by a noncash unrealized loss of $54.3 million related to our marketable securities and inducement expense of $28.7 million associated with the early repurchase of a portion of our 2027 Notes, as discussed further within Note 10. Net income of $174.8 million for the six months ended June 30, 2024 included a realized gain of $42.3 million related to our acquisition in Fusus, an unrealized gain of $75.8 million related to a strategic investment, and a noncash unrealized gain of $29.6 million on our investment in marketable securities.
Certain prior period amounts previously reported on our consolidated financial statements have been revised to correct for immaterial errors, as described in Note 1 and Note 18 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
The following table presents data from our consolidated statements of operations and comprehensive income as well as the percentage relationship to total net sales of items included in our consolidated statements of operations and comprehensive income (dollars in thousands):

	Three Months Ended June 30,
	2025		2024
Net sales from products	$376,360	56.3%	$292,763	58.2%
Net sales from services	292,178	43.7	210,473	41.8
Net sales	668,538	100.0	503,236	100.0
Cost of product sales	193,507	28.9	142,627	28.3
Cost of services sales	71,288	10.7	54,453	10.8
Cost of sales	264,795	39.6	197,080	39.2
Gross margin	403,743	60.4	306,156	60.8
Operating expenses:
Selling, general and administrative	242,212	36.2	170,964	34.0
Research and development	162,567	24.4	101,434	20.2
Total operating expenses	404,779	60.6	272,398	54.1
Income (loss) from operations	(1,036)	(0.2)	33,758	6.7
Interest income	23,253	3.5	11,653	2.3
Interest expense	(28,686)	(4.3)	(1,871)	(0.4)
Other income (loss), net	(32,414)	(4.8)	7,934	1.6
Income (loss) before provision for income taxes	(38,883)	(5.8)	51,474	10.2
Provision for (benefit from) income taxes	(75,000)	(11.2)	10,001	2.0
Net income	$36,117	5.4%	$41,473	8.2%
The following table presents our revenues disaggregated by geography (dollars in thousands):

	Three Months Ended June 30,
	2025		2024
United States	$537,373	80%	$424,638	84%
Other countries	131,165	20	78,598	16
Total	$668,538	100%	$503,236	100%
International revenue increased compared to the prior year June 30, 2024 comparative period, primarily driven by increased sales in our Americas region.

Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended June 30,				Dollar Change	Percent Change
	2025		2024
Connected Devices segment:
TASER (1)	$216,234	32.3%	$181,548	36.1%	$34,686	19.1%
Personal Sensors (2)	92,819	13.9	75,113	14.9	17,706	23.6
Platform Solutions (3)	67,307	10.1	36,102	7.2	31,205	86.4
Total Connected Devices segment	376,360	56.3	292,763	58.2	83,597	28.6
Total Software and Services segment	292,178	43.7	210,473	41.8	81,705	38.8
Total net sales	$668,538	100.0%	$503,236	100.0%	$165,302	32.8%
(1)'TASER' includes TASER handles, cartridges and related extended warranties.
(2)'Personal Sensors' primarily includes body cameras and accessories, signal sidearm, and related extended warranties.
(3)'Platform Solutions' primarily includes interview room, fleet in-car video, fixed cameras, drones and counter-drone equipment, virtual reality training hardware, and related extended warranties.
Net sales for the Connected Devices segment increased 28.6% for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase of $34.7 million in TASER is primarily driven by higher TASER 10 handle and cartridge volume. Personal Sensors increased $17.7 million on continued adoption of our newest body camera, AB4, and higher warranty revenue from more devices in the field. The $31.2 million increase in Platform Solutions is primarily driven by higher volume for counter-drone equipment.
Net sales for the Software and Services segment increased 38.8% for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase in the aggregate number of users and growing adoption of our premium add-on features by existing customers drove the majority of the increase of $81.7 million.
Gross Margin
As a percentage of net sales, gross margin for the Connected Devices segment decreased to 48.6% from 51.3% for the three months ended June 30, 2025 and 2024, respectively. Adjusted gross margin for the Connected Devices segment, which excludes stock-based compensation expense, acquired intangibles amortization, and payroll taxes related to 2024 Employee XSP vesting, was 51.1% for the three months ended June 30, 2025, compared to 53.4% for the three months ended June 30, 2024. The decrease in both measures was primarily driven by an increased mix from Platform Solutions.
As a percentage of net sales, gross margin for the Software and Services segment increased to 75.6% from 74.1% for the three months ended June 30, 2025 and 2024, respectively. Adjusted gross margin for the Software and Services segment, which excludes stock-based compensation expense, acquired intangibles amortization, and payroll taxes related to 2024 Employee XSP vesting, increased to 78.9% for the three months ended June 30, 2025, compared to 76.6% for the three months ended June 30, 2024. The increase in both measures was primarily driven by higher software mix.
Selling, General and Administrative Expenses
SG&A expenses were comprised as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2025	2024
Total selling, general and administrative expenses	$242,212	$170,964	$71,248	41.7%
As a percentage of net sales	36.2%	34.0%
Stock-based compensation expense increased $33.6 million in comparison to the prior year June 30, 2024 comparable period, which was primarily related to the 2024 Employee XSP and the 2024 CEO Performance Award that were approved by shareholders in the 2024 Annual Meeting of Shareholders and increased headcount.

Salaries, benefits and bonus expense increased $22.5 million in comparison to the prior year June 30, 2024 comparable period, which was primarily attributable to an increase in headcount and higher wages.
Sales and marketing expense increased $6.3 million in comparison to the prior year June 30, 2024 comparable period, which was primarily attributable to increased commissions and in-person events.
Research and Development Expenses
R&D expenses were comprised as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2025	2024
Total research and development expenses	$162,567	$101,434	$61,133	60.3%
As a percentage of net sales	24.3%	20.2%
Stock-based compensation expense increased $26.8 million in comparison to the prior year June 30, 2024 comparable period, which was primarily related to the 2024 Employee XSP that was approved by shareholders in the 2024 Annual Meeting of Shareholders and increased headcount.
Salaries, benefits and bonus expense increased $18.9 million in comparison to the prior year June 30, 2024 comparable period, which was primarily attributable to an increase in headcount and higher wages.
Interest Income (Loss), Net
Interest income (loss), net, was as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Interest income	$23,253	$11,653
Interest expense (1)	(28,686)	(1,871)
Total interest income (loss), net	$(5,433)	$9,782
(1)Interest expense increased in comparison to the prior year June 30, 2024 comparable period primarily as a result of the issuance of the Senior Notes in March 2025, as discussed further within Note 10.
Other Income (Loss), Net
Other income (loss), net, was as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Realized and unrealized gain (loss) on fair value adjustments of strategic investments, net	$(1,297)	$158
Unrealized gain (loss) on marketable securities, net (1)	(30,870)	7,830
Loss on foreign currency transactions, net	(413)	(35)
Other, net	166	(19)
Other income (loss), net	$(32,414)	$7,934
(1)Reflects the unrealized loss on marketable securities during the three months ended June 30, 2025, as discussed within Note 3.

Provision for (Benefit from) Income Taxes
The effective tax rate was 192.9%, for the three months ended June 30, 2025, compared to 19.4% for the three months ended June 30, 2024. The 2025 tax benefit is driven by the favorable impact of stock-based compensation and R&D tax credits. These were partially offset by higher tax expense related to the executive compensation limitation under IRC Section 162(m) and increased unrecognized tax benefits.
Provision for (benefit from) income taxes and effective tax rates were as follows (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Income (loss) before provision for income taxes	$(38,883)	$51,474	$(90,357)
Provision for (benefit from) income taxes	(75,000)	10,001	(85,001)
Effective tax rate	192.9%	19.4%
Net Income
We recorded net income of $36.1 million for the three months ended June 30, 2025 compared to net income of $41.5 million for the three months ended June 30, 2024. Net income per basic share was $0.46 for the three months ended June 30, 2025 compared to $0.55 net income per basic share for the three months ended June 30, 2024. Net income per diluted share was $0.44 for the three months ended June 30, 2025 compared to $0.53 net income per diluted share for the three months ended June 30, 2024.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
The following table presents data from our consolidated statements of operations and comprehensive income as well as the percentage relationship to total net sales of items included in our consolidated statements of operations and comprehensive income (dollars in thousands):

	Six Months Ended June 30,
	2025		2024
Net sales from products	$717,256	56.4%	$563,187	58.5%
Net sales from services	554,915	43.6	399,920	41.5
Net sales	1,272,171	100.0	963,107	100.0
Cost of product sales	363,688	28.6	294,787	30.6
Cost of services sales	139,001	10.9	103,536	10.8
Cost of sales	502,689	39.5	398,323	41.4
Gross margin	769,482	60.5	564,784	58.6
Operating expenses:
Selling, general and administrative	465,721	36.6	322,039	33.4
Research and development	313,590	24.6	192,531	20.0
Total operating expenses	779,311	61.2	514,570	53.4
Income (loss) from operations	(9,829)	(0.7)	50,214	5.2
Interest income	33,857	2.7	23,783	2.5
Interest expense	(36,507)	(2.9)	(3,627)	(0.4)
Other income (loss), net	81,987	6.4	147,000	15.3
Income before provision for income taxes	69,508	5.5	217,370	22.6
Provision for (benefit from) income taxes	(54,589)	(4.3)	42,545	4.4
Net income	$124,097	9.8%	$174,825	18.2%

The following table presents our revenues disaggregated by geography (dollars in thousands):

	Six Months Ended June 30,
	2025		2024
United States	$1,066,756	84%	$816,179	85%
Other countries	205,415	16	146,928	15
Total	$1,272,171	100%	$963,107	100%
International revenue increased compared to the prior year June 30, 2024 comparative period, primarily driven by increased sales in our Americas region.
Net Sales
As a result of the Segment Realignment, we have updated and recast our disaggregated revenue categories. Net sales by product line were as follows (dollars in thousands):

	Six Months Ended June 30,				Dollar Change	Percent Change
	2025		2024
Connected Devices segment:
TASER (1)	$411,729	32.4%	$346,147	35.9%	$65,582	18.9%
Personal Sensors (2)	181,224	14.2	143,113	14.9	38,111	26.6
Platform Solutions (3)	124,303	9.8	73,927	7.7	50,376	68.1
Total Connected Devices segment	717,256	56.4	563,187	58.5	154,069	27.4
Total Software and Services segment	554,915	43.6	399,920	41.5	154,995	38.8
Total net sales	$1,272,171	100.0%	$963,107	100.0%	$309,064	32.1%
(1)'TASER' includes TASER handles, cartridges and related extended warranties.
(2)'Personal Sensors' primarily includes body cameras and accessories, signal sidearm, and related extended warranties.
(3)'Platform Solutions' primarily includes interview room, fleet in-car video, fixed cameras, drones and counter-drone equipment, virtual reality training hardware, and related extended warranties.
Net sales for the Connected Devices segment increased 27.4% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase of $65.6 million in TASER is primarily driven by higher TASER 10 handle and cartridge volume. Personal Sensors increased $38.1 million on continued adoption of our newest body camera, AB4, and higher warranty revenue from more devices in the field. The $50.4 million increase in Platform Solutions is primarily driven by higher volume for counter-drone equipment and virtual reality training.
Net sales for the Software and Services segment increased 38.8% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase in the aggregate number of users and growing adoption of our premium add-on features by existing customers drove the majority of the increase of $155.0 million.
Gross Margin
As a percentage of net sales, gross margin for the Connected Devices segment increased to 49.3% from 47.7% for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily due to higher stock-based compensation expense for the six months ended June 30, 2024. Adjusted gross margin for the Connected Devices segment, which excludes stock-based compensation expense, acquired intangibles amortization, and payroll taxes related to 2024 Employee XSP vesting, was 51.9% for the six months ended June 30, 2025, compared to 53.8% for the six months ended June 30, 2024. The decrease is primarily driven by increased mix from Platform Solutions.
As a percentage of net sales, gross margin for the Software and Services segment increased to 75.0% from 74.1% for the six months ended June 30, 2025 and 2024, respectively. Adjusted gross margin for the Software and Services segment, which excludes stock-based compensation expense, acquired intangibles amortization, and payroll taxes related to 2024 Employee XSP vesting, increased to 78.3% for the six months ended June 30, 2025, compared to 76.4% for the six months ended June 30, 2024. The increase was primarily driven by higher software mix.

Selling, General and Administrative Expenses
SG&A expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,		Dollar Change	Percent Change
	2025	2024
Total selling, general and administrative expenses	$465,721	$322,039	$143,682	44.6%
As a percentage of net sales	36.6%	33.4%
Stock-based compensation expense increased $81.7 million in comparison to the prior year June 30, 2024 comparable period, which was primarily related to the 2024 Employee XSP and the 2024 CEO Performance Award that were approved by shareholders in the 2024 Annual Meeting of Shareholders and increased headcount.
Salaries, benefits and bonus expense increased $35.7 million in comparison to the prior year June 30, 2024 comparable period, which was primarily attributable to an increase in headcount and higher wages.
Sales and marketing expense increased $9.5 million in comparison to the prior year June 30, 2024 comparable period, which was primarily attributable to increased commissions and in-person events.
Research and Development Expenses
R&D expenses were comprised as follows (dollars in thousands):

	Six Months Ended June 30,		Dollar Change	Percent Change
	2025	2024
Total research and development expenses	$313,590	$192,531	$121,059	62.9%
As a percentage of net sales	24.6%	20.0%
Stock-based compensation expense increased $60.5 million in comparison to the prior year June 30, 2024 comparable period, which was primarily related to the 2024 Employee XSP that was approved by shareholders in the 2024 Annual Meeting of Shareholders and increased headcount.
Salaries, benefits and bonus expense increased $34.7 million in comparison to the prior year June 30, 2024 comparable period, which was primarily attributable to an increase in headcount and higher wages.
Interest Income (Loss), Net
Interest income (loss), net, was as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Interest income	$33,857	$23,783
Interest expense (1)	(36,507)	(3,627)
Total interest income (loss), net	$(2,650)	$20,156
(1)Interest expense increased in comparison to the prior year June 30, 2024 comparable period primarily as a result of the issuance of the Senior Notes in March 2025, as discussed further within Note 10.

Other Income, Net
Other income, net, was as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Realized and unrealized gain on fair value adjustments of strategic investments, net	$166,024	$118,089
Unrealized gain (loss) on marketable securities, net (1)	(54,270)	29,610
Gain (loss) on foreign currency transactions, net	(1,216)	53
Induced conversion of convertible debt (2)	(28,666)	—
Other, net	115	(752)
Other income, net	$81,987	$147,000
(1)Reflects the unrealized loss on marketable securities during the six months ended June 30, 2025, as discussed within Note 3.
(2)Reflects the inducement expense associated with the early repurchase of a portion of our 2027 Notes in the first quarter of 2025, as discussed further within Note 10.
Provision for (Benefit from) Income Taxes
The effective tax rate is (78.5)% for the six months ended June 30, 2025, compared to 19.6% for the six months ended June 30, 2024. The change is attributable to the favorable impact of stock-based compensation and R&D tax credits. These were partially offset by higher tax expense related to the executive compensation limitation under IRC Section 162(m), increased unrecognized tax benefits, and the absence of a prior year gain related to an investment transaction not recognized for tax. The overall change in the effective tax rate also reflects the impact of lower pre-tax book income in the current period, which magnifies the relative effect of permanent and discrete items.
Provision for (benefit from) income taxes and effective tax rates were as follows (dollars in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Income (loss) before provision for income taxes	$69,508	$217,370	$(147,862)
Provision for (benefit from) income taxes	$(54,589)	$42,545	$(97,134)
Effective tax rate	(78.5)%	19.6%
Net Income
We recorded net income of $124.1 million for the six months ended June 30, 2025 compared to net income of $174.8 million for the six months ended June 30, 2024. Net income per basic share was $1.60 for the six months ended June 30, 2025 compared to $2.32 net income per basic share for the six months ended June 30, 2024. Net income per diluted share was $1.52 for the six months ended June 30, 2025 compared to $2.26 net income per diluted share for the six months ended June 30, 2024.

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
•Adjusted EBITDA (most comparable GAAP measure: Net income) – Earnings before interest expense; investment interest income; income taxes; depreciation; amortization; noncash stock-based compensation expense; fair value adjustments related to strategic investments, marketable securities, and mark-to-market on our non-qualified deferred compensation liabilities; debt inducement expense associated with the early repurchase of a portion of our 2027 Notes; transaction and integration costs related to strategic investments and acquisitions, including the change in fair value of contingent consideration arrangements; inventory step-up amortization related to acquisitions; certain litigation costs and recoveries related to (1) antitrust cases we consider to be non-recurring and outside of our core operating results and (2) litigation matters for acquired companies that were unresolved at the date of the acquisition; payroll taxes related to 2024 Employee XSP vesting; and other unusual, non-recurring pre-tax items that are not considered representative of our underlying operating performance (listed in the tables below).
•Adjusted gross margin (most comparable GAAP measure: Gross margin) – Gross margin before noncash stock-based compensation expense, amortization of acquired intangible assets, inventory step-up amortization related to acquisitions, and payroll taxes related to 2024 Employee XSP vesting.
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

EBITDA and adjusted EBITDA reconcile to net income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$36,117	$41,473	$124,097	$174,825
Depreciation and amortization	19,324	13,000	38,519	24,564
Interest expense	28,686	1,871	36,507	3,627
Investment interest income	(23,253)	(11,653)	(33,857)	(23,783)
Provision for (benefit from) income taxes	(75,000)	10,001	(54,589)	42,545
EBITDA	$(14,126)	$54,692	$110,677	$221,778

Non-GAAP adjustments:
Stock-based compensation expense	139,244	74,821	279,483	149,936
Unrealized and realized losses (gains) on investments and marketable securities, net	33,728	(7,967)	(110,193)	(105,386)
Realized gains on previously held minority interests acquired in business combinations, net	—	(21)	—	(42,313)
Debt inducement expense	—	—	28,666	—
Transaction costs related to strategic investments and acquisitions	2,230	4,136	4,957	10,493
Inventory step-up amortization	—	—	607	—
Litigation costs and related recoveries	774	—	2,823	224
Payroll taxes related to 2024 Employee XSP vesting	9,782	—	9,782	—
Adjusted EBITDA	$171,632	$125,661	$326,802	$234,732
As a result of the Segment Realignment, we have recast adjusted gross margin for the three and six months ended June 30, 2024 to conform to the new presentation. Adjusted gross margin reconciles to gross margin as follows (in thousands):

	Three Months Ended June 30,
	2025			2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Gross margin	$182,853	$220,890	$403,743	$150,136	$156,020	$306,156
Stock-based compensation expense	7,583	4,978	12,561	5,883	2,634	8,517
Amortization of acquired intangible assets	1,333	3,853	5,186	351	2,639	2,990
Payroll taxes related to 2024 Employee XSP vesting	634	854	1,488	—	—	—
Adjusted gross margin	$192,403	$230,575	$422,978	$156,370	$161,293	$317,663
Gross margin %	48.6%	75.6%	60.4%	51.3%	74.1%	60.8%
Adjusted gross margin %	51.1%	78.9%	63.3%	53.4%	76.6%	63.1%

	Six Months Ended June 30,
	2025			2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Gross margin	$353,568	$415,914	$769,482	$268,400	$296,384	$564,784
Stock-based compensation expense	15,059	10,389	25,448	33,710	4,402	38,112
Amortization of acquired intangible assets	2,670	7,479	10,149	676	4,602	5,278
Inventory step-up amortization	607	—	607	—	—	—
Payroll taxes related to 2024 Employee XSP vesting	634	854	1,488	—	—	—
Adjusted gross margin	$372,538	$434,636	$807,174	$302,786	$305,388	$608,174
Gross margin %	49.3%	75.0%	60.5%	47.7%	74.1%	58.6%
Adjusted gross margin %	51.9%	78.3%	63.4%	53.8%	76.4%	63.1%
Liquidity and Capital Resources
Summary

	June 30, 2025	December 31, 2024	Dollar Change
Cash and cash equivalents	$615,496	$454,844	$160,652
Available-for-sale investments	1,471,304	333,235	1,138,069
Total	$2,086,800	$788,079	$1,298,721
Our most significant source of liquidity continues to be funds generated by operating activities and available cash and cash equivalents and short-term investments. As of June 30, 2025, we had $615.5 million of cash and cash equivalents, an increase of $160.7 million from December 31, 2024. Refer below for further discussions related to the change in cash and cash equivalents. As of June 30, 2025, we had $1.5 billion of available-for-sale investments, an increase of $1.1 billion from December 31, 2024 primarily as a result of investment activity following the issuance of the Senior Notes in March 2025. Refer to Note 10 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on the issuance.
In addition, our Credit Agreement is available for additional working capital needs or investment opportunities. The Credit Agreement provides for a senior unsecured multi-currency revolving credit facility in an aggregate principal amount of up to $300.0 million, $50.0 million of which is available for the issuance of letters of credit. As of June 30, 2025, and December 31, 2024, respectively, no amounts were drawn under the Credit Agreement. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of June 30, 2025, we had letters of credit outstanding of approximately $8.9 million under the facility and available borrowing of $291.1 million. Refer to Note 13 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details related to our Credit Agreement and outstanding letters of credit.
As of June 30, 2025, we have an aggregate of $1.75 billion of Senior Notes outstanding. As of June 30, 2025, none of our subsidiaries guarantee the Senior Notes. Our non-guarantor subsidiaries accounted for approximately 14% of our total revenue for the six months ended June 30, 2025, and approximately 19% and 6% of our total consolidated assets and liabilities (excluding the effect of intercompany transactions), respectively, as of June 30, 2025. Refer to Note 10 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details related to our Senior Notes.
Furthermore, during the six months ended June 30, 2025, we sold 250,000 shares of our common stock under our ATM. We generated approximately $185.8 million in aggregate gross proceeds from sales under the ATM. We recorded aggregate net proceeds of $183.6 million in additional paid-in capital after deducting related expenses, including commissions to the sales agent and issuance costs of $2.2 million. Refer to Note 12 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details related to our ATM.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,		Dollar Change
	2025	2024
Operating activities	$(65,910)	$66,825	$(132,735)
Investing activities	(1,088,749)	(91,905)	(996,844)
Financing activities	1,308,861	(4,895)	1,313,756
Effect of exchange rate changes on cash and cash equivalents	6,497	(2,086)	8,583
Net increase (decrease) in cash and cash equivalents and restricted cash	$160,699	$(32,061)	$192,760
Operating activities
Net cash provided by (used in) operating activities was $(65.9) million for the first six months of 2025, compared to $66.8 million for the six months ended June 30, 2024. The $(132.7) million change is due to the following (in thousands):

	Six Months Ended June 30,		Dollar Change
	2025	2024
Net income	$124,097	$174,825	$(50,728)
Stock-based compensation	279,483	149,936	129,547
Fair value adjustments on strategic investments and marketable securities, net	(111,754)	(147,699)	35,945
Deferred income taxes	(70,065)	(7,755)	(62,310)
Debt inducement expense	28,666	—	28,666
Inventory and accounts payable	(26,923)	(60,491)	33,568
Receivables and contract assets	(212,833)	(77,092)	(135,741)
Deferred revenue	(51,143)	(8,499)	(42,644)
Other, net	(25,438)	43,600	(69,038)
Net cash provided by (used in) operating activities	$(65,910)	$66,825	$(132,735)
Net cash provided by operating activities for the six months ended June 30, 2025 consisted of net income of $124.1 million, a net add-back of non-cash income statement items of $188.5 million and a $378.5 million net change in operating assets and liabilities. Primary drivers of the non-cash items include stock-based compensation expense for employee equity programs, debt inducement expense related to the induced conversion for our 2027 Notes, fair value adjustments for the net realized and unrealized gains and losses on our strategic investments and marketable securities, and deferred income taxes. The realized and unrealized gains on our strategic investments and related warrants were primarily related to an observable price change and subsequent sale of one of our strategic investments. The change in receivables and contract assets was primarily due to increased sales, as well as the timing of invoicing and cash collections. The change in inventory and accounts payable was primarily due to advanced raw material purchases for Axon Body 4 and TASER 10 CEDs to support future sales. The change in deferred income taxes was primarily driven by a reduction in unrealized investment gains and the realization of previously unrealized investment gains. The change in other, net is primarily driven by supplier prepayments, receivables for income tax and interest in connection with our Senior Notes.

Investing activities
Net cash used in investing activities was $1.1 billion for the six months ended June 30, 2025 compared to $91.9 million for the six months ended June 30, 2024. The net investing cash outflow is primarily driven by $1.8 billion of investment purchases, including $1.5 billion for short-term investments and $244.3 million for strategic investments, and $47.8 million for purchases of property and equipment. The cash outflow was partially offset by $416.0 million of proceeds from calls, maturities and sales of available-for-sale investments and $340.7 million of proceeds from the sale of strategic investments. The increase in net cash outflow compared to prior period is primarily driven by greater available-for-sale and strategic investment activity in the current period, partially offset by the decrease in cash paid for business acquisitions.
Financing activities
Net cash provided by financing activities was $1.3 billion for the six months ended June 30, 2025 compared to cash used by financing activities of $4.9 million for the six months ended June 30, 2024. The financing cash inflow was partially driven by gross proceeds of $1.8 billion from the Senior Notes issuance and net proceeds of $184 million from our ATM equity offering program. The proceeds were partially offset by $407.5 million of principal payments related to the induced conversion for our 2027 Notes, $24.7 million of transaction costs related to the induced conversion, debt issuance, and revolver modifications, and payments totaling $192.8 million for income and payroll taxes on behalf of employees who net-settled stock awards during the period. The increase in income and payroll tax payments in the period is largely driven by the vesting of Tranche 1 of the 2024 Employee XSP program vesting.

Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operation is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. While we do not believe that a change in these estimates is reasonably likely, there can be no assurance that our actual results will not differ from these estimates.
Our critical accounting estimates are discussed in our amended 2024 Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024. There have been no significant changes to these critical accounting estimates for the six months ended June 30, 2025. Refer to Note 1 in Part I, Item 1 of this Quarterly Report on Form 10-Q for any additional details regarding our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “available-for-sale”. To quantify our interest rate risk exposure, we perform a sensitivity analysis based on hypothetical changes in interest rates. Based on investment positions as of June 30, 2025, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $1.9 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
Additionally, we have access to a $300.0 million line of credit borrowing facility which bears interest at SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net leverage ratio and consolidated interest coverage ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $8.9 million at June 30, 2025. At June 30, 2025, there was no amount outstanding under the line of credit, and the available borrowing under the line of credit was $291.1 million. We have not borrowed any funds under the line of credit since its inception; however, should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to a material weakness in our internal control over financial reporting related to revenue recognition as disclosed in Part II, Item 9A of our amended 2024 Annual Report on Form 10-K/A for the year ended December 31, 2024.

Remediation Efforts to Address the Material Weakness Related to Revenue Recognition
With respect to this material weakness, management, under the oversight of the Audit Committee, continues to execute the remediation plan as disclosed in Part II, Item 9A of our amended 2024 Annual Report on Form 10-K/A, which includes designing and implementing control activities to ensure there is the appropriate periodic assessment of its revenue accounting policies, and that updates to the polices are made to reflect changes in product offerings or terms and conditions of the arrangements with customers; and designing and implementing additional monitoring controls for its existing and new revenue streams. While we have taken steps to implement our remediation plans, the material weakness cannot be considered remediated until the necessary controls have been designed and implemented and the controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.
Remediation of Previously Identified Material Weakness Related to the 2027 Notes
We disclosed in Part II, Item 9A of our amended 2024 Annual Report on Form 10-K/A that we had identified a material weakness in internal control over financial reporting related to the presentation of the 2027 Notes between current and long-term liabilities.
In response to the material weakness, we designed and implemented control activities to periodically monitor the satisfaction of contingent conversion provisions within the Indenture governing the 2027 Notes, as well as other relevant provisions associated with new debt arrangements entered into, to ensure they are evaluated at each balance sheet date and that any triggered provisions are appropriately assessed to ensure they are accurately accounted for and disclosed. During the second quarter of 2025, we completed the testing of these control activities and determined they have been appropriately designed and operated effectively for a sufficient period of time to conclude that the previously identified material weakness has been remediated as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We are highly dependent on the services of our executive officers, including Patrick Smith, our Chief Executive Officer. Our failure to retain executive officers could adversely impact our business.
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
We are highly dependent on the services of our executive officers, including Patrick Smith, our Chief Executive Officer. Our failure to retain executive officers could adversely impact our business.
Our future success depends upon our ability to retain executive officers, including Patrick Smith, and any failure to do so could adversely impact our new product development, business prospects, operating results and financial condition.

Among other qualifications, Patrick Smith is the founder of Axon and brings extensive executive leadership experience in the technology industry, including the management of worldwide operations, sales, service and support as well as technology innovation as an inventor listed on over 50 U.S. patents. Mr. Smith has been instrumental in building the public safety operating system of the future by integrating a suite of hardware devices and cloud-based software solutions that lead to modern policing and help save lives. From the early days of founding the organization to today as a market leader, Mr. Smith’s expertise has brought forth entirely new product categories, including the less-than-lethal TASER de-escalation platform, body cameras and cloud software that modernize public safety.
The loss of any of our senior management, including Patrick Smith, could interrupt our ability to execute our business plan, as such individuals may be difficult to replace.
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
If significant tariffs or other restrictions continue to be placed on foreign imports by the United States, our sales and results of operations may be harmed. Recently, the U.S. government has indicated its intent to modify U.S. trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also imposed or has indicated its intent to impose increased tariffs on foreign imports into the United States, particularly from China, Mexico, and Canada. Such tariffs could have a significant impact on our business, particularly the importation of products used in our business that are manufactured outside the United States, which have resulted and could in the future result in our products exported from the United States being subject to retaliatory tariffs imposed by other countries. We also source certain raw materials from foreign countries, as do some of our suppliers. The implementation of tariffs and trade restrictions as well as changes in trade policies between the United States and such foreign countries could lead to increases in our supply costs and make it more difficult to obtain suppliers and may have an adverse effect on our supply chain from a cost and sourcing perspective. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. Finally, tariffs and international trade arrangements may continue to change, potentially without warning and to an extent that is difficult to predict. Changing tariff rates and shifting trade regulations may create significant uncertainty for vendors, consumers, and us; may increase our merchandise costs; negatively impact consumer demand for our products and services; or otherwise negatively impact our operating results. We may not be able to forecast such impacts accurately. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. Increased tariffs or trade restrictions implemented by the United States could have a material adverse effect on our business prospects, operating results and financial condition.
Material adverse developments in domestic and global economic conditions, or the occurrence of other sufficiently disruptive world events, could materially adversely affect our revenue and results of operations.
Global economic uncertainty continues to pose risks to our business, driven by factors such as ongoing conflicts in the Middle East and Ukraine, the volatility of interest rates, high inflation, changes in U.S. immigration policy, an actual recession or fears of a recession, trade policies and tariffs, and geopolitical tensions. Our inability to offset price inflation in our materials, components, shipping or labor through increased prices to customers with long-term fixed-price contracts and formula-based or long-term fixed-price contracts with suppliers could adversely affect our business prospects, operating results and financial condition. Global supply chain and labor market challenges could also negatively affect our and our suppliers’ performance. Interest rate increases have also created financial market volatility and could further negatively impact financial markets, lead to an economic downturn or recession, or have an adverse effect on our financial results. Economic slowdowns can also negatively impact municipal and state tax collections and put pressure on law enforcement budgets, which may increase the risk that our customers will be unable to appropriate funds for existing or future contracts with us. In addition, geopolitical risks could affect our customers’ budgets and policies. These and other factors may adversely affect customer demand and ability to pay, cause decrease in sales, and negatively impact the realizability of our accounts and notes receivable and contract assets.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we continually undertake steps to improve our internal control over financial reporting as our business changes, we may not be successful in making the improvements and changes necessary to be able to identify and remediate control deficiencies or material weaknesses on a timely basis. We are actively working to remediate the previously disclosed material weakness related to revenue recognition, as further described in Item 4 of this Quarterly Report on Form 10-Q. We have successfully remediated the previously identified material weakness related to our convertible debt arrangement as of June 30, 2025. Refer to Item 4 of this Quarterly Report on Form 10-Q for additional details. If we cannot successfully remediate identified control deficiencies, including any current or future material weaknesses in our internal control over financial reporting: the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we could face difficulty forecasting our financial results accurately, impacting decision-making by investors and analysts; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments’ covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults under our debt instruments; and our common stock price may decline.

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

We are subject to changing rules and regulations promulgated by several governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and the FASB. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, certain regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures, while other ESG-related practices have also been increasingly subject to political controversy in the United States. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time-consuming and is subject to evolving reporting standards, including the UK Modern Slavery Act and the European Union’s Corporate Sustainability Reporting Directive.

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

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Chancery Court of the State of Delaware will be, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or shareholders; (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or of our certificate of incorporation or our bylaws; or (iv) any action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine. In addition, our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any claim arising under the Securities Act. The exclusive forum provision in our bylaws does not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.
The choice of forum provision may increase costs to bring a claim, discourage claims or limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Axon or Axon’s directors, officers or other employees, which may discourage such lawsuits against Axon or Axon’s directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
The table below describes the contracts, instructions or written plans for the purchase or sale of securities adopted or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended June 30, 2025, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Action	Date of Adoption or Termination	Expiration Date	Aggregate Number of Securities to be Sold
Patrick Smith, Chief Executive Officer	Termination (1)	May 12, 2025	October 20, 2028	150,000
Joshua Isner, President (2)	Adoption	August 21, 2024	December 31, 2025	33,393	(3)
Patrick Smith, Chief Executive Officer	Adoption	May 12, 2025	August 10, 2027	240,000
Brittany Bagley, Chief Operating Officer and Chief Financial Officer	Adoption	June 16, 2025	December 31, 2025	10,000	(3)
(1)Trading arrangement was originally adopted on December 15, 2024.
(2)This rule 10b5-1 trading arrangement was inadvertently omitted from Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended September 30, 2024.
(3)Reflects the maximum number of shares to be sold, excluding the effect of shares withheld for taxes.
No other Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into, modified, or terminated by our directors or officers during such period.
Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed August 9, 2022)
3.2	Bylaws, as amended and restated (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed December 21, 2023)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL

_______________________________________________________
+Management contract or compensatory plan or arrangement
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	August 4, 2025
		By:	/s/ PATRICK SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2025	By:	/s/ BRITTANY BAGLEY
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)