Form 10-Q
period 2025-09-30
AXON ENTERPRISE, INC.
filed 2025-11-05
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2025 was 78,910,466.

AXON ENTERPRISE, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AXON ENTERPRISE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,423,871	$454,844
Short-term investments	952,786	333,235
Marketable securities	68,179	198,270
Accounts and notes receivable, net of allowance of $3,237 and $3,322 as of September 30, 2025 and December 31, 2024, respectively	700,742	547,572
Contract assets, net	537,198	367,929
Inventory	317,513	265,316
Prepaid expenses and other current assets	216,447	130,315
Total current assets	4,216,736	2,297,481
Property and equipment, net	283,208	247,324
Deferred tax assets, net	344,803	304,282
Intangible assets, net	159,048	175,157
Goodwill	773,386	756,838
Long-term notes receivable, net	2,893	3,460
Long-term contract assets, net	163,956	119,876
Strategic investments	386,947	332,550
Other long-term assets	326,388	237,620
Total assets	$6,657,365	$4,474,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,995	$71,955
Accrued liabilities	293,344	279,193
Current portion of deferred revenue	639,087	612,955
Current portion of notes payable, net	279,560	680,289
Customer deposits	15,045	20,626
Other current liabilities	7,699	12,857
Total current liabilities	1,349,730	1,677,875
Deferred revenue, net of current portion	364,519	360,685
Liability for unrecognized tax benefits	22,354	25,007
Long-term deferred compensation	22,675	15,877
Long-term lease liabilities	90,209	41,383
Long-term notes payable, net	1,729,366	—
Other long-term liabilities	50,762	26,096
Total liabilities	3,629,615	2,146,923
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized, 99,111,447 shares issued and 78,891,165 shares outstanding as of September 30, 2025, and 200,000,000 shares authorized, 96,839,558 shares issued and 76,619,331 shares outstanding as of December 31, 2024	1	1
Additional paid-in capital	2,262,306	1,689,781
Treasury stock at cost, 20,220,282 shares and 20,220,227 shares as of September 30, 2025 and December 31, 2024, respectively	(155,952)	(155,947)
Retained earnings	933,925	812,014
Accumulated other comprehensive loss	(12,530)	(18,184)
Total stockholders’ equity	3,027,750	2,327,665
Total liabilities and stockholders’ equity	$6,657,365	$4,474,588
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales from products	$405,399	$327,900	$1,122,655	$891,087
Net sales from services	305,242	216,374	860,157	616,294
Net sales	710,641	544,274	1,982,812	1,507,381
Cost of product sales	203,173	156,167	566,861	450,954
Cost of service sales	80,120	57,360	219,121	160,896
Cost of sales	283,293	213,527	785,982	611,850
Gross margin	427,348	330,747	1,196,830	895,531
Operating expenses:
Selling, general and administrative	252,803	192,189	718,524	514,228
Research and development	176,674	114,477	490,264	307,008
Total operating expenses	429,477	306,666	1,208,788	821,236
Income (loss) from operations	(2,129)	24,081	(11,958)	74,295
Interest income	23,941	12,624	57,798	36,407
Interest expense	(28,912)	(1,646)	(65,419)	(5,273)
Other income, net	22,803	44,510	104,790	191,510
Income before provision for income taxes	15,703	79,569	85,211	296,939
Provision for (benefit from) income taxes	17,889	12,544	(36,700)	55,089
Net income (loss)	$(2,186)	$67,025	$121,911	$241,850
Net income (loss) per common and common equivalent shares:
Basic	$(0.03)	$0.89	$1.57	$3.20
Diluted	$(0.03)	$0.86	$1.48	$3.12
Weighted average number of common and common equivalent shares outstanding:
Basic	78,416	75,697	77,774	75,543
Diluted	78,416	78,080	82,218	77,614
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income (loss)	$(2,186)	$67,025	$121,911	$241,850
Foreign currency translation adjustments	(25)	4,640	5,492	1,112
Unrealized gain on available-for-sale investments	213	434	162	447
Comprehensive income (loss)	$(1,998)	$72,099	$127,565	$243,409
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2024	76,619,331	$1	$1,689,781	20,220,227	$(155,947)	$812,014	$(18,184)	$2,327,665
Issuance of common stock under employee plans, net	190,558	—	(5,035)	—	—	—	—	(5,035)
Stock-based compensation	—	—	140,239	—	—	—	—	140,239
Induced conversion of convertible debt	1,038,259	—	20,819	—	—	—	—	20,819
Tax effect of partial repurchase of convertible debt	—	—	(16,049)	—	—	—	—	(16,049)
Net income	—	—	—	—	—	87,980	—	87,980
Other comprehensive income, net	—	—	—	—	—	—	234	234
Balance, March 31, 2025	77,848,148	$1	$1,829,755	20,220,227	$(155,947)	$899,994	$(17,950)	$2,555,853
Issuance of common stock	250,000	—	183,643	—	—	—	—	183,643
Issuance of common stock under employee plans, net	404,893	—	(187,800)	—	—	—	—	(187,800)
Stock-based compensation	—	—	139,244	—	—	—	—	139,244
Tax effect of partial repurchase of convertible debt	—	—	111	—	—	—	—	111
Net income	—	—	—	—	—	36,117	—	36,117
Other comprehensive income, net	—	—	—	—	—	—	5,232	5,232
Balance, June 30, 2025	78,503,041	$1	$1,964,953	20,220,227	$(155,947)	$936,111	$(12,718)	$2,732,400
Issuance of common stock	213,088	—	178,498	—	—	—	—	178,498
Issuance of common stock under employee plans, net	175,033	—	(27,305)	—	—	—	—	(27,305)
Stock-based compensation	—	—	146,152	—	—	—	—	146,152
Conversion of convertible debt and shares received from convertible note hedge, net	3	—	8	55	(5)	—	—	3
Net loss	—	—	—	—	—	(2,186)	—	(2,186)
Other comprehensive income, net	—	—	—	—	—	—	188	188
Balance, September 30, 2025	78,891,165	$1	$2,262,306	20,220,282	$(155,952)	$933,925	$(12,530)	$3,027,750

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2023	75,301,424	$1	$1,347,410	20,220,227	$(155,947)	$434,980	$(10,679)	$1,615,765
Issuance of common stock under employee plans, net	164,747	—	(2,710)	—	—	—	—	(2,710)
Stock-based compensation	—	—	75,115	—	—	—	—	75,115
Issuance of replacement awards in connection with acquisitions	—	—	1,265	—	—	—	—	1,265
Net income	—	—	—	—	—	133,352		133,352
Other comprehensive loss, net	—	—	—	—	—	—	(907)	(907)
Balance, March 31, 2024	75,466,171	$1	$1,421,080	20,220,227	$(155,947)	$568,332	$(11,586)	$1,821,880
Issuance of common stock under employee plans, net	107,043	—	(2,185)	—	—	—	—	(2,185)
Stock-based compensation	—	—	74,821	—	—	—	—	74,821
Net income	—	—	—	—	—	41,473	—	41,473
Other comprehensive loss, net	—	—	—	—	—	—	(2,608)	(2,608)
Balance, June 30, 2024	75,573,214	$1	$1,493,716	20,220,227	$(155,947)	$609,805	$(14,194)	$1,933,381
Issuance of common stock under employee plans, net	160,847	—	(17,430)	—	—	—	—	(17,430)
Stock options exercised	350,118	—	10,006	—	—	—	—	10,006
Stock-based compensation	—	—	101,780	—	—	—	—	101,780
Net income	—	—	—	—	—	67,025	—	67,025
Other comprehensive income, net	—	—	—	—	—	—	5,074	5,074
Balance, September 30, 2024	76,084,179	$1	$1,588,072	20,220,227	$(155,947)	$676,830	$(9,120)	$2,099,836

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$121,911	$241,850
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	425,635	251,716
Gain on strategic investments and marketable securities, net	(134,647)	(192,158)
Debt inducement expense	28,584	—
Depreciation and amortization	56,216	30,745
Provision for bad debts and inventory	8,828	13,824
Deferred income taxes	(53,696)	(27,061)
Other noncash items	15,930	13,183
Change in assets and liabilities:
Receivables and contract assets	(366,053)	(226,759)
Inventory	(58,177)	(11,629)
Deferred revenue	21,556	56,720
Accounts payable, accrued and other liabilities	44,730	10,243
Prepaid expenses and other assets	(116,713)	(2,528)
Net cash provided by (used in) operating activities	(5,896)	158,146
Cash flows from investing activities:
Purchases of investments	(2,045,738)	(615,414)
Business combinations, net of cash acquired	(22,809)	(237,796)
Proceeds from call, maturity, and sale of investments	1,644,556	858,326
Purchases of property and equipment	(74,450)	(53,984)
Other, net	(49)	34
Net cash used in investing activities	(498,490)	(48,834)
Cash flows from financing activities:
Net proceeds from equity offering	362,241	—
Proceeds from issuance of notes	1,750,000	—
Proceeds from options exercised	—	9,717
Principal payments for conversion of convertible debt	(407,472)	—
Payments to third-parties for debt issuance, amendment and repurchase activity	(26,888)	—
Income and payroll tax payments for net-settled stock awards	(209,631)	(22,325)
Other, net	(226)	—
Net cash provided by (used in) financing activities	1,468,024	(12,608)
Effect of exchange rate changes on cash and cash equivalents	5,741	75
Net increase (decrease) in cash and cash equivalents	969,379	96,779
Cash and cash equivalents and restricted cash, beginning of period	466,763	600,670
Cash and cash equivalents and restricted cash, end of period	$1,436,142	$697,449

Supplemental disclosures:
Cash and cash equivalents	$1,423,871	$695,144
Restricted cash (Note 1)	12,271	2,305
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$1,436,142	$697,449

Cash paid for interest	$56,468	$1,725
Cash paid for income taxes, net of refunds	$51,608	$60,670

Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$51,780	$11,728
Expense for induced conversion of convertible debt, debt offering and revolver modification	$31,570	$—
Taxes withheld on stock-based awards included in accrued expenses	$10,510	$—
Property and equipment purchases in accounts payable and accrued liabilities	$3,432	$10,214
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
Basis of Presentation and Use of Estimates
These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited consolidated financial statements are consistent with those followed in our consolidated financial statements for the year ended December 31, 2024, as filed on our amended 2024 Annual Report on Form 10-K/A. In the opinion of management, these unaudited consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the financial statements included in our amended 2024 Annual Report on Form 10-K/A for the year ended December 31, 2024. Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to current period presentation.
Our results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year (or any other period). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. We believe the estimates used in the preparation of these unaudited consolidated financial statements are reasonable; however, actual results could differ materially from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of accounts and notes receivable, contract assets and cash. Historically, we have experienced an immaterial level of write-offs related to uncollectible accounts.
We hold the majority of our cash and cash equivalents accounts at three depository institutions. As of September 30, 2025, the aggregate balances in such accounts were $1.3 billion. Our balances with these and other institutions regularly exceed Federal Deposit Insurance Corporation insured limits for domestic deposits and various deposit insurance programs in countries such as Australia, Belgium, Canada, Finland, France, Germany, Greece, India, Italy, the Netherlands, Spain, the United Kingdom and Vietnam. To manage the related credit exposure, management continually monitors the creditworthiness of the financial institutions where we have deposits.
Major Customers / Suppliers
For the three and nine months ended September 30, 2025 and 2024, no customer represented more than 10% of total net sales. At September 30, 2025 and December 31, 2024, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets. For additional details, refer to Note 2.
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

Segment Information
As previously disclosed within our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, we realigned our business into two reportable segments, Connected Devices and Software and Services (the “Segment Realignment”). As a result of the Segment Realignment, we have recast our segment and other relevant disclosures for the three and nine months ended September 30, 2024 to conform to the new presentation.
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
Geographic Information
Most of our sales to international customers are transacted in foreign currencies and are attributed to each country based on the shipping address of the distributor or customer. For the three and nine months ended September 30, 2025 and 2024, no individual country outside the United States represented more than 10% of total net sales. Substantially all of our assets are located in the United States. For additional details, refer to Note 2.
Most of our long-lived assets, including property, plant and equipment and right-of-use lease assets are located within the United States. International long-lived assets are immaterial. Additionally, the majority of our revenues are generated within the United States.
Restricted Cash
Restricted cash balances were $12.3 million and $11.9 million as of September 30, 2025 and December 31, 2024, respectively. This balance is primarily attributable to a $9.7 million payment held in escrow related to the potential construction of our headquarters building in Scottsdale, Arizona. Restricted cash also includes funds held in international bank accounts for various operating and financing activities. As of September 30, 2025, approximately $12.2 million was included in prepaid expenses and other current assets on our consolidated balance sheets, with the remainder in other long-term assets.

Warranty Reserves
We warranty our conducted energy devices (“CEDs”), Axon cameras and other hardware on a limited basis for a period of primarily one year after purchase. Changes in our estimated product warranty liabilities were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Balance, beginning of period	$8,284	$7,374
Utilization of reserve	(6,757)	(5,007)
Warranty expense	9,378	4,860
Balance, end of period	$10,905	$7,227
Income (Loss) per Common Share
Basic income per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution from outstanding stock-based awards, our 2027 Notes, and warrants to acquire shares of our common stock (the “Warrants” or “2027 Warrants”). The effects of outstanding stock-based awards, our 2027 Notes, and our 2027 Warrants are excluded from the computation of diluted net income (loss) per share in periods in which the effect would be antidilutive. For additional information regarding our 2027 Notes and 2027 Warrants, refer to Note 10.
The calculation of the weighted average number of shares outstanding and earnings per share is as follows (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share:
Net income (loss)	$(2,186)	$67,025	$121,911	$241,850

Denominator:
Weighted average shares outstanding	78,416	75,697	77,774	75,543
Dilutive effect of stock-based awards	—	1,317	1,846	1,298
Dilutive effect of 2027 Notes (1)	—	1,015	1,092	773
Dilutive effect of 2027 Warrants	—	51	1,506	—
Diluted weighted average shares outstanding	78,416	78,080	82,218	77,614

Net income (loss) per common share:
Basic	$(0.03)	$0.89	$1.57	$3.20
Diluted	$(0.03)	$0.86	$1.48	$3.12

(1)For the nine months ended September 30, 2025, the impact of the early repurchase of a portion of the 2027 Notes is weighted based upon the number of days in each corresponding period of time for (a) the period between January 1, 2025 and the closing date of the repurchase, which includes the total amount of shares issuable upon a conversion of all of the 2027 Notes; and (b) subsequent to the closing date of the repurchase through September 30, 2025, which includes the amount of shares issuable upon a conversion of the 2027 Notes that remain outstanding after the early repurchase. Refer to Note 10 for additional details.
Potentially dilutive securities that are not included in the calculation of diluted net income (loss) per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based awards	5,138	4,574	3,299	4,620
2027 Notes	1,235	2,002	401	2,244
2027 Warrants	3,017	2,966	1,511	3,017
Total potentially dilutive securities	9,390	9,542	5,211	9,881
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
Accounting Guidance and Disclosure Rules - Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring (1) consistent categories and additional disaggregation of information in the effective tax rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. We plan to adopt ASU 2023-09 on a prospective basis for our Annual Report on Form 10-K for the year ending December 31, 2025. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
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
In July 2025, the FASB issued ASU 2025‑05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025‑05 is intended to provide a practical expedient for estimating expected credit losses on current trade receivables and current contract assets. The provisions of ASU 2025‑05 are effective for annual periods beginning after December 15, 2025, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025‑06 Intangibles - Goodwill and Other - Internal‑Use Software (Sub-topic 350-40): Targeted Improvements to the Accounting for Internal‑Use Software. ASU 2025‑06 is intended to modernize the internal‑use software model primarily by removing software development stages and introducing a “probable-to-complete recognition threshold”. The provisions of ASU 2025‑06 are effective for annual periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the guidance prospectively, retrospectively, or using a modified prospective approach. We are currently evaluating the impact of this update on our consolidated financial statements.

Note 2 - Revenues
Nature of Products and Services
The following tables present our revenues by primary product and service offering and reportable segment (in thousands). All periods presented reflect the impact of the Segment Realignment discussed in Note 1.

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
TASER (1)	$237,950	$—	$237,950	$203,612	$—	$203,612
Personal Sensors (2)	106,677	—	106,677	88,660	—	88,660
Platform Solutions (3)	60,772	—	60,772	35,628	—	35,628
Software and Services	—	305,242	305,242	—	216,374	216,374
Total	$405,399	$305,242	$710,641	$327,900	$216,374	$544,274

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
TASER (1)	$649,679	$—	$649,679	$549,759	$—	$549,759
Personal Sensors (2)	287,901	—	287,901	231,773	—	231,773
Platform Solutions (3)	185,075	—	185,075	109,555	—	109,555
Software and Services	—	860,157	860,157	—	616,294	616,294
Total	$1,122,655	$860,157	1,982,812	$891,087	$616,294	$1,507,381
(1)'TASER' includes TASER handles, cartridges and related extended warranties.
(2)'Personal Sensors' primarily includes body cameras and accessories, signal sidearm, and related extended warranties.
(3)'Platform Solutions' primarily includes interview room, fleet in-car video, fixed cameras, drones and counter-drone equipment, virtual reality training hardware, and related extended warranties.
The following table presents our revenues disaggregated by geography (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
United States	$593,939	84%	$482,596	89%	$1,660,695	84%	$1,298,775	86%
Other countries	116,702	16	61,678	11	322,117	16	208,606	14
Total	$710,641	100%	$544,274	100%	$1,982,812	100%	$1,507,381	100%

Contract Balances
The following table presents our contract assets, contract liabilities and certain information related to these balances as of and for the nine months ended September 30, 2025 and year ended December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Contract assets, net	$701,154	$487,805
Contract liabilities (deferred revenue)	1,003,606	973,640

During the nine months ended September 30, 2025 and 2024, we recognized revenue of $590.3 million and $432.4 million, respectively, from the beginning contract liabilities balance as of December 31, 2024 and 2023, respectively.
Remaining Performance Obligations
As of September 30, 2025, we had approximately $8.1 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC 606 as of September 30, 2025. We currently expect to recognize approximately 20% - 25% of this balance over the next 12 months, and expect the remainder to be recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.
Note 3 - Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents, marketable securities and available-for-sale debt investments at September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities	Short-Term Investments
Cash	$878,921	$—	$—	$878,921	$878,921	$—	$—

Level 1:
Money market funds	334,128	—	—	334,128	334,128	—	—
U.S. Treasury bills	213,516	69	—	213,585	151,483	—	62,102
Marketable securities	36,794	31,385	—	68,179	—	68,179	—
Agency bonds	25,911	4	—	25,915	—	—	25,915
U.S. Government bonds	6,485	—	—	6,485	—	—	6,485
Subtotal	616,834	31,458	—	648,292	485,611	68,179	94,502
Level 2:
Term deposits	749,618	—	—	749,618	59,339	—	690,279
Corporate bonds	125,936	68	(7)	125,997	—	—	125,997
Commercial paper	40,507	—	—	40,507	—	—	40,507
Certificates of deposit	1,500	1	—	1,501	—	—	1,501
Subtotal	917,561	69	(7)	917,623	59,339	—	858,284
Total	$2,413,316	$31,527	$(7)	$2,444,836	$1,423,871	$68,179	$952,786
During the three and nine months ended September 30, 2025, proceeds from the sale of available-for-sale securities were $24.0 million. As of September 30, 2025, we had $191.0 million of available-for-sale debt investments with unrealized losses, of which none have been in a continuous unrealized loss position for 12 months or longer. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.
Acquired common stock is recorded as marketable securities in the consolidated balance sheets and its fair value is adjusted every reporting period. Changes in fair value are recorded in the consolidated statements of operations and comprehensive income (loss) as unrealized gain (or loss) on marketable securities, which is included in other income, net. During the three and nine months ended September 30, 2025, net proceeds from the sales of marketable securities were $84.1 million, representing a $30.9 million net realized gain from the time of purchase. During the three and nine months ended September 30, 2025, net losses of $1.0 million and $33.1 million were recognized for securities sold in the period, respectively, within other income, net in the consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2025, we recorded an unrealized gain of $9.3 million and an unrealized loss of $12.9 million on marketable securities still held as of the reporting date, respectively. We recorded an unrealized gain on marketable securities of $44.0 million and $73.6 million, respectively, for the same periods in the prior year.

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

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	United States	Other countries	Total	United States	Other countries	Total
Balance, beginning of period	$5,506	$1,112	$6,618	$4,961	$791	$5,752
Provision for expected credit losses	628	207	835	615	(34)	581
Amounts written off charged against the allowance	(770)	(71)	(841)	(301)	(13)	(314)
Other, including foreign currency translation	—	—	—	—	(1)	(1)
Balance, end of period	$5,364	$1,248	$6,612	$5,275	$743	$6,018

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	United States	Other countries	Total	United States	Other countries	Total
Balance, beginning of period	$4,785	$824	$5,609	$3,369	$597	$3,966
Provision for expected credit losses	4,564	682	5,246	2,606	216	2,822
Amounts written off charged against the allowance	(3,985)	(258)	(4,243)	(700)	(84)	(784)
Other, including foreign currency translation	—		—	—	14	14
Balance, end of period	$5,364	$1,248	$6,612	$5,275	$743	$6,018

As of September 30, 2025 and December 31, 2024, the allowance for expected credit losses for each type of customer receivable were as follows (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable and notes receivable, current	$3,237	$3,322
Contract assets, net	3,327	2,239
Long-term notes receivable, net of current portion	48	48
Total allowance for expected credit losses on customer receivables	$6,612	$5,609
Note 5 - Inventory
Inventory consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$129,703	$86,840
Work-in-process	7,861	6,230
Finished goods	179,949	172,246
Total inventory	$317,513	$265,316
Note 6 – Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 were as follows (in thousands):

	Connected Devices	Software and Services	Total
Balance, beginning of period (1)	$46,674	$710,164	$756,838
Goodwill acquired	4,733	15,517	20,250
Purchase accounting adjustments	(446)	(7,082)	(7,528)
Foreign currency translation adjustments	281	3,545	3,826
Balance, end of period	$51,242	$722,144	$773,386
(1)Due to the Segment Realignment, the beginning goodwill balances have been recast to conform to the new segment presentation. Refer to Note 1 for additional details.

Intangible assets (other than goodwill) consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

		September 30, 2025			December 31, 2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable (definite-lived) intangible assets:
Developed technology	3 ‑ 8 years	$136,972	$(36,884)	$100,088	$118,322	$(21,337)	$96,985
Customer relationships	5 ‑ 10 years	34,027	(7,663)	26,364	33,223	(4,716)	28,507
Issued trademarks	3 ‑ 23 years	6,704	(3,221)	3,483	6,706	(1,784)	4,922
Issued patents	8 ‑ 26 years	2,990	(1,552)	1,438	2,931	(1,470)	1,461
Domain names	5 ‑ 10 years	3,043	(2,662)	381	3,043	(2,433)	610
Total amortizable		183,736	(51,982)	131,754	164,225	(31,740)	132,485
Non-amortizable (indefinite-lived) intangible assets:
In-process research and development (1)		25,750	—	25,750	41,000	—	41,000
Trademarks		1,068	—	1,068	1,068	—	1,068
Patents and trademarks pending		476	—	476	604	—	604
Total non-amortizable		27,294	—	27,294	42,672	—	42,672
Total intangible assets		$211,030	$(51,982)	$159,048	$206,897	$(31,740)	$175,157
(1)Consists of in-process research and development costs pertaining to the acquisition of Dedrone Holdings, Inc. (“Dedrone”). During the nine months ended September 30, 2025, approximately $15.3 million has been placed into service.
Amortization expense of intangible assets for the three and nine months ended September 30, 2025 was $6.9 million and $20.2 million, respectively. Amortization expense of intangible assets for the three and nine months ended September 30, 2024 was $3.8 million and $10.7 million, respectively. Estimated amortization for intangible assets with definite lives for the remaining three months of 2025, the next five years ended December 31, and thereafter, is as follows (in thousands):

2025 remaining	$7,048
2026	28,179
2027	26,946
2028	24,714
2029	22,366
2030	13,377
Thereafter	9,124
Total	$131,754
Note 7 - Strategic Investments
Strategic investments include equity and debt investments in a number of non-public technology driven companies. We generally account for strategic equity investments under the ASC 321 measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for the equity investments. The equity investments are measured at cost less impairment, adjusted for observable price changes and are assessed for impairment whenever events or changes in circumstances indicate that the fair value may be less than its carrying value. For the debt security strategic investments, we have elected to account for these investments and the associated embedded derivatives utilizing the fair value option. Unrealized and realized changes in fair value for the entire hybrid instruments are recorded within other income, net in the consolidated statements of operations and comprehensive income (loss).

During the nine months ended September 30, 2025, we closed a series of transactions to acquire additional equity interests in an existing strategic investee for an aggregate amount of $215.1 million.

During the first quarter of 2025, we also recognized a gain of $167.4 million related to an observable price change of a separate existing strategic investee. Furthermore, we entered into a series of transactions to sell certain interests and recognized proceeds from the sales of $340.7 million for the nine months ended September 30, 2025. Previously unrealized gains of $320.8 million were realized from the collective sales, net of $1.3 million of transaction costs.

During the third quarter of 2025, a strategic investee completed a change-of-control transaction resulting in liquidation of the entity and distribution of consideration to its shareholders. In connection with the transaction, we received consideration of $36.9 million. We recognized a gain of $14.6 million from the sale, net of $0.1 million of transaction costs. Previously unrealized gains of $2.6 million were realized as a result of this sale.
The following table presents the carrying value of our strategic investments (in thousands) as of:

	September 30, 2025
	Strategic investments	Warrants	Call options	Total
Equity securities:
Non-marketable equity securities	$368,184	$6,617	$11,600	$386,401
Debt securities:
Non-marketable debt securities	546	—	—	546
Total strategic investments	$368,730	$6,617	$11,600	$386,947

	December 31, 2024
	Strategic investments	Warrants	Call options	Total
Equity securities:
Non-marketable equity securities	$319,598	$4,368	$—	$323,966
Debt securities:
Non-marketable debt securities	8,584	—	—	8,584
Total strategic investments	$328,182	$4,368	$—	$332,550
The life to date cumulative upward and downward adjustments to the carrying value of our strategic equity investments accounted for under the ASC 321 measurement alternative and still held as of September 30, 2025 were $10.4 million and $16.3 million, respectively.

The following tables summarize the gains and losses associated with our strategic investments during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	Strategic Investments	Warrants	Call options	Total	Strategic Investments	Warrants	Call options	Total
Realized gains recognized on strategic investments during the period, net	$17,157	$—	$—	$17,157	$—	$—	$—	$—
Reversal of prior period cumulative unrealized gains, net, for securities sold during the period	(2,585)	—	—	(2,585)	—	—	—	—
Unrealized gains on strategic investments still held at the reporting date (1)	46	—	—	46	449	—	—	449
Unrealized losses, including impairments, on strategic investments still held at the reporting date	—	—	—	—	—	—	—	—
Gains on strategic investments, net	$14,618	$—	$—	$14,618	$449	$—	$—	$449
(1)Includes unrealized gains of $0.5 million for the entire hybrid debt security strategic investment instrument of a strategic investee for the three months ended September 30, 2024.

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Strategic Investments	Warrants	Call options	Total	Strategic Investments	Warrants	Call options	Total
Realized gains (losses) recognized on strategic investments during the period, net (1)	$337,974	$—	$—	$337,974	$45,162	$—	$(2,849)	$42,313
Reversal of prior period cumulative unrealized gains, net, for securities sold during the period (1)	(161,820)	—	—	(161,820)	—	—	—	—
Unrealized gains on strategic investments still held at the reporting date (2)	6,536	—	—	6,536	75,370	855	—	76,225
Unrealized losses, including impairments, on strategic investments still held at the reporting date	(2,048)	—	—	(2,048)	—	—	—	—
Gains (losses) on strategic investments, net	$180,642	$—	$—	$180,642	$120,532	$855	$(2,849)	$118,538
(1)Includes realized gains and reversal of prior unrealized gains of $2.6 million and $1.1 million, respectively, for a hybrid debt security strategic investment instrument related to a strategic investee liquidation event for the nine months ended September 30, 2025.
(2)Includes unrealized gains of $0.6 million for the entire hybrid debt security strategic investment instrument of a strategic investee for the nine months ended September 30, 2024.
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
As of September 30, 2025 and December 31, 2024, the unconsolidated non-public VIEs in which we hold variable interests were as follows (in thousands):

	September 30, 2025	December 31, 2024
Carrying value of variable interest - assets (1)	$3,824	$25,171
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
We have provided financial support to the unconsolidated VIEs in exchange for investments in debt and equity securities as well as warrants or call options that give us the ability to commit additional capital over time. Financial support provided to the unconsolidated VIEs is used to continue to finance their operations.
Note 9 - Accrued Liabilities
Accrued liabilities consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Accrued commissions	$57,705	$88,237
Accrued bonus	56,183	59,780
Accrued salaries and benefits	34,881	25,233
Accrued income and other taxes	21,811	27,863
Accrued third-party product costs	21,708	6,728
Accrued cloud hosting fees	13,903	10,673
Accrued inventory in transit	12,690	13,101
Accrued warranty expense	10,905	8,284
Accrued consulting and IT fees	7,072	7,846
Accrued interest	5,222	134
Other accrued expenses	51,264	31,314
Total accrued liabilities	$293,344	$279,193

Note 10 – Notes Payable, Net
Notes payable, net, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
2030 Notes	$1,000,000	$—
2033 Notes	750,000	—
2027 Notes	282,528	690,000
Total principal	2,032,528	690,000
Unamortized debt issuance costs	(23,602)	(9,711)
Total carrying amount of notes payable, net	2,008,926	680,289
Less: current portion (1)	(279,560)	(680,289)
Long-term notes payable, net	$1,729,366	$—
(1)Pursuant to the terms of the 2027 Notes, as of September 30, 2025 and December 31, 2024, the last reported sale price per share of our common stock exceeded 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. Therefore, the 2027 Notes, net of unamortized debt issuance costs, were classified as current liabilities within the consolidated balance sheets as of September 30, 2025 and December 31, 2024.
2030 and 2033 Notes

In March 2025, we issued $1.0 billion aggregate principal amount of Senior Notes due 2030 (the “2030 Notes”) and $750.0 million aggregate principal amount of Senior Notes due 2033 (the “2033 Notes” and, together with the 2030 Notes, the “Senior Notes”) in a private offering. The 2030 Notes will mature on March 15, 2030 unless earlier redeemed or repurchased. Interest on the 2030 Notes accrues from March 11, 2025 and is payable semiannually in arrears on March 15 and September 15 of each year, commencing on September 15, 2025, at a rate of 6.125% per year. The 2033 Notes will mature on March 15, 2033 unless earlier redeemed or repurchased. Interest on the 2033 Notes accrues from March 11, 2025 and is payable semiannually in arrears on March 15 and September 15 of each year, commencing on September 15, 2025, at a rate of 6.250% per year. The total combined gross proceeds from the issuance of the Senior Notes, were $1.75 billion, and after deducting initial purchasers’ discounts and commissions and other debt issuance costs of approximately $22.4 million, the total combined net proceeds were approximately $1.73 billion. The effective interest rate for the 2030 Notes and 2033 Notes was 6.42% and 6.45%, respectively, including interest payable and amortization of debt issuance costs.
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

Year	Percentage
2028	103.125%
2029	101.563%
2030 and thereafter	100.000%

Interest expense related to the Senior Notes was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Contractual interest expense	$27,031	$60,069
Amortization of debt issuance costs	791	1,741
Total interest expense	$27,822	$61,810
2027 Notes
In December 2022, we issued $690.0 million aggregate principal amount of our Convertible Senior Notes due 2027 (the “2027 Notes”) in a private offering, of which the aggregate principal amount included the exercise in full of the initial purchasers’ option to purchase up to an additional $90.0 million principal amount. The 2027 Notes mature on December 15, 2027 and bear interest at a fixed rate of 0.50% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. The total combined gross proceeds from the issuance of the 2027 Notes were $690.0 million, and after deducting initial purchasers’ discounts and commissions and other debt issuance costs of $16.2 million, the total combined net proceeds were approximately $673.8 million. The effective interest rate for the 2027 Notes was 0.99% and included interest payable and amortization of debt issuance costs.

	Maturity Date	Initial Conversion Price per Share	Initial Conversion Rate per $1,000 Par Value	Initial Number of Shares (Prior to Repurchase)
2027 Notes	December 15, 2027	$228.73	4.3720 shares	3,016,680
The terms of the 2027 Notes require conversion into cash up to the principal amount, with conversion into common stock, cash, or a combination of cash and common stock, at our option, for any amount in excess of the principal. Any shares issued upon conversion are recorded in stockholders' equity. The 2027 Notes are convertible, in multiples of $1,000 principal amount, at the option of the holders prior to the close of business on the business day immediately preceding September 15, 2027 only under the following circumstances:

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
•if we call the 2027 Notes for redemption; or any time from, and including, September 15, 2027 until the close of business on the second scheduled trading day immediately before the maturity date
If we undergo a fundamental change (as defined in the indenture governing the 2027 Notes), holders may require us to repurchase for cash all or any portion of their 2027 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest, if any, up to but excluding the fundamental change repurchase date. In addition, following certain corporate events or if we issue a notice of redemption, it may increase the conversion rate for holders who elect to convert their 2027 Notes in connection with such corporate event or during the relevant redemption period.
On or after December 22, 2025, we may redeem for cash all or any portion of the 2027 Notes in accordance with the optional redemption terms of the convertible debt agreement.
In March 2025, we entered into and closed separate, privately negotiated agreements with certain holders (the “Holders”) of the 2027 Notes to exchange approximately $407.5 million aggregate principal amount of the 2027 Notes for consideration consisting of cash and shares of our common stock that were determined over an averaging period commencing on March 7, 2025 and ending on March 10, 2025 (the “Exchange Transactions”). The consideration transferred to the Holders aggregated to $408.0 million in cash (inclusive of accrued interest and cash paid for fractional shares) and an aggregate of 1,038,259 shares of our common stock. The Exchange Transactions were accounted for as induced conversions, and we recognized an expense of $26.2 million, calculated as of the date the inducement offers were accepted, representing the excess of the equity consideration transferred in the Exchange Transactions over the fair value of securities and other consideration issuable pursuant to the original conversion terms defined in the indenture governing the 2027 Notes. We also recognized approximately $2.5 million of third-party transaction costs which were expensed as a cost of inducement. As a result, we recorded an aggregate of $28.7 million of induced conversion expense within other income, net in the consolidated statements of operations and comprehensive income (loss). As a result of the Exchange Transactions, we recorded $26.1 million in additional paid-in capital and we reclassified $5.3 million of unamortized debt issuance costs into equity as part of the derecognition of the associated net carrying amount of the portion of the 2027 Notes which were exchanged, resulting in a net impact of $20.8 million to equity related to the Exchange Transactions. Following the closing of the Exchange Transactions, we have approximately $282.5 million aggregate principal amount of 2027 Notes outstanding. The effective interest rate for the outstanding 2027 Notes after the Exchange Transactions is 0.98% and includes interest payable and amortization of debt issuance costs. The Exchange Transactions did not impact the Note Hedge or Warrants, which remain outstanding and are discussed in further detail below.
Interest expense related to the 2027 Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$354	$862	$1,487	$2,588
Amortization of debt issuance costs	332	803	1,411	2,368
Total interest expense	$686	$1,665	$2,898	$4,956
We consider the fair value of each of our outstanding notes payable to be a Level 2 measurement. The estimated fair value at September 30, 2025 and December 31, 2024 is based on the closing trading price of the respective notes payable as of the last day of trading for each period (in millions):

	September 30, 2025	December 31, 2024
2027 Notes	$882.0	$1,798.5
2030 Notes	1,027.5	—
2033 Notes	775.4	—

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
The Note Hedge covers shares of our common stock at a strike price per share that corresponds to the initial conversion price of the respective 2027 Notes, subject to adjustment, and is exercisable upon conversion of the 2027 Notes. If exercised, we may elect to receive cash, shares of our common stock, or a combination of cash and shares. Any shares received upon exercise of the options underlying the 2027 Notes are considered treasury stock. We have accounted for the aggregate amount of purchase price for the Note Hedge as a reduction to additional paid-in capital. The Note Hedge will expire upon the maturity of the 2027 Notes. The Note Hedge is intended to reduce the potential economic dilution upon conversion of the 2027 Notes in the event that the market value per share of our common stock at the time of exercise is greater than the conversion price of the 2027 Notes. The Note Hedge is a separate transaction and is not part of the terms of the 2027 Notes. Holders of the 2027 Notes do not have any rights with respect to the Note Hedge. The Note Hedge does not impact earnings per share, as it was entered into to offset any dilution from the 2027 Notes. Considering the impact of any voluntary conversions and concurrent hedge option exercises as of September 30, 2025, 3,016,597 shares remain subject to the Note Hedge.
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
Future Maturities of Notes Payable
Maturities of principal amounts of notes payable are as follows for each respective year (in thousands). These maturities do not reflect the impact of any put or conversion provisions associated with certain debt instruments:

Remainder of 2025	$—
2026	—
2027 (1)	282,528
2028	—
2029	—
2030	1,000,000
After 2030	750,000
Total principal	$2,032,528
(1)The Notes are contractually due in fiscal year 2027. However, as of December 31, 2024 and September 30, 2025, the Notes were convertible at the option of the holders into cash up to the principal amount, with conversion into common stock, cash, or a combination of cash and common stock, at our option, for any amount in excess of the principal. Therefore, the Notes were classified as current liabilities within our consolidated balance sheets as of December 31, 2024 and September 30, 2025.

Note 11 - Income Taxes
In the third quarter of 2025, we implemented the relevant provisions of the One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025. As a result, we recognized a reduction in our R&D tax credit and we have accelerated the expense recognition of certain previously capitalized R&D costs.
Effective Tax Rate
The overall effective tax rate for the three months ended September 30, 2025 was 113.9%, significantly higher than the federal statutory rate due to lower pre-tax book income in the current period, magnifying the relative impact of permanent and discrete items. A major driver of the increase in rate was the enactment of the OBBBA in the quarter, which resulted in a reduction in our R&D tax credit. The effective tax rate was favorably impacted by a $15.4 million net tax benefit related to stock-based compensation for stock awards that vested during the three months ended September 30, 2025.
By comparison, our overall effective tax rate for the three months ended September 30, 2024 was 15.8%. This rate differed from the federal statutory rate due to the net favorable impacts of stock-based compensation and R&D tax credits. The effective tax rate was favorably impacted by a $5.6 million net tax benefit related to stock-based compensation for stock awards that vested during the three months ended September 30, 2024.
Our overall effective tax rate for the nine months ended September 30, 2025 was (43.1)%. This rate differs from the federal statutory rate due to the net favorable impacts of stock-based compensation and R&D tax credits, partially offset by an increase in uncertain tax positions. The effective tax rate was favorably impacted by a $84.2 million net tax benefit related to stock-based compensation for stock awards that vested during the nine months ended September 30, 2025.
By comparison, our overall effective tax rate for the nine months ended September 30, 2024 was 18.6%. This rate differed from the federal statutory rate due to the net favorable impact of stock-based compensation, R&D tax credits, and a net gain related to an investment transaction not recognized for tax purposes. The effective tax rate was favorably impacted by a $13.0 million net tax benefit related to stock-based compensation for stock awards that vested during the nine months ended September 30, 2024.
Deferred Tax Assets

The change in deferred tax balances from $301.9 million as of December 31, 2024 to $342.7 million as of September 30, 2025, was primarily driven by a reduction and realization of previous unrealized mark-to-market gains, increase in stock-based-compensation expense not deductible until vest; partially offset by the reversal of certain deferred tax assets through additional paid-in-capital, associated with the partial repurchase of our 2027 Notes.
Note 12 - Stockholders’ Equity
Common Stock and Preferred Stock
We have authorized the issuance of two classes of stock designated as “common stock” and “preferred stock,” each having a par value of $0.00001 per share. We are authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
2024 Employee XSP and 2024 CEO Performance Award
On May 10, 2024, our shareholders approved the 2024 Employee XSP. The 2024 Employee XSP includes an approved pool of approximately 4.5 million shares of common stock reserved for grants of eXponential Stock Units (“XSUs”) to employees, of which approximately 0.8 million XSUs remain available to grant to employees under this program as of September 30, 2025. A total of approximately 0.1 million XSUs were granted during the nine months ended September 30, 2025. The program includes seven substantially equal tranches that will vest upon certification by the Compensation Committee of the Board of Directors upon achievement of three independent vesting conditions: (1) stock price goals; (2) operational goals; and (3) minimum service conditions.

Additionally, on May 10, 2024, shareholders approved a grant of 679,102 XSUs to our CEO, Patrick Smith, (the “2024 CEO Performance Award”). The stock price goals and operational goals applicable to the 2024 CEO Performance Award are identical to those under the 2024 Employee XSP, but Mr. Smith is subject to a longer minimum required service period.

The three independent vesting conditions are described in the following table:

	Operational Goals(1) (in millions)				Stock Price Goal		Minimum Service Requirement
Tranche(2)	Revenue		Adj. EBITDA(3)				2024 Employee XSP	2024 CEO Performance Award	Goal Expiration
1	$1,834	or	$382	and	$247.40	and	June 2025	December 2028	December 31, 2026
2	2,293	or	497	and	309.25	and	December 2025	December 2028	December 31, 2027
3	2,866	or	611	and	386.56	and	June 2026	December 2029	December 31, 2028
4	3,583	or	801	and	483.20	and	December 2026	December 2029	December 31, 2029
5	4,479	or	1,044	and	604.00	and	June 2027	December 2030	December 31, 2030
6	5,599	or	1,356	and	755.00	and	December 2027	December 2030	December 31, 2031
7	6,999	or	1,706	and	943.75	and	June 2028	December 2030	December 31, 2032

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
Restricted Stock Units
The following table summarizes restricted stock unit (“RSU”) activity for the nine months ended September 30, 2025 and 2024 (number of units and aggregate intrinsic value in thousands):

	Nine Months Ended September 30,
	2025		2024
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Units outstanding, beginning of year	1,684	$356.31	1,615	$193.09
Granted	121	696.46	595	269.18
Released	(533)	265.47	(488)	185.33
Forfeited	(73)	446.21	(128)	202.01
Units outstanding, end of period	1,199	425.48	1,594	223.16
Aggregate intrinsic value at period-end	$860,416		$636,869
Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $717.64 per share, multiplied by the number of RSUs outstanding. As of September 30, 2025, there was $381.1 million in unrecognized compensation expense related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 1.89 years. Shares underlying RSUs are generally released when vesting requirements are met.

Performance Stock Units
The following table summarizes performance stock unit (“PSU”) activity, inclusive of XSUs, for the nine months ended September 30, 2025 and 2024 (number of units and aggregate intrinsic value in thousands):

	Nine Months Ended September 30,
	2025		2024
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Units outstanding, beginning of year	4,865	$261.18	394	$201.61
Granted	137	603.12	4,517	240.07
Released	(532)	293.78	(11)	149.49
Forfeited	(143)	317.66	(345)	232.01
Units outstanding, end of period	4,327	266.10	4,555	237.57
Aggregate intrinsic value at period-end	$3,105,220		$1,820,338
Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $717.64 per share, multiplied by the number of PSUs outstanding. As of September 30, 2025, there was $555.3 million in unrecognized compensation expense related to PSUs under our stock plans for awards that are expected to vest. We expect to recognize the cost related to PSUs over a weighted average period of 3.62 years. Shares underlying PSUs are generally released when vesting requirements are met.
Stock Option Activity
The following table summarizes stock option activity for the nine months ended September 30, 2025 and 2024 (number of units and aggregate intrinsic value in thousands):

	Nine Months Ended September 30,
	2025			2024
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Options outstanding, beginning of year	21	$28.58		531	$28.58
Granted	—	—		—	—
Exercised	—	—		(350)	28.58
Expired / terminated	—	—		—	—
Options outstanding and exercisable, end of period	21	$28.58	2.41	181	$28.58	3.41
Aggregate intrinsic value at period-end	$14,423			$67,085
Aggregate intrinsic value represents the difference between the exercise price of the underlying stock options and the closing stock price on the last trading day of the period ended September 30, 2025, which was $717.64 per share. There was no stock option activity during the nine months ended September 30, 2025.

Stock-based Compensation Expense
The following table summarizes the composition of stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of product and service sales	$12,703	$10,123	$38,151	$48,235
Selling, general and administrative expenses	75,072	55,248	218,606	117,036
Research and development expenses	58,377	36,409	168,878	86,445
Total stock-based compensation expense	$146,152	$101,780	$425,635	$251,716
Stock Incentive Plan
In May 2024, our shareholders approved the Axon Enterprise, Inc. Amended and Restated 2022 Stock Incentive Plan (the “Amended 2022 Plan”) authorizing an additional 2.2 million shares, plus remaining available shares under prior plans, for issuance under the Amended 2022 Plan. Combined with the shares of our common stock available under our legacy stock incentive plans, there are 3.2 million shares of our common stock available for grant under the Amended 2022 Plan as of September 30, 2025.
At-The-Market Equity Offering
We participate in an “at-the-market” equity offering program (the “ATM”), pursuant to which we are authorized to sell up to a total of approximately 2.0 million shares of our common stock.
During the nine months ended September 30, 2025, we sold approximately 0.5 million shares of our common stock under our ATM. We generated approximately $366.3 million in aggregate gross proceeds from sales under the ATM. We recorded aggregate net proceeds of $362.1 million in additional paid-in capital after deducting related expenses, including commissions to the sales agent and issuance costs of $4.2 million. As of September 30, 2025, $0.1 million of these costs were not yet paid.
As of September 30, 2025, there were approximately 1.5 million shares remaining. We utilize the net proceeds from this offering program for general corporate purposes, which may include providing capital to satisfy a portion of the tax obligations related to the vesting and settlement of stock compensation awards granted to our employees under our stock plans and funding ongoing strategic investments and acquisitions as we continue to expand our product ecosystem.
Stock Repurchase Plan
In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. As of September 30, 2025, $16.3 million remained available under the plan for future purchases.
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
As of September 30, 2025, no amounts were drawn under the Credit Agreement. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of September 30, 2025, we had letters of credit outstanding of approximately $8.9 million under the facility and available borrowing of $291.1 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at Term SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net leverage ratio and consolidated interest coverage ratio discussed further below. “SOFR” is defined as a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York or a successor administrator of the secured overnight financing rate.
We are required to comply with a net leverage ratio, defined as consolidated total indebtedness to EBITDA, and a consolidated interest coverage ratio, defined as EBITDA to consolidated interest expense. As of September 30, 2025, we are in compliance with the associated covenants under the Credit Agreement.
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
Other Matters
Despite the Federal Trade Commission’s (“FTC”) dismissal of its administrative enforcement complaint against us without consent decree or other condition in October 2023, other parties continue to allege that our May 2018 acquisition of an insolvent body camera competitor, Vievu LLC, was anticompetitive. Pending in the District of New Jersey (Case No. 3:23-cv-7182) is a purported antitrust class action brought by three municipalities based largely on the FTC’s unproven allegations. We deny all allegations of anticompetitive or other misconduct and are vigorously defending the case.

Pending in the Eastern District of Virginia (Case No. 1:24-CV-01625) is a patent infringement suit filed by Airspace Systems, Inc. (“Airspace”) against Dedrone involving certain drone technology. After we acquired Dedrone on October 1, 2024, Airspace amended its complaint and added us as a defendant. Airspace seeks injunctive relief and treble damages in an unspecified amount. We and Dedrone deny infringement and further contend that the three asserted patents are invalid and/or contain patent ineligible subject matter. To that end, we have simultaneously challenged all three patents in the United States Patent and Trademark Office and the court has stayed the litigation. On October 8, 2025, the Patent Trial and Appeal Board granted our petitions and instituted review on all claims of all three asserted patents. By statute, a decision is required within one year or October 8, 2026. It is expected that the district court litigation will remain stayed during this time.
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
Based on our assessment of outstanding litigation and claims as of September 30, 2025, we have determined that it is not reasonably possible that these losses, if any, from lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.
Off-Balance Sheet Arrangements
Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At September 30, 2025, we had outstanding letters of credit issued under our credit facility of $8.9 million that are expected to expire through 2026. We also had outstanding letters of credit of $0.3 million that do not draw against our credit facility. Additionally, we had $22.0 million of outstanding surety bonds as of September 30, 2025, with expiration dates ranging through 2029.
Note 15 – Accumulated Other Comprehensive Income (Loss)
The following tables reflect the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized (Losses) Gains on Available-for-Sale Investments	Foreign Currency Translation	Total
Balance, December 31, 2024	$(30)	$(18,154)	$(18,184)
Other comprehensive (loss) income	(124)	358	234
Balance, March 31, 2025	$(154)	$(17,796)	$(17,950)
Other comprehensive income	73	5,159	5,232
Balance, June 30, 2025	$(81)	$(12,637)	$(12,718)
Other comprehensive income (loss)	213	(25)	188
Balance, September 30, 2025	$132	$(12,662)	$(12,530)

	Unrealized (Losses) Gains on Available-for-Sale Investments	Foreign Currency Translation	Total
Balance, December 31, 2023	$(399)	$(10,280)	$(10,679)
Other comprehensive loss	(106)	(801)	(907)
Balance, March 31, 2024	$(505)	$(11,081)	$(11,586)
Other comprehensive income (loss)	119	(2,727)	(2,608)
Balance, June 30, 2024	$(386)	$(13,808)	$(14,194)
Other comprehensive income	434	4,640	5,074
Balance, September 30, 2024	$48	$(9,168)	$(9,120)
Note 16 - Segment Data
Segment information for the three and nine months ended September 30, 2024 has been recast to reflect the Segment Realignment. Refer to Note 1 for additional details. Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended September 30,
	2025			2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Net sales	$405,399	$305,242	$710,641	$327,900	$216,374	$544,274
Cost of sales	203,173	80,120	283,293	156,167	57,360	213,527
Other segment items (1)	8,902	9,200	18,102	7,104	6,039	13,143
Adjusted gross margin	$211,128	$234,322	$445,450	$178,837	$165,053	$343,890
Other segment items (1)			(18,102)			(13,143)
Selling, general and administrative			(252,803)			(192,189)
Research and development			(176,674)			(114,477)
Interest income			23,941			12,624
Interest expense			(28,912)			(1,646)
Other income, net			22,803			44,510
Income before provision for income taxes			$15,703			$79,569
(1)    Other segment items includes the adjustment for noncash stock-based compensation expense and amortization of acquired intangible assets to arrive at the profit measure used by the CODM.

	Nine Months Ended September 30,
	2025			2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Net sales	$1,122,655	$860,157	$1,982,812	$891,087	$616,294	$1,507,381
Cost of sales	566,861	219,121	785,982	450,954	160,896	611,850
Other segment items (1)	27,872	27,922	55,794	41,490	15,043	56,533
Adjusted gross margin	$583,666	$668,958	$1,252,624	$481,623	$470,441	$952,064
Other segment items (1)			(55,794)			(56,533)
Selling, general and administrative			(718,524)			(514,228)
Research and development			(490,264)			(307,008)
Interest income			57,798			36,407
Interest expense			(65,419)			(5,273)
Other income, net			104,790			191,510
Income before provision for income taxes			$85,211			$296,939
(1)    Other segment items includes the adjustment for noncash stock-based compensation expense, amortization of acquired intangible assets, inventory step-up amortization related to acquisitions and payroll taxes related to 2024 Employee XSP vesting to arrive at the profit measure used by the CODM.
The following table presents supplemental information included within the measure of profit or loss, adjusted gross margin, reviewed by our CODM (in thousands). There are no other material items presented to our CODM by segment or included within adjusted gross margin for supplemental disclosure.

	Three Months Ended September 30,
	2025			2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Depreciation and amortization	$9,188	$4,324	$13,512	$4,545	$4,291	$8,836
Significant noncash items:
Stock-based compensation expense	7,584	5,119	12,703	6,722	3,401	10,123
Provisions for inventory	1,737	—	1,737	2,204	—	2,204
Warranty reserve expense	2,584	—	2,584	3,047	—	3,047

	Nine Months Ended September 30,
	2025			2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Depreciation and amortization	$26,783	$12,381	$39,164	$15,393	$8,120	$23,513
Significant noncash items:
Stock-based compensation expense	22,643	15,508	38,151	40,432	7,803	48,235
Provisions for inventory	3,578	—	3,578	11,047	—	11,047
Warranty reserve expense	9,378	—	9,378	4,860	—	4,860

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
Dedrone
On October 1, 2024, we acquired the remaining 79.8% interest in Dedrone, a global leader in air space security, for incremental consideration transferred of approximately $391.1 million. We recorded incremental acquisition-related transaction and integration costs of $0.5 million and $2.6 million for the three and nine months ended September 30, 2025, respectively. These costs were expensed as incurred in selling, general, and administrative ("SG&A") expenses in our consolidated statements of operations and comprehensive income (loss).
The purchase price allocation was subject to revision during the measurement period through September 30, 2025. As of the nine months ended September 30, 2025, we recorded various measurement period adjustments primarily consisting of adjustments to working capital resulting in a $7.5 million decrease to goodwill. These measurement period adjustments also include $3.3 million indemnification assets related to certain pre-acquisition contingencies.
Based on the final purchase price allocation, including measurement period adjustments, we have recorded $443.6 million of goodwill, $100.5 million of identifiable intangible assets, and other net liabilities assumed of $43.9 million, excluding deferred taxes. We have also recorded a net deferred tax asset of $3.1 million. As of the acquisition date, the identifiable intangible assets recognized in the acquisition included $41.0 million of developed technology, $41.0 million of in-process research and development, $15.0 million of customer relationships, and $3.5 million of trademarks.
As a result of the Segment Realignment, the goodwill recognized in the acquisition has been reallocated between our two reportable segments, Connected Devices and Software and Services.
Other Acquisitions
During the nine months ended September 30, 2025, we completed certain acquisitions for total purchase consideration of approximately $24.0 million primarily to enhance our end-to-end public safety ecosystem. The acquisitions were not material to our consolidated statements of operations, either individually or in the aggregate.
Note 18 - Subsequent Events
Invictus Apps, Inc.
In October 2025, we acquired the remaining outstanding stock of Invictus Apps, Inc. (“Prepared”), a leading provider of AI-powered emergency communications software, for a base purchase price of $637.5 million, subject to customary purchase price adjustments. The goodwill associated with this acquisition is currently expected to be recorded to our Software and Services segment. The acquisition aligns with our mission and positions us to accelerate next-generation public safety communications and emergency response solutions.

Prior to this transaction, we held an approximately 1% ownership interest in Prepared. This transaction is considered a “step acquisition” under GAAP whereby our ownership interest held before the acquisition is required to be remeasured to fair value at the date of the acquisition.

Due to the proximity of the closing date of the acquisition to the date of this filing, the initial accounting for the acquisition is not yet complete. Transaction costs related to the acquisition were approximately $3.5 million for the nine months ended September 30, 2025. These transaction costs were expensed as incurred in SG&A in our consolidated statements of operations and comprehensive income (loss).
Carbyne Ltd.
On November 4, 2025, we entered into a definitive agreement to acquire Carbyne Ltd. (“Carbyne”), a leading cloud-native emergency communications and response platform for a base purchase price of $625.0 million, subject to customary purchase price adjustments and closing conditions. The acquisition is expected to be completed in the first quarter of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition as of September 30, 2025, and results of operations for the three and nine months ended September 30, 2025 and 2024, should be read in conjunction with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes in our amended 2024 Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on May 7, 2025. The discussion includes references to non-GAAP financial measures, such as adjusted gross margin, which supplement our GAAP results by providing additional insight into our financial and operational performance. For definitions and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, refer to “Non-GAAP Measures” within this Quarterly Report on Form 10-Q. This discussion also contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those described under “Part II, Item 1A. Risk Factors.” See also “Special Note Regarding Forward-Looking Statements” on page ii of this Quarterly Report on Form 10-Q.
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
Our revenues for the three months ended September 30, 2025 were $710.6 million, an increase of $166.4 million, or 30.6%, from the three months ended September 30, 2024. We had loss from operations of $2.1 million, compared to income from operations of $24.1 million for the same period in the prior year. Gross margin dollars increased $96.6 million and decreased as a percentage of revenue to 60.1% from 60.8% compared to the three months ended September 30, 2024. Adjusted gross margin decreased to 62.7% for the three months ended September 30, 2025 compared to 63.2% for the same period in the prior year, primarily driven by global tariffs and a higher mix of Platform Solutions revenue, partially offset by Software and Services. Operating expenses increased by $122.8 million, reflecting increased headcount to support business growth and stock-based compensation expense. Net loss of $2.2 million included a $17.9 million tax provision, net realized and unrealized gains of $14.6 million related to our strategic investments, and a net realized and unrealized gain of $8.3 million related to our marketable securities. Net income of $67.0 million for the three months ended September 30, 2024 included a noncash unrealized gain of $44.0 million on our investment in marketable securities.
Our revenues for the nine months ended September 30, 2025 were $2.0 billion, an increase of $475.4 million, or 31.5%, from the nine months ended September 30, 2024. We had loss from operations of $12.0 million, compared to income from operations of $74.3 million for the same period in the prior year. Gross margin dollars increased $301.3 million and increased as a percentage of revenue to 60.4% from 59.4% compared to the nine months ended September 30, 2024. The increase was primarily driven by leverage on stock-based compensation expense and intangibles amortization. Adjusted gross margin remained consistent at 63.2% for the nine months ended September 30, 2025 compared to the same period in the prior year. Operating expenses increased by $387.6 million, reflecting increased headcount to support business growth and stock-based compensation expense. Net income of $121.9 million included net realized and unrealized gains of $180.6 million related to our strategic investments and a $36.7 million tax benefit, partially offset by a net realized and unrealized loss of 46.0 million related to our marketable securities and inducement expense of $28.7 million associated with the early repurchase of a portion of our 2027 Notes, as discussed further within Note 10. Net income of $241.9 million for the nine months ended September 30, 2024 included a realized gain of $42.3 million related to our acquisition in Fusus, unrealized gains of $76.2 million related to our strategic investments, and a noncash unrealized gain of $73.6 million on our investment in marketable securities.

Results of Operations
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
The following table presents data from our consolidated statements of operations and comprehensive income (loss) as well as the percentage relationship to total net sales of items included in our consolidated statements of operations and comprehensive income (loss) (dollars in thousands):

	Three Months Ended September 30,
	2025		2024
Net sales from products	$405,399	57.0%	$327,900	60.2%
Net sales from services	305,242	43.0	216,374	39.8
Net sales	710,641	100.0	544,274	100.0
Cost of product sales	203,173	28.6	156,167	28.7
Cost of services sales	80,120	11.3	57,360	10.5
Cost of sales	283,293	39.9	213,527	39.2
Gross margin	427,348	60.1	330,747	60.8
Operating expenses:
Selling, general and administrative	252,803	35.6	192,189	35.3
Research and development	176,674	24.8	114,477	21.0
Total operating expenses	429,477	60.4	306,666	56.3
Income (loss) from operations	(2,129)	(0.3)	24,081	4.5
Interest income	23,941	3.4	12,624	2.3
Interest expense	(28,912)	(4.1)	(1,646)	(0.3)
Other income, net	22,803	3.2	44,510	8.1
Income before provision for income taxes	15,703	2.2	79,569	14.6
Provision for (benefit from) income taxes	17,889	2.5	12,544	2.3
Net income (loss)	$(2,186)	(0.3)%	$67,025	12.3%
The following table presents our revenues disaggregated by geography (dollars in thousands):

	Three Months Ended September 30,
	2025		2024
United States	$593,939	84%	$482,596	89%
Other countries	116,702	16	61,678	11
Total	$710,641	100%	$544,274	100%
International revenue increased compared to the prior year September 30, 2024 comparative period, primarily driven by increased sales in our EMEA region.

Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended September 30,				Dollar Change	Percent Change
	2025		2024
Connected Devices segment:
TASER (1)	$237,950	33.5%	$203,612	37.4%	$34,338	16.9%
Personal Sensors (2)	106,677	15.0	88,660	16.3	18,017	20.3
Platform Solutions (3)	60,772	8.5	35,628	6.5	25,144	70.6
Total Connected Devices segment	405,399	57.0	327,900	60.2	77,499	23.6
Total Software and Services segment	305,242	43.0	216,374	39.8	88,868	41.1
Total net sales	$710,641	100.0%	$544,274	100.0%	$166,367	30.6%
(1)'TASER' includes TASER handles, cartridges and related extended warranties.
(2)'Personal Sensors' primarily includes body cameras and accessories, signal sidearm, and related extended warranties.
(3)'Platform Solutions' primarily includes interview room, fleet in-car video, fixed cameras, drones and counter-drone equipment, virtual reality training hardware, and related extended warranties.
Net sales for the Connected Devices segment increased 23.6% for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase of $34.3 million in TASER is primarily driven by higher TASER 10 handle and cartridge volume. Personal Sensors increased $18.0 million on continued adoption of our newest body camera, AB4, and higher warranty revenue from more devices in the field. The $25.1 million increase in Platform Solutions is primarily driven by higher volume for counter-drone equipment, virtual reality training, and fleet systems.
Net sales for the Software and Services segment increased 41.1% for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase in the aggregate number of users and growing adoption of our premium add-on features by existing customers drove the majority of the increase of $88.9 million.
Gross Margin
As a percentage of net sales, gross margin for the Connected Devices segment decreased to 49.9% from 52.4% for the three months ended September 30, 2025 and 2024, respectively. Adjusted gross margin for the Connected Devices segment, which excludes stock-based compensation expense and acquired intangibles amortization, was 52.1% for the three months ended September 30, 2025, compared to 54.5% for the three months ended September 30, 2024. The decrease is primarily driven by global tariffs and higher mix of Platform Solutions revenue.
As a percentage of net sales, gross margin for the Software and Services segment increased to 73.8% from 73.5% for the three months ended September 30, 2025 and 2024, respectively. Adjusted gross margin for the Software and Services segment, which excludes stock-based compensation expense and acquired intangibles amortization, increased to 76.8% for the three months ended September 30, 2025, compared to 76.3% for the three months ended September 30, 2024. The increase was primarily driven by higher software mix.
Selling, General and Administrative Expenses
SG&A expenses were comprised as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	Percent Change
	2025	2024
Total selling, general and administrative expenses	$252,803	$192,189	$60,614	31.5%
As a percentage of net sales	35.6%	35.3%
Stock-based compensation expense increased $19.8 million in comparison to the prior year September 30, 2024 comparable period, which was primarily related to the 2024 Employee XSP and the 2024 CEO Performance Award that were approved by shareholders in the 2024 Annual Meeting of Shareholders and increased headcount.

Salaries, benefits and bonus expense increased $17.3 million in comparison to the prior year September 30, 2024 comparable period, which was primarily attributable to an increase in headcount and higher wages.
Sales and marketing expense increased $5.1 million in comparison to the prior year September 30, 2024 comparable period, which was primarily attributable to increased commissions.
Other SG&A expenses increased $18.4 million in comparison to the prior year September 30, 2024 comparable period, primarily driven by an increase in professional and consulting expenses of $12.0 million and an increase in travel expenses of $4.0 million.
Research and Development Expenses
R&D expenses were comprised as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	Percent Change
	2025	2024
Total research and development expenses	$176,674	$114,477	$62,197	54.3%
As a percentage of net sales	24.9%	21.0%
Stock-based compensation expense increased $22.0 million in comparison to the prior year September 30, 2024 comparable period, which was primarily related to the 2024 Employee XSP that was approved by shareholders in the 2024 Annual Meeting of Shareholders and increased headcount.
Salaries, benefits and bonus expense increased $19.1 million in comparison to the prior year September 30, 2024 comparable period, which was primarily attributable to an increase in headcount and higher wages.
Other R&D expenses increased $21.1 million in comparison to the prior year September 30, 2024 comparable period, partially driven by an increase in professional and consulting expenses of $9.2 million.
Interest Income (Loss), Net
Interest income (loss), net, was as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Interest income	$23,941	$12,624
Interest expense (1)	(28,912)	(1,646)
Total interest income (loss), net	$(4,971)	$10,978
(1)Interest expense increased in comparison to the prior year September 30, 2024 comparable period primarily as a result of the issuance of the Senior Notes in March 2025, as discussed further within Note 10.

Other Income, Net
Other income, net, was as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Realized and unrealized gain on fair value adjustments of strategic investments, net	$14,618	$449
Realized and unrealized gain on marketable securities, net (1)	8,275	44,010
Loss on foreign currency transactions, net	(160)	(233)
Other, net	70	284
Other income, net	$22,803	$44,510
(1)Reflects the net realized and unrealized gain on marketable securities, during the three months ended September 30, 2025, as discussed within Note 3.
Provision for Income Taxes
The effective tax rate was 113.9%, for the three months ended September 30, 2025, compared to 15.8% for the three months ended September 30, 2024. The increase in tax provision is driven by lower pre-tax book income in the current period, magnifying the impact of permanent and discrete items. The major driver of the increase in rate was the enactment of the OBBBA in the quarter, which resulted in a reduction of our R&D tax credit, partially offset by the net tax benefit related to stock-based compensation.
Provision for income taxes and effective tax rates were as follows (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Income before provision for income taxes	$15,703	$79,569	$(63,866)
Provision for income taxes	$17,889	$12,544	$5,345
Effective tax rate	113.9%	15.8%
Net Income (Loss)
We recorded net loss of $2.2 million for the three months ended September 30, 2025 compared to net income of $67.0 million for the three months ended September 30, 2024. Net income (loss) per basic share was $(0.03) for the three months ended September 30, 2025 compared to $0.89 for the three months ended September 30, 2024. Net income (loss) per diluted share was $(0.03) for the three months ended September 30, 2025 compared to $0.86 for the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
The following table presents data from our consolidated statements of operations and comprehensive income (loss) as well as the percentage relationship to total net sales of items included in our consolidated statements of operations and comprehensive income (loss) (dollars in thousands):

	Nine Months Ended September 30,
	2025		2024
Net sales from products	$1,122,655	56.6%	$891,087	59.1%
Net sales from services	860,157	43.4	616,294	40.9
Net sales	1,982,812	100.0	1,507,381	100.0
Cost of product sales	566,861	28.6	450,954	29.9
Cost of services sales	219,121	11.0	160,896	10.7
Cost of sales	785,982	39.6	611,850	40.6
Gross margin	1,196,830	60.4	895,531	59.4
Operating expenses:
Selling, general and administrative	718,524	36.2	514,228	34.1
Research and development	490,264	24.8	307,008	20.4
Total operating expenses	1,208,788	61.0	821,236	54.5
Income (loss) from operations	(11,958)	(0.6)	74,295	4.9
Interest income	57,798	2.9	36,407	2.4
Interest expense	(65,419)	(3.3)	(5,273)	(0.3)
Other income, net	104,790	5.3	191,510	12.7
Income before provision for income taxes	85,211	4.3	296,939	19.7
Provision for (benefit from) income taxes	(36,700)	(1.8)	55,089	3.7
Net income	$121,911	6.1%	$241,850	16.0%
The following table presents our revenues disaggregated by geography (dollars in thousands):

	Nine Months Ended September 30,
	2025		2024
United States	$1,660,695	84%	$1,298,775	86%
Other countries	322,117	16	208,606	14
Total	$1,982,812	100%	$1,507,381	100%
International revenue increased compared to the prior year September 30, 2024 comparative period, primarily driven by increased sales in our Americas region.

Net Sales
As a result of the Segment Realignment, we have updated and recast our disaggregated revenue categories. Net sales by product line were as follows (dollars in thousands):

	Nine Months Ended September 30,				Dollar Change	Percent Change
	2025		2024
Connected Devices segment:
TASER (1)	$649,679	32.8%	$549,759	36.5%	$99,920	18.2%
Personal Sensors (2)	287,901	14.5	231,773	15.4	56,128	24.2
Platform Solutions (3)	185,075	9.3	109,555	7.2	75,520	68.9
Total Connected Devices segment	1,122,655	56.6	891,087	59.1	231,568	26.0
Total Software and Services segment	860,157	43.4	616,294	40.9	243,863	39.6
Total net sales	$1,982,812	100.0%	$1,507,381	100.0%	$475,431	31.5%
(1)'TASER' includes TASER handles, cartridges and related extended warranties.
(2)'Personal Sensors' primarily includes body cameras and accessories, signal sidearm, and related extended warranties.
(3)'Platform Solutions' primarily includes interview room, fleet in-car video, fixed cameras, drones and counter-drone equipment, virtual reality training hardware, and related extended warranties.
Net sales for the Connected Devices segment increased 26.0% for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase of $99.9 million in TASER is primarily driven by higher TASER 10 handle and cartridge volume. Personal Sensors increased $56.1 million on continued adoption of our newest body camera, AB4, and higher warranty revenue from more devices in the field. The $75.5 million increase in Platform Solutions is primarily driven by higher volume for counter-drone equipment and virtual reality training.
Net sales for the Software and Services segment increased 39.6% for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase in the aggregate number of users and growing adoption of our premium add-on features by existing customers drove the majority of the increase of $243.9 million.
Gross Margin
As a percentage of net sales, gross margin for the Connected Devices segment increased to 49.5% from 49.4% for the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily due to lower stock-based compensation expense. Adjusted gross margin for the Connected Devices segment, which excludes stock-based compensation expense, acquired intangibles amortization, inventory step-up amortization related to acquisitions and payroll taxes related to 2024 Employee XSP vesting, was 52.0% for the nine months ended September 30, 2025, compared to 54.0% for the nine months ended September 30, 2024. The decrease is primarily driven by global tariffs and higher mix of Platform Solutions revenue.
As a percentage of net sales, gross margin for the Software and Services segment increased to 74.5% from 73.9% for the nine months ended September 30, 2025 and 2024, respectively. Adjusted gross margin for the Software and Services segment, which excludes stock-based compensation expense, acquired intangibles amortization and payroll taxes related to 2024 Employee XSP vesting, increased to 77.8% for the nine months ended September 30, 2025, compared to 76.3% for the nine months ended September 30, 2024. The increase was primarily driven by higher software mix.
Selling, General and Administrative Expenses
SG&A expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2025	2024
Total selling, general and administrative expenses	$718,524	$514,228	$204,296	39.7%
As a percentage of net sales	36.2%	34.1%

Stock-based compensation expense increased $101.6 million in comparison to the prior year September 30, 2024 comparable period, which was primarily related to the 2024 Employee XSP and the 2024 CEO Performance Award that were approved by shareholders in the 2024 Annual Meeting of Shareholders and increased headcount.
Salaries, benefits and bonus expense increased $53.1 million in comparison to the prior year September 30, 2024 comparable period, which was primarily attributable to an increase in headcount and higher wages.
Sales and marketing expense increased $14.5 million in comparison to the prior year September 30, 2024 comparable period, which was primarily attributable to increased commissions.
Other SG&A expenses increased $35.1 million in comparison to the prior year September 30, 2024 comparable period, primarily driven by an increase in professional and consulting expenses of $11.0 million and an increase in travel expenses of $10.3 million.
Research and Development Expenses
R&D expenses were comprised as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2025	2024
Total research and development expenses	$490,264	$307,008	$183,256	59.7%
As a percentage of net sales	24.7%	20.4%
Stock-based compensation expense increased $82.4 million in comparison to the prior year September 30, 2024 comparable period, which was primarily related to the 2024 Employee XSP that was approved by shareholders in the 2024 Annual Meeting of Shareholders and increased headcount.
Salaries, benefits and bonus expense increased $53.8 million in comparison to the prior year September 30, 2024 comparable period, which was primarily attributable to an increase in headcount and higher wages.
Other R&D expenses increased $47.1 million in comparison to the prior year September 30, 2024 comparable period, partially driven by an increase in professional and consulting expenses of $21.5 million.

Interest Income (Loss), Net
Interest income (loss), net, was as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Interest income	$57,798	$36,407
Interest expense (1)	(65,419)	(5,273)
Total interest income (loss), net	$(7,621)	$31,134
(1)Interest expense increased in comparison to the prior year September 30, 2024 comparable period primarily as a result of the issuance of the Senior Notes in March 2025, as discussed further within Note 10.

Other Income, Net
Other income, net, was as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Realized and unrealized gain on fair value adjustments of strategic investments, net	$180,642	$118,538
Realized and unrealized gain (loss) on marketable securities, net (1)	(45,994)	73,620
Loss on foreign currency transactions, net	(1,376)	(180)
Induced conversion of convertible debt (2)	(28,666)	—
Other, net	184	(468)
Other income, net	$104,790	$191,510
(1)Reflects the net realized and unrealized loss on marketable securities during the nine months ended September 30, 2025, as discussed within Note 3.
(2)Reflects the inducement expense associated with the early repurchase of a portion of our 2027 Notes in the first quarter of 2025, as discussed further within Note 10.
Provision for (Benefit from) Income Taxes
The effective tax rate was (43.1)% for the nine months ended September 30, 2025, compared to 18.6% for the nine months ended September 30, 2024. The change is attributable to the net tax benefit related to stock-based compensation and R&D tax credits. These were partially offset by increased unrecognized tax benefits. The overall change in the effective tax rate also reflects the impact of lower pre-tax book income in the current period, which magnifies the relative effect of permanent and discrete item.
Provision for (benefit from) income taxes and effective tax rates were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Income before provision for income taxes	$85,211	$296,939	$(211,728)
Provision for (benefit from) income taxes	$(36,700)	$55,089	$(91,789)
Effective tax rate	(43.1)%	18.6%
Net Income
We recorded net income of $121.9 million for the nine months ended September 30, 2025 compared to net income of $241.9 million for the nine months ended September 30, 2024. Net income per basic share was $1.57 for the nine months ended September 30, 2025 compared to $3.20 for the nine months ended September 30, 2024. Net income per diluted share was $1.48 for the nine months ended September 30, 2025 compared to $3.12 for the nine months ended September 30, 2024.
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

•Adjusted EBITDA (most comparable GAAP measure: Net income) – Earnings before interest expense; investment interest income; income taxes; depreciation; amortization; noncash stock-based compensation expense; fair value adjustments related to strategic investments, marketable securities, and mark-to-market on our non-qualified deferred compensation liabilities; debt inducement expense associated with the early repurchase of a portion of our 2027 Notes; transaction and integration costs related to strategic investments and acquisitions, including the change in fair value of contingent consideration arrangements; inventory step-up amortization related to acquisitions; costs (or subsequent recoveries of prior costs) related to certain legal or regulatory matters we consider outside of our core operating activities; losses incurred as a result of the disposal, abandonment, and impairment of property, equipment and intangible assets; payroll taxes related to 2024 Employee XSP vesting and 2018 CEO Performance Award option exercises; and other unusual, non-recurring pre-tax items that are not considered representative of our underlying operating performance (listed in the tables below).
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

EBITDA and adjusted EBITDA reconcile to net income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(2,186)	$67,025	$121,911	$241,850
Depreciation and amortization	21,310	14,762	59,829	39,326
Interest expense	28,912	1,646	65,419	5,273
Investment interest income	(23,941)	(12,624)	(57,798)	(36,407)
Provision for (benefit from) income taxes	17,889	12,544	(36,700)	55,089
EBITDA	$41,984	$83,353	$152,661	$305,131

Non-GAAP adjustments:
Stock-based compensation expense	146,152	101,780	425,635	251,716
Unrealized and realized losses (gains) on investments and marketable securities, net	(21,820)	(44,459)	(132,013)	(149,845)
Realized gains on previously held minority interests acquired in business combinations, net	—	—	—	(42,313)
Debt inducement expense	—	—	28,666	—
Transaction costs related to strategic investments and acquisitions	4,774	2,652	9,731	13,145
Litigation and regulatory costs	5,490	—	8,313	224
Inventory step-up amortization	—	—	607	—
Loss on disposal, abandonment, and impairment of property, equipment and intangible assets, net	430	—	430	—
Payroll taxes related to 2024 Employee XSP vesting and 2018 CEO Performance Award option exercises	—	1,727	9,782	1,727
Adjusted EBITDA	$177,010	$145,053	$503,812	$379,785
As a result of the Segment Realignment, we have recast adjusted gross margin for the three and nine months ended September 30, 2024 to conform to the new presentation. Adjusted gross margin reconciles to gross margin as follows (in thousands):

	Three Months Ended September 30,
	2025			2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Gross margin	$202,226	$225,122	$427,348	$171,733	$159,014	$330,747
Stock-based compensation expense	7,584	5,119	12,703	6,722	3,401	10,123
Amortization of acquired intangible assets	1,318	4,081	5,399	382	2,638	3,020
Adjusted gross margin	$211,128	$234,322	$445,450	$178,837	$165,053	$343,890
Gross margin %	49.9%	73.8%	60.1%	52.4%	73.5%	60.8%
Adjusted gross margin %	52.1%	76.8%	62.7%	54.5%	76.3%	63.2%

	Nine Months Ended September 30,
	2025			2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Gross margin	$555,794	$641,036	$1,196,830	$440,133	$455,398	$895,531
Stock-based compensation expense	22,643	15,508	38,151	40,432	7,803	48,235
Amortization of acquired intangible assets	3,988	11,560	15,548	1,058	7,240	8,298
Payroll taxes related to 2024 Employee XSP vesting	634	854	1,488	—	—	—
Inventory step-up amortization	607	—	607	—	—	—
Adjusted gross margin	$583,666	$668,958	$1,252,624	$481,623	$470,441	$952,064
Gross margin %	49.5%	74.5%	60.4%	49.4%	73.9%	59.4%
Adjusted gross margin %	52.0%	77.8%	63.2%	54.0%	76.3%	63.2%
Liquidity and Capital Resources
Summary

	September 30, 2025	December 31, 2024	Dollar Change
Cash and cash equivalents	$1,423,871	$454,844	$969,027
Available-for-sale investments	952,786	333,235	619,551
Total	$2,376,657	$788,079	$1,588,578
Our most significant source of liquidity continues to be funds generated by operating activities and available cash and cash equivalents and short-term investments. As of September 30, 2025, we had $1.4 billion of cash and cash equivalents, an increase of $969.0 million from December 31, 2024. Refer below for further discussions related to the change in cash and cash equivalents. As of September 30, 2025, we had $952.8 million of available-for-sale investments, an increase of $619.6 million from December 31, 2024 primarily as a result of investment activity following the issuance of the Senior Notes in March 2025. Refer to Note 10 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on the issuance.
In addition, our Credit Agreement is available for additional working capital needs or investment opportunities. The Credit Agreement provides for a senior unsecured multi-currency revolving credit facility in an aggregate principal amount of up to $300.0 million, $50.0 million of which is available for the issuance of letters of credit. As of September 30, 2025, and December 31, 2024, respectively, no amounts were drawn under the Credit Agreement. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of September 30, 2025, we had letters of credit outstanding of approximately $8.9 million under the facility and available borrowing of $291.1 million. Refer to Note 13 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
As of September 30, 2025, we have an aggregate of $1.75 billion of Senior Notes outstanding. As of September 30, 2025, none of our subsidiaries guarantee the Senior Notes. Our non-guarantor subsidiaries accounted for approximately 13% of our total revenue for the nine months ended September 30, 2025, and approximately 9% and 5% of our total consolidated assets and liabilities (excluding the effect of intercompany transactions), respectively, as of September 30, 2025. Refer to Note 10 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
Furthermore, during the nine months ended September 30, 2025, we sold approximately 0.5 million shares of our common stock under our ATM. We generated approximately $366.3 million in aggregate gross proceeds from sales under the ATM. We recorded aggregate net proceeds of $362.1 million in additional paid-in capital after deducting related expenses, including commissions to the sales agent and issuance costs of $4.2 million. Refer to Note 12 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
Subsequent to the quarter ended September 30, 2025, we acquired the remaining outstanding stock of Prepared and we entered into a definitive agreement to acquire Carbyne. Refer to Note 18 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,		Dollar Change
	2025	2024
Operating activities	$(5,896)	$158,146	$(164,042)
Investing activities	(498,490)	(48,834)	(449,656)
Financing activities	1,468,024	(12,608)	1,480,632
Effect of exchange rate changes on cash and cash equivalents	5,741	75	5,666
Net increase (decrease) in cash and cash equivalents and restricted cash	$969,379	$96,779	$872,600
Operating activities
Net cash used in operating activities was $5.9 million for the nine months ended September 30, 2025 compared to net cash provided by operating activities of $158.1 million for the nine months ended September 30, 2024. The net operating cash outflow for the nine months ended September 30, 2025 includes net income of $121.9 million, a net add-back of non-cash income statement items of $346.9 million and a $474.7 million net change in operating assets and liabilities.
Primary drivers of the non-cash items include $425.6 million of stock-based compensation expense for employee equity programs, $28.6 million of debt inducement expense related to the induced conversion for our 2027 Notes and $56.2 million of depreciation and amortization, partially offset by $134.6 million in fair value adjustments for net realized and unrealized gains and losses on our strategic investments and marketable securities and $53.7 million for deferred income taxes. The realized and unrealized gains on our strategic investments and related warrants were primarily related to an observable price change and subsequent sale for one of our strategic investments and a liquidation event for a separate strategic investment. The change in deferred income taxes was primarily driven by a reduction and realization of previously unrealized investment gains, partially offset by the deduction of certain previously capitalized R&D costs as a result of OBBBA.
The change in operating assets and liabilities includes $366.1 million of receivables and contract assets primarily driven by increased sales and the timing of invoicing and cash collections, $13.4 million of inventory and accounts payable primarily driven by advanced raw material purchases for Axon Body 4 and TASER 10 CEDs to support future sales, $116.7 million of prepaid expenses and other assets primarily driven by supplier prepayments, receivables for income tax, and commissions as bookings continue to grow, and $21.6 million of deferred revenue.
Investing activities
Net cash used in investing activities was $498.5 million for the nine months ended September 30, 2025 compared to $48.8 million for the nine months ended September 30, 2024. The net investing cash outflow is primarily driven by $2.0 billion of investment purchases, including $1.8 billion for short-term investments and $249.1 million for strategic investments, and $74.5 million for purchases of property and equipment. The cash outflow was partially offset by $1.3 billion of proceeds from calls, maturities and sales of available-for-sale and marketable securities investments and $376.7 million of proceeds from the sale and liquidation of strategic investments. The increase in net cash outflow compared to prior period is primarily driven by greater available-for-sale and strategic investment activity in the current period, partially offset by the decrease in cash paid for business acquisitions.

Financing activities
Net cash provided by financing activities was $1.5 billion for the nine months ended September 30, 2025 compared to cash used in financing activities of $12.6 million for the nine months ended September 30, 2024. The financing cash inflow was partially driven by gross proceeds of $1.8 billion from the Senior Notes issuance and net proceeds of $362.2 million from our ATM equity offering program. The proceeds were partially offset by $407.5 million of principal payments related to the conversions for our 2027 Notes, $26.9 million of transaction costs related to the induced conversion, debt issuance, and revolver modifications, and payments totaling $209.6 million for income and payroll taxes on behalf of employees who net-settled stock awards during the period. The increase in income and payroll tax payments in the period is largely driven by the vesting of Tranche 1 of the 2024 Employee XSP program.

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
Our critical accounting estimates are discussed in our amended 2024 Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024. There have been no significant changes to these critical accounting estimates for the nine months ended September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “available-for-sale”. To quantify our interest rate risk exposure, we perform a sensitivity analysis based on hypothetical changes in interest rates. Based on investment positions as of September 30, 2025, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.7 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
Additionally, we have access to a $300.0 million line of credit borrowing facility which bears interest at SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net leverage ratio and consolidated interest coverage ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $8.9 million at September 30, 2025. At September 30, 2025, there was no amount outstanding under the line of credit, and the available borrowing under the line of credit was $291.1 million. We have not borrowed any funds under the line of credit since its inception; however, should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to a material weakness in our internal control over financial reporting related to revenue recognition as disclosed in Part II, Item 9A of our amended 2024 Annual Report on Form 10-K/A for the year ended December 31, 2024.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We depend on domestic and international suppliers for the delivery of components used in the assembly of our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or sub-assemblies, including single or sole-source components used in the manufacture of our products. Further risks include reduced control over pricing and timing of delivery of components and sub-assemblies and potential effects of evolving international trade controls or other government-imposed supplier restrictions. Specifically, we depend on suppliers of sub-assemblies, machined parts, injection molded plastic parts, printed circuit boards, semiconductors, custom wire fabrications and other miscellaneous custom and off-the-shelf parts for our products. Although we may implement long-term agreements with strategic suppliers to mitigate the risk of supply continuity, disruptions remain possible. Additionally, if our suppliers do not allocate sufficient production, they may decommit from agreed supply levels, or inaccurately forecast demand, we may face reduced access to components and need to secure new suppliers. As the scale of our hardware production increases, we need to accurately forecast, purchase, warehouse and transport components at high volumes to our manufacturing facilities. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, we may incur costs related to unexpected production disruption, storage, transportation, expedite, and write-offs, which may harm our business prospects and financial condition.
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
•import and export requirements, tariffs, trade disputes, product certification mandates, sanctions, foreign regulatory requirements, and government-imposed supplier restrictions could hinder our ability to offer products or services in certain countries or obtain necessary parts and components to manufacture products;
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
Additionally, government procurement processes are often subject to scheduling delays and uncertainties, which can disrupt anticipated sales. Federal agencies, in particular, are vulnerable to broader governmental challenges, such as funding and debt limit constraints, which resulted in a government shutdown in this quarter as well as previous shutdowns, including those in 2018 and 2019.
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
Changes in the subjective and probability-based assumptions can materially affect the estimates of the fair value of the awards and timing of recognition of stock-based compensation expense and, consequently, the related amount recognized in our consolidated statements of operations and comprehensive income (loss).
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
•inventory obsolescence;
•changes in warranty reserve;
•existing or future tariffs;
•government shutdowns or lapses in federal appropriations; and
•regulatory changes that may affect the marketability of our products and services.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2025, holders of our 2027 Notes converted approximately $19,000 principal amount and we issued 58 shares of our common stock. In connection with these conversions, we exercised call options under our 2027 Note Hedge and received 55 shares of our common stock.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed August 9, 2022)
3.2	Bylaws, as amended and restated (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed December 21, 2023)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL
_______________________________________________________
+Management contract or compensatory plan or arrangement
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	November 4, 2025
		By:	/s/ PATRICK SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2025	By:	/s/ BRITTANY BAGLEY
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)