Form 10-K
period 2025-12-31
AXON ENTERPRISE, INC.
filed 2026-02-25
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $62.2 billion based on the closing sale price as reported on The NASDAQ Stock Market LLC.
The number of shares of the registrant’s common stock outstanding as of February 18, 2026 was 80,397,675
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Shareholders to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025 are incorporated by reference into Part III of this Form 10-K.

AXON ENTERPRISE, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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

Item 1.    Business
Overview
Axon Enterprise, Inc. (“Axon,” the “Company,” “we” or “us”) is a technology company that provides integrated hardware and software solutions. Founder-led since 1993, Axon began with a mission to protect life and has grown into a global technology company serving a range of customers. Our products and services allow customers across the public and private sector to capture and use critical data to support fully-connected operational workflows. Our trusted network seamlessly integrates software and hardware with a range of connected devices, including TASER energy devices, cameras and sensors, drones and robotics, cloud-based evidence management, records management, real-time operations software, critical incident and emergency response systems, immersive training, and productivity tools – all enhanced by artificial intelligence (“AI”). Designed to work together, these solutions create a unified, data-driven operating system that prioritizes safety and helps protect people and places with greater speed, accuracy, transparency, and accountability.

Our integrated technology platform of hardware and software solutions advances our mission to (i) make the bullet obsolete, (ii) reduce social conflict, and (iii) enable a fair and effective justice system. Our products and technology solutions address complex, high-stakes challenges, and our mission attracts top talent. We aim to invent and deliver technology solutions that progressively make the right things easier and the wrong things harder every day.

Axon is a diversified technology company with employees distributed across multiple geographies. Alongside our primary corporate headquarters in Scottsdale, Arizona, we have hubs in many major cities across the United States and ongoing international expansion across Europe, Asia, and the Americas, as we continue to drive our mission globally.
Business Segments
During the year ended December 31, 2025, we realigned our business to better reflect our continued growth and expansion of our technology solutions. Previously reported within two reportable segments, TASER and Software and Sensors, we realigned our business in a manner that provides increased transparency and distinction between our software and services and hardware components.
Axon’s operations comprise a fully integrated suite of products across connected hardware, software, and services which are disclosed in two reportable segments:
1.Software and Services: We develop, manufacture and sell cloud-based Software-as-a-Service (“SaaS”) solutions that leverage AI and enable our customers to capture, securely store, manage, share and analyze video and other digital evidence. Our software offerings also support productivity and real-time operations. Our offerings include Axon Evidence, Draft One, Axon Records, Axon Standards, Axon Fusus, and Axon Assistant, among others. The Software and Services segment includes recurring cloud-hosted software revenue, related non-recurring professional services revenue, and revenue from certain software, including on-premise licenses.
2.Connected Devices: We develop, manufacture and sell fully integrated hardware solutions such as conducted energy devices (“CEDs”) sold under the TASER brand, body cameras, fixed and in-car cameras, drone and counter-drone technologies, and a broad ecosystem of accessories, extended warranties and related hardware products.
For further information about our reportable segments and sales by geographic region, refer to Note 1 of Part II, Item 8 of this Annual Report on Form 10-K.
Key Product Category Revenue Drivers: What We Offer
Axon’s products and services are designed to operate as an integrated ecosystem consisting of integrated connected hardware devices, cloud-hosted software applications and real-time operational tools. Our revenue is derived from a combination of hardware sales, multi-year recurring software subscriptions, professional services, and extended warranties. The following describes the principal product categories that drive revenue across our two reportable segments.

Software and Services
Axon has a suite of cloud-based, SaaS solutions that deeply integrate with our hardware to benefit customers and drive annual recurring revenue, which totaled $1.3 billion1 as of December 31, 2025. Revenue from our SaaS solutions is primarily driven from subscription licensing, premium offering adoptions, and ecosystem expansion. Our SaaS solutions can be best categorized into three categories:

•Digital Evidence Management: Axon Evidence is a secure, cloud-based platform that enables public safety to efficiently store, manage and share critical evidence while ensuring chain of custody and compliance.

•Productivity Solutions: Our productivity suite includes Axon Records, Axon Standards, and a suite of solutions available under our AI Era Plan, including Real-Time Translation, Draft One, Policy Chat, and Auto-Transcribe, among others. These offerings are designed to boost efficiency and improve decision-making through automation, data integration, and intelligent workflows.

•Real-time Operations: Our real-time operations capabilities, which include Axon Respond, integrates location data, signal alerts and video feeds to provide a complete picture of evolving situations as they occur.

In addition to subscription SaaS revenue, this segment includes non-recurring professional services revenue supporting implementation, configuration, and ongoing workflow integration, as well as revenue from certain on-premise software licenses.

Connected Devices

Our Connected Devices segment consists of hardware products that seamlessly integrate with our suite of software solutions to revolutionize our customers' capabilities for capturing, analyzing, and responding to real-world events. Revenue in this segment is derived from device sales, accessories, and related extended warranties. These products are designed to operate as a networked system and include devices such as cameras, sensors, drones, and personal protection equipment across the following three categories:

•TASER: We develop smart devices, tools and services that support public safety officers in de-escalating situations, avoiding or minimizing use of force and aiding consumer personal protection. TASER energy devices are used by public safety customers as a less-lethal force option to de-escalate conflict. Revenue is generated through device sales, cartridges, accessories, and extended warranties.

•Personal Sensors: Axon devices address many needs, including transparency, real-time situational awareness, and accurate capture and integration of evidence with software workflows. Product categories within personal sensors include Axon Body cameras and accessories. Our software solutions also support an open ecosystem of connected devices produced by other vendors.

•Platform Solutions: Platform Solutions include Axon Fleet in-car video systems, fixed cameras, drone and counter-drone technology, virtual reality (“VR”) training hardware, and other devices that support operational awareness.

Our research & development (“R&D”) investments support continuous innovation on behalf of our customers. Our financial strategy is to build highly recurring, highly profitable businesses and to drive growth through this purposeful product innovation.
1 Calculated as monthly recurring license, integration, warranty, and storage revenue for the year ended December 31, 2025. Annual recurring revenue is a forward-looking performance indicator that management believes provides more visibility into the growth of our revenue generated by our highest margin, recurring services. Annual recurring revenue should be viewed independently of revenue and deferred revenue because it is an operating measure and is not intended to be combined with or to replace GAAP revenue or deferred revenue, as they can be impacted by contract start and end dates and renewal rates. Annual recurring revenue is not intended to be a replacement or forecast of revenue or deferred revenue.

Sales and Distribution: Who We Sell To and Where We Deliver
Our core customers across the public and private sectors include U.S. federal, state, and local governments, international governmental entities, commercial enterprises, and consumers. Axon’s sales force and strong customer relationships represent key strategic advantages. Although the majority of our revenues are generated via direct sales, we also leverage distribution partners and third party resellers. No customer represented more than 10% of total net sales for the years ended December 31, 2025, 2024 or 2023. As we diversify into new markets, we have been investing in sales personnel and strategic headcount additions to support growth in these markets.

Resources
Manufacturing and Supply Chain
We perform manufacturing, final assembly and final test operations at our facilities in Arizona and own substantially all of the equipment required to develop, prototype, manufacture and assemble our finished products. We have continued to maintain both our ISO 9001 and our ISO 9001:2015 certifications.

We purchase many components and raw materials used in manufacturing our products from numerous suppliers in various countries. Although we currently obtain certain components from single source suppliers, we own substantially all injection-molded component tooling, designs and test fixtures used in production for all custom components. We continuously monitor our supply chain, identify alternate shipping and logistic sources, and work with foreign regulators so our suppliers can provide high quality parts. Supply chain disruptions are an ongoing occurrence and our continuous monitoring allows us to minimize their impact. For more information on the risks associated with manufacturing and supply chain, see “Item 1A. Risk Factors — Operational Risks”.
Intellectual Property
We protect our intellectual property with U.S. and foreign patents, U.S. and foreign trademark registrations, and U.S. copyright registrations. Our patents and pending patent applications relate to technology used by us in connection with our products. We also rely on international treaties, organizations and laws to protect our intellectual property. As of December 31, 2025, we hold over 370 U.S. patents, over 170 U.S. registered trademarks, over 350 international patents and over 480 international registered trademarks, as well as numerous pending patent and trademark applications.

We continuously assess whether and where to seek formal protection for particular technologies based on such factors as the significance to our operations and our competitors’ operations in particular regions, our strategies in different countries, and the degree to which intellectual property laws exist and are meaningfully enforced in different jurisdictions. We have the exclusive rights to many Internet domain names, primarily including “Axon.com,” “Evidence.com,” “TASER.com,” and “911.com.”
We also execute non-disclosure agreements with employees, consultants and key suppliers.
Competition

Sensors — Connected Cameras and Digital Evidence Management Software: The body camera and in-car video/automatic license plate readers industry is highly competitive. Our competition includes 10-8 Video Systems, 365Labs, Applied Concepts, Axis Communications, Coreforce, Digital Ally, Duress, Genetec, Getac, HALOS Body Cameras, Hikvision, Hytera, Insight LPR, IONODES, i-PRO, Kustom Signals, LensLock, Motorola Solutions, Tait Communications, Oracle, PatrolEyes, Pinnacle Response, Pro-Vision, Recoda, Reveal Media, Safe Fleet, Versaterm, Wireless CCTV, Wolfcom Enterprises, Wrap Technologies and Zepcam.

Our fixed automatic license plate recognition (“ALPR”) offerings, including Axon Outpost and Axon Lightpost, together with integrations enabled through our Works with Axon partnership program, compete with providers of fixed and semi-fixed ALPR cameras and associated analytics software used by public safety agencies and enterprise customers. Our competition in this area includes Flock Safety, Genetec (AutoVu), Jenoptik, Motorola Solutions (including its Vigilant and fixed LPR solutions), Neology (including its PIPS Technology business), NDI Recognition Systems, PlateSmart Technologies, and Rekor Systems.

The market for software solutions to improve public safety agency workflows is both highly fragmented and highly competitive. Our cloud-based digital evidence management system, Axon Evidence, competes with both cloud-based platforms and on-premises based systems designed by third parties or developed internally by an agency's technology staff. Our competition includes 365Labs, Coreforce, FileOnQ, FotoWare, Genetec, Guardify, i-PRO, Motorola Solutions, NiCE, Omnigo, OpenText Corporation, Oracle, Revir Technologies, Safe Fleet, Veritone, and Vidizmo.

Key competitive factors in these product categories include product performance and reliability; product features (including live-streaming, GPS tracking, pre-event buffering, real-time alerting and license plate recognition accuracy); battery life and power options; ease of deployment and integration with existing infrastructure; product quality and warranty; total cost of ownership; data security, privacy and information workflows; interoperability with other public safety systems; company reputation and financial strength; and customer satisfaction and relationships.

Productivity and Real-Time Operations Software — Records Management System (“RMS”) and Axon Fusus: The RMS vertical area is competitive and highly fragmented. We have identified more than 50 software providers, including 365Labs, Beacon Software Solutions, Caliber Public Safety (parent, Harris Computer Systems), Central Square Technologies, CivicEye, Coreforce, Core Technology Corporation, CSI Technology Group, EForce Software, Executive Information Services, Hexagon, LawSoft, Mark43, Motorola Solutions, Niche Technology, Oracle, Saab, SmartCop, Sopra Steria, Southern Software, Sun Ridge Systems, Tyler Technologies and Versaterm. In addition, not all law enforcement agencies use software for report writing — some still use paper. We believe our network of camera sensors and digital evidence management platform give us a strategic advantage in these product categories. Our Real Time Crime Center Platform, Axon Fusus, competes both with real-time operations platforms that ingest body camera video feeds, like Genetec's Citigraf, Motorola’s CommandCentral Aware, Coreforce’s Real Time Intelligence, Flock Safety’s FlockOS, Hitachi Vantara’s Visualization Platform, and MIDL Technology, as well as platforms that ingest video feeds exclusively from surveillance cameras, like Hexagon's Connect, Live Earth and Spatialitics's GeoShield.

Emergency Communications Software — 911 Data, AI and Call Handling Platforms: Our emergency communications solutions are designed for public safety answering points (“PSAPs”) and emergency communications centers. Today, these offerings primarily consist of cloud-based applications that operate alongside existing 911 call-handling systems and provide AI-powered triage, supplemental data and multimedia streaming capabilities. These include real-time video and text from callers, enhanced device location information and AI-enabled transcription, translation, call summarization and post-call analytics, derived in part from technologies we acquired with Prepared. These offerings compete with both over-the-top data and AI platforms that integrate with incumbent 911 infrastructure and with more fully integrated Next Generation 911 (“NG911”) platforms.

Furthermore, our acquisition of Carbyne, a provider of cloud-native emergency communications platforms that combine NG911 call-handling, location and multimedia capabilities with AI and rich data integrations, extends our offerings more deeply into the core call-handling layer of the NG911 workflow. Refer to Note 20 in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

Our competition in this space includes CentralSquare Technologies (Vertex NG911 Call Handling), Hexagon AB (call-handling capabilities within its public safety platforms such as I/CAD and OnCall), Intrado Life & Safety (including its VIPER and Power 911 offerings), Motorola Solutions (including its VESTA 9-1-1, its other NG911 call-handling solutions and its Rave 911 suite), RapidSOS, Versaterm, and Zetron (MAX Call Taking), among other providers of NG911 call-handling, data and analytics platforms.

Key competitive factors in this product category include the reliability, resiliency and scalability of call handling and routing; support for NG911 standards and multimedia communications (including text, video, and rich device-generated data); the breadth and depth of integrations with computer-aided dispatch, mapping and other public safety software; the ability to leverage AI to assist telecommunicators, improve call-taking efficiency and quality assurance; cybersecurity and data privacy; the ability to integrate with a wide range of legacy and cloud-based PSAP infrastructure; ease and speed of deployment and migration from legacy systems; and overall total cost of ownership.

Draft One: The AI-enabled report narrative drafting space is relatively new but fast growing. We have identified several providers in this space, including Abel, Central Square Technologies’ Centerline AI, Clipr.ai, GovWorx, Karda Analytics, Mark43’s ReportAI, Motorola Solutions, Policereports.ai, and Truleo.

VR De-Escalation Training for Law Enforcement, Corrections and Private Security: Our VR Training platform competes with several other companies in the space who offer simulation scenarios, including simulated training on the use of both lethal and less lethal alternatives. Our competition in this space includes Adaptive VR, Apex Officer, Hologate, InVeris Training Solutions, Laser Shot, MILO, OperatorXR, Street Smarts VR, Ti Training Corp, V-Armed, VirTra and Wrap Technologies, among others.

Key competitive factors in this product category include scale of content library, integration to additional sensors and devices, ease of use, visual fidelity and realism, quality of immersion experience (enhanced by capabilities such as eye tracking and speech recognition) and portability.

Axon Air: Our end-to-end drone management software platform competes with several companies in the space who offer drone programs and flight management software solutions. Our competition in this space includes Auterion Ltd., BRINC Drones’ LiveOps, Flock Safety’s Aerodome, Motorola Solutions’ CAPE, Paladin Drones’ Watchtower, Versaterm’s DroneSense, and Votix, LLC. Key competitive factors in this product category include integration and compatibility with various drone hardware providers and other technology systems used by first responders (e.g., digital evidence management), drone program management and real-time situational awareness capabilities, intuitiveness of the user interface, the level of training and customer support provided (particularly for the drone-as-first-responder use case), the customization and flexibility allowed by the platform to meet specific operational needs and requirements of different customers (e.g., customizable flight restrictions) and the autonomy capabilities provided by the platform (e.g., creation of autonomous missions).

Our indoor tactical drone hardware platform, Sky-Hero, competes with several companies in the space, including BRINC, Cleo Robotics, Darkhive, DJI, Indoor Robotics, XTEND, FLIR and Flock Safety (through its acquisition of Uniform Sierra Aerospace). Key competitive factors in this product category include variety and weight limits of compatible payloads, battery life and associated flight range, maneuverability and size, autonomy and onboard intelligence (including ability to navigate in GPS denied environments), sensor and imaging technology, durability and robustness of the drone, cost and maintenance required, reliability and security of communication and control systems, the simplicity of the drone piloting user interface and the training required to operate the drones.

Dedrone: The counter drone space is fast growing and very fragmented. Within it, Dedrone competes with Advanced Protection Systems, Anduril, ApolloShield, ARTSys360, Aselsan, Belgian Advanced Technology Systems, Big Bang Boom Solutions, Bligther Surveillance Systems, BlueHalo, BSS Holland, CACI, Cerbair, Chess Dynamics, DEFSYS, Department 13, D-Fend, DroneDefence, Droneshield, Dynamite Global Strategies, DZYNE Technologies, EDGE, EdgeSource, Elbit Systems, ELT Group, ESG, Fortem Technologies, FN Herstal, General Atomics, Gradiant, Guardion, Havelsan, Hensoldt, Hertz New Technologies, IEC Infrared Systems, Indra, L3 Harris, Leidos, Leonardo DRS, LiveLink Aerospace, Lockheed Martin, Marduk, MBDA, MC2 Technologies, Meteksan Savunma, Metis, MSI Defense Systems, MyDefence, Northrop Grumman, NSO Group, Openworks, QinetiQ, Raytheon, Regulus, Rheinmetall, SAAB, SAIC, SAMI Advanced Electronics, Securiton, Sensofusion, Sentrycs, Sentry View Systems, Skycope, Skylock, Skysafe, SNC, Sopra Steria, SRC, Teledyne FLIR, Terma, Thales, TRD Systems, UAVOS, Unifly, Vector Solutions, Vigilant Drone Defense, Vorpal, Whitefox Defense, and Zen Technologies, among others.

Key competitive factors in this product category include the breadth and accuracy of detection sensors (e.g., pan-tilt-zoom cameras, radar, and acoustic) and multi-sensor fusion approaches, the chosen methodology for radio frequency-based detection (e.g., radio frequency signature matching or demodulation), integration of detection platforms with robust mitigation solutions (e.g., jammers, cyber-takeover, kinetic and high-energy), the capacity to improve detection through scale and continuous exposure to diverse drone makes and models in areas of high drone activity (e.g., urban centers, active war zones) and the seamless interoperability with existing security and defense ecosystems.

TASER for Professional Users: Our CEDs compete with a variety of less-than-lethal alternatives to firearms, including rubber bullets or rubber baton rounds, such as those made by Combined Systems, Inc.; pepper spray and pepper spray projectiles, such as those made by Byrna Technologies, Condor Non-Lethal Technologies, FN Herstal, PepperBall, and SABRE Corporation and Mace Security International; traditional stun guns, such as those made by UZI and Jolt; hand-held remote restraint devices involving a tether, such as those made by Wrap Technologies; laser dazzlers that cause temporary blindness, such as those made by B.E. Meyers & Co; stun grenades, such as those made by Combined Systems; long-range acoustic devices, such as those made by Genasys; and police batons and night sticks, such as those made by Monadnock and Armament Systems and Procedures. TASER devices offer advanced technology, versatility, portability, effectiveness, built-in accountability systems and low injury rates, which enable us to compete effectively against other less-than-lethal alternatives. TASER devices also offer connectivity to our cloud network, which allows law enforcement agencies and other professional users to more effectively manage their less-than-lethal programs and automate use-of-force reporting.

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

Bolt 2 and Pulse 2 are not stun guns, and have different capabilities, including neuromuscular incapacitation functionality. The broader market for personal safety and home defense is far-reaching, and categories range from threat detection and accountability (e.g., dash and doorbell cameras), to home security (e.g., home alarms, locks and response services) to personal defense (e.g., firearms, stun guns, TASER devices, pepper spray, tactical flashlights and personal alarms), to personal tracking and emergency notification mobile applications.

The primary benefit of TASER devices is in less-than-lethal incapacitation. Other competitive factors include a device’s cost, effectiveness, safety, ease of use, and available training options.

Non-Axon trademarks are property of their respective owners. Axon Air, Axon Evidence, Axon Fusus, Dedrone, Draft One, TASER, TASER Bolt, TASER Pulse, and StrikeLight are trademarks of Axon Enterprise, Inc., some of which are registered in the U.S. and other countries.
Seasonality
Our business operations are influenced by customer budget and technology adoption cycles. Additionally, new product introductions can significantly impact the cadence of net sales, product costs and operating expenses. A larger share of our annual bookings traditionally occurs in the fourth quarter. However, historical seasonal patterns, customer budgets or historical patterns of product introductions should not be considered reliable indicators of our future net sales or financial performance.
Governmental Regulation
U.S. and foreign laws and regulations govern matters central to our business, including privacy and data protection; regulation of certain of our conducted energy devices (“CEDs”) as firearms; telecommunications and spectrum use; export controls; government procurement; environmental and sustainability requirements; economic and trade restrictions; and other regulatory regimes applicable to our products and operations. The application and interpretation of these laws are subject to change and may vary across jurisdictions. See “Item 1A. Risk Factors – Legal and Compliance Risks” for additional information.

Radio Spectrum and Unmanned Systems
Certain of our products use radio spectrum to provide wireless voice, data and video communications and are subject to U.S. and foreign regulations governing spectrum use, equipment authorization, and operating requirements. Products incorporating wireless technology include Axon Signal-enabled CEDs and accessories such as the TASER 7 CED, Signal Performance Power Magazine (“SPPM”), and TASER 10 CED, as well as future wireless-enabled CEDs.
We also offer unmanned aerial and ground-based systems, as well as products that detect, identify, track or mitigate such systems, all of which operate on radio spectrum and are subject to evolving regulatory frameworks, many of which continue to develop without comprehensive standards.
Changes in spectrum allocation, licensing requirements, equipment authorization standards, operating restrictions, or regulatory interpretations could delay product certification or deployment, require product modification or recertification, increase compliance costs, limit functionality, or restrict sales in certain jurisdictions, which could adversely affect our business and financial results.
CED Products and Related Operations
Our CEDs are subject to federal, state, local, and international laws that affect their classification, sale, export, and use.

U.S. Federal Regulation: Most of our currently offered CEDs are not classified as firearms by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) because they do not expel projectiles by the action of an explosive. However, the TASER 10 CED is classified as a firearm under the Gun Control Act of 1968 due to its propulsion design. Accordingly, the Company must maintain a federal firearms license to manufacture and sell the TASER 10 CED and is subject to ATF compliance inspections.

If the TASER 10 CED is made available to private citizen or enterprise customers, demand could be reduced because purchasers would be required to comply with applicable firearm transfer requirements. Changes in laws, regulations, or interpretations could result in additional products being classified or reclassified as firearms, which could adversely affect sales.
Export Controls and International Regulation: Our CEDs are classified as “crime control” products by the U.S. Department of Commerce (“DOC”), and exports from the U.S. generally require a DOC export license, except for sales to Canada. Delays in obtaining export licenses or classifications could adversely affect international sales. Although the TASER 10 CED is regulated by the ATF for domestic sales, its export classification remains consistent with other TASER CED models.

Certain aspects of CED development and production constitute controlled “technology” under U.S. export regulations. Access by foreign national employees within the U.S. may therefore require “deemed export” licenses. Failure to obtain required licenses could impair research, development, or production activities.

Foreign jurisdictions may restrict, regulate, or prohibit the importation, sale, possession, or use of CEDs. Certain jurisdictions treat our products as controlled or prohibited weapons under applicable arms brokering laws, which may require licenses that are discretionary and not guaranteed.

State and Local Regulation and Supply Chain Regulation: State and local governments may restrict the sale or use of CEDs, and changes in use-of-force laws or firearm classifications may affect demand, particularly for products such as the TASER 10 CED.

Our global supply chain and foreign operations are subject to evolving regulatory requirements, including import controls, licensing, recordkeeping, modern slavery and human rights disclosure laws, and related compliance obligations.

Federal Procurement Regulations
Our U.S. government business is subject to procurement regulations, including the Federal Acquisition Regulation, and related socioeconomic and statutory requirements. These requirements increase compliance costs and may affect the terms and conditions under which we provide products and services to government customers.

Privacy and AI Regulation

We are subject to evolving U.S. and foreign laws governing the collection, processing, storage, and transfer of personal and sensitive information, as well as the development and deployment of AI systems. AI capabilities are integrated across our product portfolio, and we market AI-enabled functionality to customers as part of our long-term product strategy. As a result, regulatory developments affecting AI systems may directly impact our products and services.

In providing solutions to public safety agencies, we process sensitive law enforcement and evidentiary information, increasing the potential impact of unauthorized access, disclosure, or misuse.

Certain jurisdictions restrict cross-border data transfers or impose data localization requirements, which could affect our operations. For example, the European Union’s (“EU”) General Data Protection Regulation and AI Act impose compliance obligations relating to personal data and AI system deployment. In the U.S., laws such as the California Privacy Rights Act provide enhanced consumer protections and create private rights of action for certain data breaches. Compliance with these and similar laws has required, and may continue to require, significant resources and may expose us to regulatory enforcement, litigation, and other liability.

Environmental Regulations
We are subject to U.S. and foreign environmental laws that restrict certain substances in our products and may impose end-of-life management obligations. These include EU directives governing hazardous substances and waste electrical and electronic equipment, as well as similar regimes in other jurisdictions.

Regulators are increasingly focused on per- and polyfluoroalkyl substances (“PFAS”), which may be present in certain products. Laws addressing reporting, restriction, or phase-out of PFAS are under consideration or being implemented.

Additional sustainability and climate-related disclosure requirements have been enacted or proposed in jurisdictions in which we operate, including the EU Corporate Sustainability Reporting Directive, the UK Streamlined Energy and Carbon Reporting regime, and California SB 253 and SB 261.

Human Capital Resources
We attract, retain and motivate top talent by offering equitable opportunities for growth and development, supported by strong compensation and benefits. As of December 31, 2025, we had more than 5,100 full-time employees and more than 1,200 temporary employees (which include contractors, interns and individual consultants). During 2025, the number of our full-time employees increased by approximately 1,000 or 24%, primarily in our sales and R&D organizations. Employee growth was further driven by our acquisitions that were completed in the year.
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
We hire, evaluate, and promote employees based on merit, skills, and performance. We prioritize career advancement and internal mobility through mentorship and rotational programs, as well as access to self-directed virtual training platforms, role-specific on-the-job learning opportunities, and leadership and technical skill-building workshops. Our focus on development, combined with competitive benefits, enabled us to close the year with a regrettable attrition rate2 of less than 1.0%, below our annual goal of 1.0%. Employees reported a higher than 88% satisfaction score for feeling proud to work at Axon during our 2025 employee engagement survey and an 84% satisfaction score on recommending Axon as a great place to work.
The health and safety of our employees is of utmost importance. We conduct regular audits to ensure compliance with our health and safety guidelines and regulatory requirements. Our ultimate goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety programs.
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
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed with or furnished to the SEC are available free of charge on our website at http://investor.axon.com as soon as reasonably practicable after we electronically file with or furnish to the SEC such material. We routinely post information that may be important to investors on our website at http://investor.axon.com and https://www.axon.com/newsroom, and we use these websites as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The information on our websites, including information about our trademarks, is not incorporated by reference into or otherwise a part of this Annual Report on Form 10-K. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors
Risk Factor Summary
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risks we face, which are set forth more fully below.
Strategic Risks
•We substantially depend on continued acceptance of our products and services by law enforcement agencies worldwide, and any reduction in demand could materially adversely affect our business.
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
•Acquisitions of, or investments in, other products, technologies or businesses could disrupt our business, dilute shareholder value, or adversely affect our operating results.
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
•If our security measures or those of our third party providers, including cloud storage providers, are breached, resulting in unauthorized access to our or our customers’ data, it could undermine confidence in our network, data centers, and services leading to reduced customer use of our products and services and significant legal and financial exposure and liabilities.
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
•Failure to comply with federal, state, or local regulations applicable to our firearm product, the TASER 10 CED, could result in governmental actions or litigation, potentially harming our business prospects, operating results and financial condition.
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
Legal and Compliance Risks
•We may face personal injury, wrongful death, product liability and other liability claims that could harm our reputation and adversely affect our business prospects, operating results and financial condition.
•Other litigation, government inquiries and regulatory actions may result in significant costs and judgments and divert management attention from our business.
•We have in the past and may in the future be subject to intellectual property infringement and other claims, which could incur substantial litigation costs, result in significant damages awards, inhibit our use of certain technologies and divert management attention from our business.
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
•The 2027 Note Hedge and Warrant transactions may impact the value of our common stock.
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
Strategic Risks
We substantially depend on continued acceptance of our products and services by law enforcement agencies worldwide, and any reduction in demand could materially adversely affect our business.
Our largest customer vertical is U.S. federal, state and local law enforcement. Axon has a customer relationship with a substantial number of federal, state and local law enforcement agencies in the United States. At any point, whether or not related to the performance of our products and services, law enforcement agencies may elect to no longer purchase or use our CEDs or other products and services. For example, we believe that in the past our sales were adversely impacted by negative coverage and publicity surrounding our products and services and their use and this could occur in the future, including as a result of factors beyond our control. If law enforcement agencies materially reduce or discontinue purchases of our products and services, our business prospects, operating results and financial condition will be materially adversely affected.
We substantially depend on sales of our CEDs, and if these products do not continue to be widely accepted, our growth prospects, operating results and financial condition will be diminished.
We derive a significant portion of our revenues from sales of CEDs and related products and services, whether sold individually or as part of a subscription plan offering. We anticipate that these products will continue to account for a significant portion of our revenue for the foreseeable future. If we cannot continue to meet customer demands or achieve more widespread market acceptance of these products, our business prospects, operating results, and financial condition will be materially adversely affected.
Additionally, our CEDs and other offerings or products could fail to maintain or attain sufficient customer acceptance for many reasons, some of which are beyond our control, including:
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
•failure to offer complementary products that enhance the functionality of our offerings;
•introduction or anticipated introduction of competing products; and
•budget constraints or other limitations for our customers.
A decrease in the selling prices of or demand for these products, or failure to maintain broad market acceptance, could significantly harm our competitive position, and adversely affect our business operating results and financial condition.
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
Additionally, customers’ requirements for these products are complex and varied. If we cannot develop scalable solutions that can be consistently configured for customers with minimal effort or maintain sufficient professional service resources to configure our products to meet the requirements of large numbers of customers in a timely and cost-effective manner, our ability to broadly scale SaaS solutions could be negatively impacted, and our business prospects, operating results and financial condition could be negatively impacted.
We cannot assure you that new products or product features will achieve market acceptance. If we fail to develop new products or new product features on a timely basis that achieve market acceptance, our business, financial results and competitive position could be adversely affected.
We face risks associated with rapid technological change and new competing products.
The technology associated with law enforcement devices and software is rapidly evolving. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete. In particular, AI and machine learning technologies are rapidly developing and as these technologies are incorporated into our products and the operations of our customers, the pace of change has in the past and may in the future continue to accelerate. Additionally, we expect our products to meet and keep pace with evolving security standards and requirements of our industry and customers, including those of the U.S. federal government and international governments. While we have some patent protection in certain key areas of our Axon devices, CEDs and SaaS technology, new technology may result in competing products that operate outside our patents and could present significant competition for our products, which could adversely affect our business, financial results and competitive position. Additionally, our competitors may develop competing technologies or products with superior features or lower costs, respond more quickly to emerging technologies, conduct more extensive marketing campaigns, or otherwise compete more effectively than we do. If we cannot compete effectively, our business and financial results could be adversely affected.
Negative publicity could adversely impact sales, which could cause our revenues or operating results to decline.
Our business depends on the reputation of the Axon brand. If we are unable to maintain the position of the Axon brand, our business may be adversely affected by diminishing the appeal of the brand to our customer base, resulting in lower sales and earnings.
Our reputation and our brands have in the past been, and could in the future be, damaged by negative publicity, whether or not merited. Negative publicity could relate to our company, our brands, our products, or other aspects of our business. We could experience negative publicity (which may be raised by consumer advocacy groups, third party interest groups, investors, employees or other stakeholders) for a variety of reasons, including product safety issues, threatened or pending legal or regulatory proceedings, product claims, advertising and promotional practices, sustainability or policy issues, materials sourcing or cybersecurity incidents. Negative publicity that damages one of our brands could be compounded by having an adverse effect on our other brands or our company as a whole.
In addition, unfavorable media or investor and analyst reports related to our industry, company, brand, marketing, personnel, operations, business performance, or prospects may affect our common stock price and the performance of our business, even if the publicity is not directly related to our company or our brands and even if the publicity is not accurate. Furthermore, the speed at which negative publicity is disseminated has dramatically increased through use of electronic communication, including social media outlets, websites and other digital platforms. Additionally, our employees' use of digital or social media platforms in ways that may not be aligned with our digital or social media policies could damage our reputation or brands. Our success in maintaining and enhancing our brand depends on our ability to adapt to rapidly changing media environments. Adverse publicity or negative commentary from any media outlet could damage our reputation, require us to expend substantial resources to remedy the damage or reduce the demand for our products and services, adversely affecting our business and financial results.

Acquisitions of, or investments in, other products, technologies or businesses could disrupt our business, dilute shareholder value, or adversely affect our operating results.
Our business strategy has included, and may continue to include, acquiring or investing in complementary products, technologies, or businesses. Identifying, negotiating, and completing these transactions can be time-consuming, difficult, and expensive. In some cases, our ability to close such transactions depends on obtaining third party approvals, which are beyond our control. As a result, there can be no assurance that any announced acquisition or investment, will close on the anticipated timeline or at all.
Acquisitions and investments may present unforeseen operating, financial, or compliance challenges. Many of these challenges may arise from actions, omissions, business practices, contractual arrangements, or operational decisions of the acquired business or investee entity that occurred prior to or independently of our ownership or involvement. Integrating acquired personnel, operations, systems, technologies, and products or effectively managing the combined business can be complex, costly, and disruptive. Our ability to identify and assess material risks and liabilities through due diligence may be limited, particularly where sellers restrict access to information, transaction timelines are compressed, or we acquire a non-controlling interest. Anticipated benefits of such transactions may not materialize due to factors such as:
•inability to integrate or profitably benefit from acquired products, technologies (including AI and machine learning models), or businesses; inherited risks associated with AI or machine learning models (including model performance limitations, bias, explainability challenges, or reliance on training data) that may be incomplete, inaccurate, or subject to regulatory restrictions;
•failure to obtain required regulatory approvals, clearances or certifications;
•exposure to unexpected regulatory obligations, including those related to export controls, data protection, AI, or product safety, which could require significant investment to satisfy;
•unanticipated costs, liabilities, or risks related to litigation (including intellectual property claims and disputes, government inquiries, or regulatory actions); exposure to actual or alleged intellectual property infringement, misappropriation, or other intellectual property claims arising from the technologies, products, software, data, or business practices of an acquired company or an entity in which we hold a minority investment (including claims that pre-date our acquisition or investment, discontinuation of products, modification of technologies, commencement of licensing arrangements on unfavorable terms, or payment of damages, settlements, or ongoing royalties);
•identification of previously unknown cybersecurity vulnerabilities in acquired technologies that expose us to security or privacy risks;
•cultural misalignment with the acquired company, disruptions to our workplace environment, or adverse impacts on investor perception;
•unionization, labor organization efforts, or grievances leading to work stoppages, strikes, or operational disruptions;
•difficulties integrating accounting, financial reporting, and internal control systems, consistent with our corporate standards and the requirements of the Sarbanes-Oxley Act of 2002;
•difficulties supporting legacy products, software, or infrastructure of the acquired business;
•challenges aligning the acquired company’s revenue recognition policies and forecasting methods;
•write-downs or impairment of goodwill or other intangible assets if the acquired business underperforms expectations;
•credit risks, or other financial impacts associated with acquired customers or contractual obligations;
•challenges transitioning acquired customers to our systems, processes, and contractual terms, including risks related to contract assignability or change-of-control provisions;
•loss, modification, or non-renewal of government contracts, framework agreements, or sole-source arrangements following a change of control or integration into our operations;
•diversion of management’s attention and critical resources away from existing business priorities;
•disruption to relationships with existing customers, suppliers, or strategic partners;
•supply chain, manufacturing, or sourcing disruptions affecting acquired businesses;
•difficulties scaling manufacturing capacity, production volumes, or supply chain operations of acquired businesses;
•loss of key employees of the acquired business; and

•exposure to adverse tax consequences, deferred compensation or employment-related liabilities, or depreciation charges associated with the acquired assets.
In the case of minority or non-controlling investments, we may have limited ability to influence the strategic direction, governance, regulatory compliance, risk management, or operations of the investee business, may be subject to conflicts with other shareholders or founders, and may receive less timely or less complete information regarding the investee’s performance or risks.
We may finance acquisitions or investments through the issuance of equity or debt. The issuance of equity could dilute existing shareholders, and the issuance of debt could reduce liquidity or increase leverage and interest expense. Debt financing activities may also include restrictive covenants or repayment obligations that limit operational flexibility or our ability to pursue additional strategic transactions.
Significant acquisitions typically result in the recognition of goodwill and other intangible assets. If the acquired business does not perform as expected, we may be required to record non-cash impairment charges, which could materially affect our operating results and financial condition.
We cannot assure you that the anticipated benefits of any acquisition or investment will be realized, that projected synergies will materialize, or that we will not be exposed to unknown liabilities or risks. Integrating new assets, operations, or personnel is inherently uncertain and resource intensive. If we fail to successfully integrate or manage the acquired businesses or investment, including effectively addressing the risks described above, or if anticipated benefits do not outweigh incurred costs, our business prospects, operating results, and financial condition could be materially adversely affected.
We may not successfully manage our growth or plan for future growth.
Since our founding in 1993, we have experienced rapid growth. The growth and expansion of our business places a continuous and significant strain on our management, operational, and financial resources. Our operations, including our customer base, third party relationships, information technology systems, and internal controls and procedures may not be adequate to support further growth. Managing our growth will also require significant expenditures and allocation of valuable management resources, including the challenges of integrating, developing, and motivating a growing employee base in various countries around the world.
Our rapid growth may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business could be harmed.
Operational Risks
Unavailability of materials or higher costs could adversely affect our financial results.

We depend on U.S. domestic and international suppliers for the delivery of components used in the assembly of our products. Our reliance on third party suppliers creates risks, including our ability to obtain adequate supply of components or sub-assemblies and both single or sole-source components used in the manufacture of our products. Further risks include reduced control over pricing and timing of delivery of components and sub-assemblies and potential effects of evolving international trade controls or other government-imposed supplier restrictions. We depend on suppliers of machined parts, injection molded plastic parts, printed circuit boards, semiconductors, custom wire fabrications and other custom and off-the-shelf parts for our products. Although we may implement long-term agreements with strategic suppliers to mitigate the risk of supply continuity, disruptions remain possible. However, for molded materials, because we own substantially all of the injection molded component tooling used in their production, we believe we could obtain alternative suppliers in most cases. We have programs to hold additional materials (such as resins, battery components, major semiconductors and other critical components) to mitigate supply interruptions and better manage costs.
Additionally, if our suppliers do not allocate sufficient production, decommit from agreed supply levels, or inaccurately forecast demand, we may face reduced access to components and need to secure new suppliers. As the scale of our hardware production increases, we need to accurately forecast, purchase, warehouse and transport components at high volumes to our manufacturing facilities. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, we may incur costs related to unexpected production disruption, storage, transportation, expedite, and write-offs, which may harm our business prospects and financial condition.

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
A significant number of our raw materials or components comprise petroleum-based products or incur some form of landed cost associated with transporting the raw materials or components. Our freight and import costs and the timely delivery of our products could be adversely affected by the materialization or re-emergence of a number of factors that could reduce the profitability of our operations, including, for example: higher fuel costs; supply chain shortages; potential port closures or shipping disruptions; customs clearance issues; increased government regulation or regulatory changes for imports of foreign products into the United States and exports from foreign sources; and delays created by war, terrorist attacks or threats, public health issues, national disasters or work stoppages. We are also subject to supply chain disruption if any of our suppliers violate legislation that bans the import of goods based on their method of production, such as using forced labor or sanctioned raw material suppliers. This may also result in negative publicity regarding our production methods, and alleged unethical or illegal practices of any of our suppliers could adversely affect our reputation. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition. For example, there have been and may continue to be disruptions in the semiconductor supply chain that could negatively impact our ability to make our products.
As significant tariffs or other restrictions continue to be placed on foreign imports by the United States, our sales and results of operations may be harmed. Recently, the U.S. government has indicated its intent to modify U.S. trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also imposed or has indicated its intent to impose increased tariffs on foreign imports into the United States, particularly from the People’s Republic of China (“PRC”), Mexico, and Canada. Such tariffs could have a significant impact on our business, particularly the importation of products used in our business that are manufactured outside the United States, which have resulted and could result in retaliatory tariffs imposed on products we export. We also source certain raw materials from foreign countries, as do some of our suppliers. The implementation of tariffs and trade restrictions as well as changes in trade policies between the United States and such foreign countries have resulted and could continue to lead to increases in our supply costs and make it more difficult to obtain suppliers and may have an adverse effect on our supply chain from a cost and sourcing perspective. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. Finally, tariffs and international trade arrangements may continue to change, potentially without warning and to an extent that is difficult to predict. Changing tariff rates and shifting trade regulations may create significant uncertainty for vendors, consumers, and us; may increase our merchandise costs; negatively impact consumer demand for our products and services; or otherwise negatively impact our operating results. We may not be able to forecast such impacts accurately. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. Increased tariffs or trade restrictions implemented by the United States could have a material adverse effect on our business prospects, operating results and financial condition.
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
Without the timely and cost-effective introduction of new products, services, and enhancements, our offerings will likely become less competitive over time, in which case our competitive position and operating results could suffer. New products and services, and enhancements to existing products and services, can require long development and testing periods and significant investment, including substantial R&D, development of different engineering and manufacturing workflows, and adjustments to our data and analytics infrastructure. Our focus on our SaaS platform also presents complex development issues. Significant delays in new product or service releases or problems in creating new products or services could adversely affect our business, growth prospects, operating results, financial condition, and competitive position.
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
If our security measures or those of our third party providers, including cloud storage providers, are breached, resulting in unauthorized access to our or our customers’ data, it could undermine confidence in our network, data centers, and services leading to reduced customer use of our products and services and significant legal and financial exposure and liabilities.
Security breaches of our products and services could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ data. Additionally, breaches of our network or data security measures or those of our third party providers—including cloud storage providers, suppliers and vendors—could disrupt the security of our internal systems and business applications, impair our ability to provide products and services to our customers, result in product development delays, result in theft or misuse of our intellectual property or other assets, require us to allocate additional resources to improve technologies, or otherwise materially adversely affect our business. Supply chain vulnerabilities, such as compromised third party software, hardware, or components, could further expose our systems to cyber risks that could materially adversely affect our business.
Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, grow more complex over time, and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Delayed detection of sophisticated threats could allow attackers to remain undetected for extended periods, increasing potential damage to our operations, intellectual property, and customer data. Moreover, our security measures and those of our third party service providers or customers may not immediately detect such security breaches. Although we have developed systems and processes that are designed to protect our data and user data, and to prevent or detect data loss and security breaches, we have been in the past and are likely to remain a frequent target of cybersecurity intrusion attempts and we cannot assure that such measures will provide absolute security. We have in the past and may in the future incur significant costs to protect against or remediate cyber attacks.
We also face increasing and evolving disclosure obligations related to cyber and other security events. Despite rigorous processes, we risk failing to meet existing or future disclosure obligations or having our disclosures misinterpreted. National security or public safety considerations may also affect, or in limited instances prevent, public disclosure of a cybersecurity incident.

We devote significant resources to engineer secure products and ensure security vulnerabilities are mitigated, and we require our third party service providers to do so as well. Remote-work arrangements may increase our exposure to cyber attacks due to vulnerabilities in unsecured devices, networks, and employee environments. Breaches could occur during transfer of data-to-data centers or at any time, and result in unauthorized physical or electronic access to data. Third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information to gain access to our data or our customers’ data. Additionally, hackers may develop and deploy viruses, worms and other malicious software programs that attack or gain access to our networks and data centers. Recent developments in the threat landscape include the use of AI and machine learning by attackers to automate, enhance, and evade detection during cyber attacks, along with an increased number of cyber extortion and ransomware incidents. These attacks may involve higher financial ransom demands and demonstrate increasing sophistication, including novel ransomware techniques, diverse methodologies, and advance capabilities such as adaptive malware and deepfake-enabled phishing schemes. Increasing socioeconomic and political instability in some countries has heightened these risks. In addition, retaliatory acts by foreign governments in response to Western sanctions could include cyber attacks that could directly or indirectly impact our operations.
A security breach could expose us to a risk of loss or inappropriate use of proprietary and sensitive data, or the denial of access to such data. A real or perceived security breach could also result in reduced confidence in the security of our products and services, damage our reputation, disrupt our business, subject us to third party lawsuits, regulatory fines or investigations or otherwise subject us to legal liability, significantly harm our business prospects, operating results and financial condition. Even the perception of inadequate security may damage our reputation and negatively affect our ability to attract or to win new customers or retain existing customers.
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
We offer systems and tools that incorporate AI technologies, including generative AI, for our customers. We also leverage and expect to continue leveraging AI-based technologies for internal use to drive efficiency. As with many new and emerging technologies, AI presents numerous risks and challenges to our internal business operations and our customers. For example, unexpected failures or inaccuracies in AI-driven systems could expose our customers to operational risks, particularly in high-stakes use cases such as law enforcement or public safety.

The development, adoption, integration and use of generative AI technology remains in the early stages and consequently, our AI technology may contain material defects or errors. Additionally, ineffective or inadequate AI or generative AI governance, development, use or deployment practices, including businesses we have acquired. or third parties could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be (or perceived to be) based on datasets that are biased or insufficient. Biases in AI models could result in discriminatory outcomes, eroding trust among customers and communities we serve.
Any latency, disruption, or failure in our AI systems, third party AI systems that we utilize, or infrastructure could cause delays or errors in our offerings. Additionally, inadequate governance, testing, or quality assurance processes could result in flawed deployments, including those that result in physical harm or which produce erroneous or harmful outputs that may damage our reputation and expose us to legal liabilities. Correcting such defects or errors may be costly and time-consuming and could harm our business. Failure to adequately train customers or employees on the use and limitations of AI-driven features could also compound these risks. Thoroughly testing generative AI models is challenging due to their complexity and the unpredictability of their outputs. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. There also may be real or perceived social harm, environmental harm, unfairness or other outcomes that undermine public confidence in the deployment and use of AI. Furthermore, third parties may deploy AI technologies in a manner that reduces customer demand for our products and services. Competitive pressures may also drive rapid AI development or deployment, increasing the risk of releasing inadequately tested or unreliable features. Any of the foregoing may result in decreased demand for our products and services or harm to our business, financial results, or reputation.
The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, particularly in areas of intellectual property, cybersecurity, privacy, and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to our development, deployment, and use of AI. Cyber attacks that use AI may also become increasingly frequent and effective. Additionally, third parties that license AI technologies to us may impose unfavorable licensing terms or terminate the licenses altogether, requiring us to seek licenses from alternative sources to avoid disruptions in feature delivery.
Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational costs and constrain our ability to develop, deploy or use AI technologies. In part due to our global scope and law enforcement customer base, we may face heightened scrutiny and regulatory requirements, which could further increase compliance costs and limit our ability to develop, deploy or use our AI solutions or other AI technologies. For example, the AI Act in the European Union imposes compliance requirements on a variety of AI uses by law enforcement, as well as on the companies that develop those products, including us. Other jurisdictions may adopt similar measures in the future. In the future, we may voluntarily or involuntarily initiate recalls if our products are determined by us or a regulatory authority to be noncompliant with applicable laws and regulations. Such recalls, whether voluntary or involuntary, could result in significant expense, supply chain complications, and may harm our brand, business, prospects, financial condition and operating results. Please also see “Operational Risks—Defects in our products could reduce demand for our products or result in product recalls and result in a loss of sales, delay in market acceptance, and damage to our reputation” for additional information.
We may also face increased scrutiny regarding data privacy and security risks related to the data we use to train and evaluate AI models, as breaches or misuse of this data and associated terms and conditions could expose us to significant liabilities. Additionally, there remains a significant risk in the nature of data used by third party providers to train the AI models we rely on, including whether such third party providers have trained AI models on data that they lacked rights to. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.
Defects or disruptions in our services could impact demand for our services and subject us to substantial liability.
We rely on third party cloud service providers located in the United States and other countries to deliver our cloud services. The use of these cloud service providers gives us greater flexibility delivering a tailored, scalable customer experience, but also exposes us to additional risks and vulnerabilities. Lack of availability of this infrastructure could result from technical failures, natural disasters, fraud or security attacks that we cannot predict or prevent. Interruptions in our services, or loss or corruption of digital evidence, may reduce our revenue, require us to issue credits or pay penalties, expose us to litigation, lead customers to terminate their subscriptions, and adversely affect our renewal rates and ability to attract new customers.

Our business may also be harmed if our customers and potential customers believe our services are unreliable. Since our customers use our services for important aspects of their operations, any errors, defects, service disruptions or other performance problems could hurt our reputation and damage our customers’ operations. Additionally, the inability to recover or restore lost or corrupted digital evidence in a timely manner could result in significant reputational damage. This risk is particularly acute for law enforcement and public safety customers, where service reliability is critical, and disruptions could have serious operational or legal consequences. As a result, customers could elect not to renew our services or to delay or withhold payment. Delayed resolution of service outages or technical defects could also lead to prolonged dissatisfaction and erosion of customer trust. We could also lose future sales or customers may make warranty or other claims against us, which could result in increased warranty expense, longer collection cycles, reduced collectability of accounts receivable, reduced conversion of contract assets to cash, and increased expense and risk of litigation.
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
We have significant international operations and plan to continue growing internationally by acquiring existing entities and establishing new legal entities in additional markets. In certain international markets, we have limited operating experience and may not benefit from first-to-market advantages or otherwise succeed. Our international operations expose us to additional risks, including:
•restrictions on foreign ownership and investments, and foreign exchange controls, could limit our ability to repatriate cash earned in countries outside the United States;
•import and export requirements, tariffs, evolving interpretations and enforcement of U.S. Customs and Border Protection regulations and trade laws, trade disputes, product certification mandates, sanctions, foreign regulatory requirements, and government-imposed supplier restrictions could hinder our ability to offer products or services in certain countries or obtain necessary parts and components to manufacture products, increase associated costs such as duties, taxes, and compliance expenses, or lead to shipment holds, reclassification of goods, or changes to importer-of-record requirements;
•longer payment cycles in certain countries, heightened credit risk, and higher instances of payment fraud;
•uncertainty regarding liability for our products and services, including uncertainty resulting from local laws and lack of legal precedent; and
•differing labor laws and customs, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences
Our suite of products is export-controlled under both U.S. and international regulatory bodies. Changes in U.S. foreign policy, foreign governmental status, and international human rights policy objectives may impact Axon’s ability to obtain licenses for a given destination or customer.

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
Our suppliers may themselves be subject to export controls or other trade restrictions on the materials and components they provide, including controls imposed by their countries of origin. In addition, increased use by the PRC of foreign “entity lists,” modeled in part on U.S. and other Western trade controls, could restrict Axon’s ability to import components or materials sourced from the PRC. Components or other items that are incorporated into our weapons or defense articles may also become subject to export controls in their originating jurisdictions based on their ultimate end use, which could further disrupt supply chains, delay production, or increase costs.
We depend on our ability to attract and retain our key management, sales and technical personnel.
Our success depends upon the continued service of our key management personnel, including Patrick Smith, our Chief Executive Officer. Although we have entered into employment agreements with our key personnel, including Mr. Smith, these agreements have no specific duration and constitute at-will employment, which means they may terminate their employment with us at any time. Additionally, we do not maintain any key person insurance on any of our officers or employees. Any changes in our senior management team, even in the ordinary course of business, may be disruptive to our business. Such changes may result in a loss of institutional knowledge and may cause disruptions to our business. Losing any member of our existing senior management team could also damage key seller relationships, lead to unanticipated replacement, recruitment and training costs, and make it more difficult to operate our business and achieve our business goals. Additionally, if our senior management team fails to work together effectively or execute our plans and strategies on a timely basis as a result of management turnover or otherwise, our business could be harmed.
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
Failure to comply with federal, state, or local regulations applicable to our firearm product, the TASER 10 CED, could result in governmental actions or litigation, potentially harming our business prospects, operating results and financial condition.
The TASER 10 CED is primarily regulated by the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”), which regulates the manufacture, sale and import of firearms in the United States primarily under the National Firearms Act of 1934, the Gun Control Act of 1968, and the Firearms Owners’ Protection Act of 1986, each as amended from time to time.
The ATF conducts periodic audits of our facilities that hold federal firearms licenses. If we fail to comply with ATF rules and regulations, the ATF may limit our activities or growth related to the TASER 10 CED, fine us, or, ultimately, suspend our ability to produce and sell the TASER 10 CED product line. Such audits may also expose operational inefficiencies or cause delays affecting production timelines or permitting. Also, various state and local laws, regulations, and ordinances relating to firearm characteristics, features and sales govern the TASER 10 CED product line. Axon and local distributors must comply with state and local laws, regulations, and ordinances pertaining to firearm and magazine sales in the jurisdictions where the TASER 10 CED is sold. Non-compliance with such laws, regulations, or ordinances could expose us to legal liability, reputational harm, and additional costs with remedying violations. Additionally, certain TASER 10 CED components are regulated for import into the United States by the ATF and are subject to ATF import permits that limit Axon’s ability to source from some suppliers and reduces supply chain flexibility. Supply chain constraints or an inability to source TASER 10 CED components could have a material adverse effect on our operating results and financial condition.
Federal and state legislatures frequently consider legislation relating to the regulation of firearms, including the amendment or repeal of existing legislation. Existing laws may also be affected by future judicial rulings and interpretations. These possible changes to existing legislation or the enactment of new legislation may seek to restrict firearm design or features, mandate specific technologies, remove existing legal defenses, impose minimum age requirements, or restrict the sale or ownership of certain firearms or accessories. In addition, evolving public sentiment or political pressure regarding firearm regulation could impact customer demand for TASER 10 CEDs, especially in jurisdictions with stricter firearm laws. Such restrictions or bans could have a material adverse effect on our business prospects, operating results and financial condition.
Failure to maintain effective internal control over financial reporting may adversely affect our ability to report our financial condition and operating results in a timely and accurate manner, which may cause investor confidence in our company to diminish and the value of our common stock to decline.
Preparing our consolidated financial statements involves many complex manual and automated processes, which depend on individual data input or review and require significant management judgment. The increasing complexity of our operations, including growth in international markets and expansion of product offerings, further heightens the risk of control deficiencies. Acquired businesses may have insufficient internal controls, which may have been identified or unidentifiable during diligence, that could require significant remediation efforts and create additional risks of financial misstatements during integration. One or more of these processes may result in errors that may not be, and in the past have not been, immediately detected and could result in a material misstatement or other errors in our consolidated financial statements, particularly when implementing new systems, processes, or complex accounting standards. The Sarbanes-Oxley Act of 2002 requires, among other things, that as a publicly traded company we disclose whether our internal control over financial reporting and disclosure controls and procedures are effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we continually undertake steps to improve our internal control over financial reporting as our business changes, we may not be successful in making the improvements and changes necessary to be able to identify and remediate control deficiencies or material weaknesses on a timely basis. We have successfully remediated the previously identified material weakness related to our convertible debt arrangement as of June 30, 2025, but we have not yet remediated the previously identified material weakness related to revenue recognition as of December 31, 2025. Refer to Item 9A of this Annual Report on Form 10-K for additional details. If we cannot successfully remediate identified control deficiencies, including any current or future material weaknesses in our internal control over financial reporting: the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we could face difficulty forecasting our financial results accurately, impacting decision-making by investors and analysts; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments’ covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults under our debt instruments; and our common stock price may decline.
Our revision and our restatement of previously issued consolidated financial statements may adversely affect investor confidence and could result in regulatory actions and stockholder litigation.
We have previously revised certain of our previously issued financial statements to correct errors related to our historical conclusions of principal vs. agent accounting under Accounting Standards Codification, Revenue from Contracts with Customers (“ASC 606”). Furthermore, as described in our amended 2024 Annual Report on Form 10-K/A, we have restated certain of our previously issued financial statements to correct an error related to the classification of the 2027 Notes between current liabilities and long-term liabilities. These items may have the effect of eroding investor confidence in our financial reporting and harming our reputation.
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
Our strategy includes maintaining a significant portion of our business through a subscription model, which aligns with the municipal budgeting process of our customers and allows for multiple product offerings to be combined into existing subscriptions. This approach differs from a traditional hardware sale, where the entire hardware payment is commonly invoiced upon shipment, by spreading payments over the subscription or installment period. While this model provides predictable recurring cash flows, it may adversely impact liquidity because cash is received over time rather than upfront.
We record an estimate of expected credit losses and perform ongoing reviews of trade accounts receivables. However, if we become aware of information related to the creditworthiness of a major customer, or if future actual default rates on receivables differ from those currently anticipated, we may have to adjust our expected credit loss reserve. Such adjustments could negatively impact earnings and require additional resources for collections or restructuring customer payment terms. Furthermore, our reliance on municipal and government customers may heighten the risk of delayed payments during periods of political or economic instability, such as government shutdowns or reduced tax revenues. Any of these factors could adversely affect our business prospects, operating results and financial condition.
Our gross margin depends on many factors, including our product mix, cost structure, and acquisitions we may make, any of which could cause our gross margin to fluctuate.
Our gross margin could decline in future periods due to various factors, including:
•changes in product mix;
•changes in shipment volume;
•increased warranty costs;
•sales discounts;
•expanding into new markets or lower-margin markets, including through acquisitions or internal development;
•higher production costs;

•increases in materials, labor, manufacturing, or supply chain logistics costs;
•excess inventory and obsolescence charges;
•increased amortization of purchased intangible assets, including from acquisitions; and
•how well we execute on our strategy and operating plans.
Any of these factors could result in significant fluctuations in our gross margin. Such variability could lead to our inability to meet internal expectations or those of securities analysts or investors for a particular period. Failure to meet or exceed such expectations may adversely affect the market price of our stock.
Revenue for our SaaS products is recognized over multi-year contract terms, which may delay the reflection of new business in our operating results.
Our SaaS revenue is generally recognized ratably over the terms of the contracts. As a result, most of the SaaS revenue we report each quarter is the result of agreements entered into during previous quarters. Consequently, current trends, whether positive or negative, may not be fully reflected in our revenue results for several periods, and a decline in new or renewed SaaS contracts in any period may not be immediately reflected in our reported financial results, but could result in a decline in our revenue in future reporting periods. If any of our assumptions about revenue from our SaaS delivery model are incorrect, our actual results could differ materially from those anticipated, estimated, or projected.
Most of our end-user customers are subject to budgetary and political constraints, which may delay or prevent sales, result in cancellations, or lead to the non-renewal of contracts.
A significant portion of our end-user customers are government agencies, which typically lack direct control over their budgets. These budgets are often influenced by legislative processes and political considerations, limiting the agencies' ability to allocate funds at their discretion. There can be no assurance that the economic and political pressures will not materially adversely affect sales of our products.
Additionally, government procurement processes are often subject to scheduling delays and uncertainties, which can disrupt anticipated sales. Federal agencies, in particular, are vulnerable to broader governmental challenges, such as funding and debt limit constraints, including government shutdowns, such as the latest shutdown in 2025 and similar funding disruptions.
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
Governmental agencies often procure products and services through an open bidding process, which typically involves publishing a list of requirements and soliciting proposals from potential vendors. To compete successfully, we must accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations for the proposed customer, and the likely terms of competing proposals submitted. However, we cannot guarantee that we will win future bids or that any winning bids will ultimately result in contracts on favorable terms.
Our contracts typically have fixed terms with early termination rights, with the possibility of extension at the discretion of the contracting entity. When these contracts expire, contracts may be reopened to competing bidders, and there is no guarantee that the contracts will be renewed or extended. In some cases, customers may initiate the bidding processes earlier than expected, resulting in increased competition prior to the anticipated end of contracts. Many of our contracts include termination for convenience provisions that may allow our customers to terminate the contract earlier than their term length.
Failure to secure new contracts, retain existing ones, or negotiate favorable terms through the open bidding process could adversely impact our revenues, profitability, and overall financial performance.

We hold the majority of our cash balances, some of which are not insured, at three depository institutions.
We hold the majority of our cash and cash equivalents accounts at three depository institutions. Our balances with these and other institutions regularly exceed Federal Deposit Insurance Corporation insurance limits for domestic deposits, as well as various foreign deposit insurance programs. For additional discussion, refer to Note 1 in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
If any of these depository institutions were to fail, and their assets were insufficient to cover deposits, or if governments did not take action to support deposits exceeding existing insurance limits, we could incur losses related to the uninsured balances. Such losses or delays in accessing funds could materially and adversely affect our liquidity, operating results, and financial condition.
Stock transactions may have a material, unpredictable impact on our operating results and may result in dilution to existing shareholders.
We have historically granted and expect to continue to grant stock-based compensation to employees and non-employee directors as a means of attracting and retaining highly qualified personnel. All stock-based awards are required to be recognized in our financial statements based on their grant date fair values. The amount recognized for stock-compensation expense could vary depending on a number of assumptions or changes.
Changes in subjective and probability-based assumptions can materially affect the estimates of the fair value of the awards and timing of recognition of stock-based compensation expense and, consequently, the related amount recognized in our consolidated statements of operations and comprehensive income (loss).
As we continue to mature, the incentives to attract, retain and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past. We may also issue equity securities to pay for acquisitions and grant stock-based awards to retain the employees of acquired companies. If we issue significant equity awards to attract additional employees or to retain our existing employees or those related to acquisitions, we could incur substantial additional stock-based compensation expense and the ownership of our existing shareholders would be further diluted, which could depress the market price of our stock.
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
For non-U.S. dollar denominated sales, a weakening in foreign currencies relative to the U.S. dollar generally leads us to raise international pricing, potentially reducing demand for our products. Should we decide not to raise local prices to fully offset the U.S. dollar strengthening, the U.S. dollar value of our foreign currency denominated sales and earnings would be adversely affected. We do not currently engage in hedging activities related to fluctuations in foreign currency. Fluctuations in foreign currency may affect the U.S. dollar value of our foreign denominated assets and liabilities, including accounts receivable. As a result, amounts collected on foreign currency sales may be less than anticipated, reducing profitability.
We also import selected components that are used in the manufacturing of some of our products. Although our purchase orders are generally in U.S. dollars, a weakening of the U.S. dollar could increase component costs.
Unanticipated changes in our effective tax rate and additional tax liabilities could adversely affect our operating results and financial condition.
We are subject to income taxes in the United States and various other jurisdictions. Our effective tax rate could be impacted by changes in statutory tax rates, the geographic distribution of our earnings, and the application of top-up taxes introduced under global minimum tax regulations of the Organization for Economic Co-operation and Development (“OECD”) framework. Our tax expense could also be impacted by changes in non-deductible expenses, excess tax benefits from stock option exercises and RSU vesting, adjustments to the valuation of deferred tax assets and liabilities, the applicability of withholding taxes, and changes in unrecognized tax benefits. Although we believe our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business. Our estimates are based on information available to us at the time we prepare the income tax provision.
We are subject to potential tax examinations in multiple jurisdictions. While we regularly evaluate new information and adjust our tax positions as appropriate, there is no guarantee that the outcome of these examinations will not adversely affect our operating results and financial condition.

Our tax provision could also be impacted by changes in U.S. federal, state, local, or international tax laws, including significant tax reforms targeting multinational corporations, and proposals by the current or future administrations.
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
Furthermore, recommendations from the OECD for a global minimum income tax and other changes are being implemented or considered in jurisdictions where we operate. While we believe enactment of the recommended framework in such jurisdictions will result in minimal impacts to our financial results in the near term, the impact of any new tax legislation may differ materially from our estimates due to future regulatory guidance or changes in our interpretations or assumptions.
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
•adverse publicity surrounding our products, including product safety or use;
•changes in our sales mix;
•new product introduction costs;
•increases in raw material costs;
•changes in our operating expenses, including stock-based compensation expense;
•changes in foreign currency exchange rates, inflation, and interest rates;
•inventory obsolescence;
•changes in warranty reserves;
•existing or future tariffs;
•government shutdowns or lapses in federal appropriations; and
•regulatory changes that may affect the marketability of our products and services.
As a result of these and other factors, we believe that short-term period-to-period comparisons of our operating results may not provide meaningful insights, and our performance in a particular period may not be indicative of our performance in any future period. Additionally, fluctuations in our revenues and operating results could adversely affect the market price of our common stock.
Our profitability could suffer from declines in fair value or impairment of our investments, including our strategic investments, and could fluctuate if the fair values of our investments increase.
We invest a portion of available funds in a portfolio consisting of securities of various types. Our investments consist of both marketable and non-marketable securities. Investments in marketable securities are measured at fair value on a recurring basis. We generally have elected to apply the measurement alternative for non-marketable securities. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted by observable price changes and we assess for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our future investment income may fall short of expectations due to changes in interest rates, or due to certain inherent risks involved in investments in early-stage privately held companies. For example, we have recognized and may in the future recognize an unrealized loss on an investment if we determine that our carrying amount for an investment without a readily determinable fair value is not expected to be fully recovered, which would cause our earnings performance to suffer from such losses. Contrastingly, we have recorded and may in the future record an unrealized gain on an investment if we determine the fair value exceeds the carrying amount, which would increase volatility in our earnings performance.

Legal and Compliance Risks
We may face personal injury, wrongful death, product liability and other liability claims that could harm our reputation and adversely affect our business prospects, operating results and financial condition.
Third parties often use our CED products in aggressive confrontations that may result in serious, permanent bodily injury or death. Our CED products may be associated with these injuries. A person, or the family members of a person, injured or killed in a confrontation or otherwise in connection with the use of our products, may bring legal action against us to recover damages on the basis of a number of theories, including wrongful death, personal injury, negligent design, defective product, product performance issues, or inadequate warnings or training. We are currently subject to a number of such lawsuits and have been and may be in the future subject to significant adverse judgments and settlements. We may also be subject to lawsuits alleging criminal misuse of our products. We have no control over how our products are used by our customers or other end-users and cannot ensure they are used consistent with our specifications, design and warnings. While our products are designed to be non-lethal, we cannot guarantee they will be used in a manner consistent with their intended use and any misuse exposes us to litigation, reputational harm and controversy.
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
We also face exposure to class action lawsuits related to the design, performance, safety, pricing or advertising of our products. Such class action lawsuits could also result in substantial monetary judgments, defense costs, business distraction, reallocation of internal resources, injunctions related to the sale of products and reputational harm.
If successful, the aforementioned claims could result in adverse judgments or unfavorable settlements, significant legal expenses, the diversion of management’s attention and resources, and reputational harm. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our business prospects, operating results and financial condition.
Other litigation, government inquiries and regulatory actions may subject us to significant costs and judgments and divert management attention from our business.
We have been and could in the future be involved in litigation, government inquiries and regulatory matters relating to our products, contracts, employees and business relationships, including litigation against persons or entities we believe have infringed on our intellectual property, infringement litigation filed against us, litigation against a competitor, antitrust litigation, and enforcement actions filed against us. See discussion of litigation in Note 11 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Such matters have resulted, and are expected to continue to result in, substantial costs to us, including in the form of attorneys’ fees and costs, damages, fines or other penalties, whether pursuant to an adverse judgment or settlement, and the diversion of management’s attention, which could adversely affect our business prospects, operating results and financial condition.
We have in the past and may in the future be subject to intellectual property infringement and other claims, which could incur substantial litigation costs, result in significant damages awards, inhibit our use of certain technologies and divert management attention from our business.
Many companies own intellectual property rights that are directly or indirectly related to public safety technologies. These companies periodically demand licensing agreements or engage in litigation based on allegations of infringement or other violations of their patents, trademarks, copyrights or trade secrets. Some companies may also allege that their patents protect features essential to particular technical standards. Non-practicing entities may also hold patents that are directly or indirectly related to public safety technologies. These entities may seek compensation for perceived infringement of their patents, including by filing claims against us, regardless of the merit of any such claims. As we enter new markets, expand into new product categories, and otherwise offer new products, services and technologies, additional intellectual property claims may be filed against us by these companies, entities and other third parties. Our use of AI tools may also increase the likelihood of intellectual property claims. Intellectual property claims may also be filed against us as our current products, services and technologies gain additional market share.

If our products, services or technologies were found to infringe a third party’s proprietary rights, we could be forced to discontinue use of the protected technology or enter into costly royalty or licensing agreements to be able to sell our products, services or technologies. Such royalty and licensing agreements may not be available on terms acceptable to us or at all. We could also be required to pay substantial damages, fines or other penalties, indemnify customers or distributors, cease the manufacture, use or sale of infringing products or processes and/or expend significant resources to develop or acquire non-infringing technologies. Our suppliers may not provide, or we may not be able to obtain, intellectual property indemnification sufficient to offset all damages, fines or other penalties resulting from any claims of intellectual property infringement brought against us or our customers. Our efforts to identify relevant intellectual property rights may not identify all potential rights holders. Rights holders may demand payment for past infringements and/or force us to accept costly license terms or discontinue use of protected technology and/or works of authorship that may include, for example, photos, videos and software. Our development and sale of software-based products, including that which is related to AI or virtual reality, further increases this risk.
If we are unable to protect our intellectual property, the value of our brands and products may decrease and we may lose our competitive market advantage.
Our future success depends upon our proprietary technology. Our protective measures for this proprietary technology include patents, trademarks, copyrights and trade secret protection. However, these protective measures, as well as our efforts to pursue such protective measures, may prove inadequate. In certain countries, the value of intellectual property protection may not be apparent until after such protection can no longer be pursued. As such, our intellectual property protection may not extend to all countries in which our products are distributed or will be distributed in the future. Though we work to protect our innovations, we may not be able to obtain protection for certain innovations, including certain software-based products. Furthermore, any use of AI tools to create content or code that may be incorporated into our products or services may also impact our ability to obtain or successfully defend certain intellectual property rights. The scope of any patent protection we have obtained, or may obtain, may not prevent others from developing and selling competing products. Despite our efforts, any intellectual property protection we obtain may be later determined to be insufficient or ineffective.
Our protective measures may prove inadequate for reasons outside of our control. Varying intellectual property laws across countries may lead to differences in protection between such countries. In certain countries in which our products are distributed, the ability to effectively enforce intellectual property rights may be limited or unavailable. Patent requirements differ by country and certain domestic or international laws may prohibit us from satisfying these requirements, creating a risk that some of our international patents may become unenforceable. Patents for older technologies, such as those first introduced in our TASER M26 CED and TASER X26 CED, have expired or will expire due to statutory limits on patent terms. Despite policies and efforts to maintain secrecy of trade secrets and other confidential information, such information could be compromised by employees, partners or other third parties.
Once established, there is no guarantee that our intellectual property rights will remain in force. Issued patents may be challenged or re-examined and ruled invalid or unenforceable. Our registered trademarks may also be diminished or lost. For example, there is a risk that our “TASER” trademark could become synonymous with the general product category of “conducted energy devices” resulting in claims of genericness that could interfere with our enforcement efforts and create customer confusion as to product source. The right to stop others from misusing our trademarks and service marks in commerce depends, in part, on our ability to show enforcement of these rights. Our efforts to stop improper use, if ineffective, may lead to the loss of trademark and service mark rights, brand loyalty and notoriety among our customers and prospective customers.
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
Our U.S. patents protect us from the importation of infringing products into the United States. We have filed applications for patents in foreign countries; however, these may be inadequate to protect markets for our products in these foreign countries. Each patent is examined and granted according to the law of the country where it was filed regardless of whether a U.S. patent on similar technology was granted. Certain foreign countries have patent working requirements that require a patent owner to practice a patented invention within the respective country. A patent in a foreign country may be subject to cancellation, forfeiture, compulsory license or other penalty if the claimed invention has not been worked in that country. Meeting the requirements of working an invention differs by country and ranges from sales in the country to manufacturing in the country. U.S. export law, or the laws of some foreign countries, may prohibit us from satisfying the requirements for working the invention, creating a risk that some of our international patents may become unenforceable. In a country in which we do not have a patent or a country in which our patent in that country is unenforceable or unenforced, other companies and makers of similar products may be able to copy our products or features of our products without consequence, thus limiting our ability to capture market share or protect our technology, which could materially harm our business prospects and operating results.
The use of open-source software in our products, services and technologies may expose us to additional risks and harm our intellectual property.
Open-source software is typically freely accessible, usable and modifiable. Certain open-source software licenses require a user who distributes the open-source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software or require the user of such software to make any derivative works of the open-source code available to others on potentially unfavorable terms or at no cost. The terms of many open-source licenses have not been interpreted by courts, and there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products, services and technologies. In that event, we could be required to seek licenses from third parties to continue offering our products, to re-develop our products, to discontinue sales of our products or to release our proprietary software code under the terms of an open-source license, any of which could harm our business.
Although we aim to avoid the use of open-source software in our products, services and technologies, and otherwise only use open source software available under permissive open source licenses, it is possible that other manners of use, including those that a third party may allege to be in breach of a corresponding open source license, may have inadvertently occurred in deploying our products, services and technologies. If a third party software provider has incorporated certain types of open-source software into software we license from such third party for our products, services and technologies without our knowledge, we could be required to disclose the source code to our products, services and technologies. This could harm our intellectual property position as well as our business prospects, operating results and financial condition.
A variety of new and existing laws and/or interpretations could materially and adversely affect our business.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations related to: privacy, data protection, security, retention and deletion; rights of publicity; content; intellectual property; regulation of certain of our CEDs as firearms; advertising; marketing; distribution; electronic contracts and other communications; competition; consumer protection; telecommunications; product liability; taxation; labor and employment; sustainability; economic or other trade prohibitions or sanctions; securities; and online payment services. The introduction of new products and expansion of our activities in certain jurisdictions, including through acquisitions, and other actions that we may take, may subject us to additional laws, regulations or other government scrutiny. There are several legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business. In addition, foreign privacy, data protection, content, competition, sustainability and other laws and regulations can impose different obligations or be more restrictive than those in the United States.
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

The cost of compliance with these laws and regulations is high and is likely to increase in the future. Additionally, these laws and regulations, or any associated inquiries or investigations or other government actions, have in the past and may in the future delay or impede the development of new products, result in negative publicity, cause customers to delay purchases, require significant management time and attention, cause us to change our business practices, and subject us to remedies that may harm our business, including civil or criminal liability, such as fines, demands or orders that we modify or cease existing business practices. For additional details, refer to “Item 1. Business – Governmental Regulation” in this Annual Report on Form 10-K for the year ended December 31, 2025.
Uncertainties with complex U.S. federal, state and local and foreign procurement laws and regulations of governments could cause us to incur costs, which could have a material adverse effect on our business, financial position, results of operations and cash flows.
We have entered and will enter into contracts with U.S. federal, state and local governments and foreign governments. This subjects us to various statutes and regulations applicable to companies doing business with governments, including the Federal Acquisition Regulation (“FAR”). We must comply with laws and regulations relating to the formation, administration and performance of U.S. federal, state and local and foreign government contracts. These laws and regulations govern how we conduct business with government customers.
Recently issued executive orders are intended to (i) simplify and accelerate the procurement process through a review and restructuring of the FAR, and its supplements and (ii) modernize defense acquisitions by promoting commercial solutions, innovative acquisition authorities, and other existing streamlined processes. Among the actions directed is a review of major defense acquisition programs that are more than 15% behind schedule or over budget, including identifying any programs for potential cancellation. Should the U.S. government review one or more major defense programs in which we provide products and/or services, and such review leads to a full or partial cancellation of one of these programs, it could have an adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.
We are subject to changing rules and regulations promulgated by several governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and the FASB. These rules and regulations continue to evolve in scope and complexity with many new requirements arising from laws enacted by Congress, making compliance more difficult and uncertain. In addition, certain regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures, while other ESG-related practices have also been increasingly subject to political controversy in the United States. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time-consuming and is subject to evolving reporting standards, including the UK Modern Slavery Act and the European Union’s Corporate Sustainability Reporting Directive.
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

We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals may be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals or for any revisions to these goals. Given the dynamic nature of ESG expectations, standards and regulations, which may change over time, we may from time to time need to update or otherwise revise our current practices, initiatives and goals, including in response to legislative or legal developments. If our ESG-related data, processes and reporting attract controversy, if such data, processes or reporting are or are perceived to be incomplete or inaccurate, or if we fail to progress towards our ESG-related goals on a timely basis, or at all, we may be exposed to potential liability or litigation, and our reputation, business, financial performance and growth could be adversely affected.
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
The choice of forum provision may increase costs to bring a claim, discourage claims or limit a shareholder’s ability to bring a claim in a judicial forum viewed by the shareholder as more favorable for disputes with Axon or Axon’s directors, officers or other employees, which may discourage such lawsuits against Axon or Axon’s directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
Risks Related to our Indebtedness
Fulfilling our debt obligations requires significant cash resources, which may exceed our available cash flow.
Our ability to meet our debt obligations, including making, scheduled principal and interest payments or refinancing obligations, depends on our future performance and external factors beyond our control. If our business fails to generate sufficient cash flow from operations to meet these obligations and fund capital expenditures, we may be required to adopt alternatives (for example, asset sales, debt restructuring or equity financing) that may be on unfavorable or dilutive terms. Further, our ability to refinance our indebtedness will depend on market conditions and our financial standing at such time, which may be unfavorable. If we are unable to identify or pursue acceptable alternatives on commercially reasonable terms, we could be unable to meet our debt obligations, which could result in a default.
The 2027 Note Hedge and Warrant transactions may impact the value of our common stock.
In connection with the pricing of the 2027 Notes, we entered into 2027 Note Hedge transactions and Warrant transactions with the option counterparties. The 2027 Note Hedge transactions were intended to reduce the potential dilution to our common stock upon any conversion of the 2027 Notes and offset any cash payments we are required to make in excess of the principal amount of converted Notes. We entered into agreements with the counterparties to our 2027 Note Hedge transactions in March 2025 to leave the 2027 Note Hedge transactions outstanding until the original maturity of the 2027 Notes in respect of the 2027 Notes we exchanged in March 2025. Further, we unwound a portion of the Note Hedge and Warrant transactions corresponding to the principal amount of the 2027 Notes that we exchanged in December 2025. As of the date of filing this Annual Report on Form 10-K, a portion of the 2027 Note Hedge and Warrant transactions were still outstanding, notwithstanding the extinguishment of our 2027 Notes. As a result, the Warrant transactions could have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the Warrants.
Additionally, the option counterparties or their affiliates may adjust their hedge positions by entering into or unwinding various derivatives linked to our common stock, or by buying or selling our common stock or other securities in secondary market transactions. Such actions could cause fluctuations in the market price of our common stock, potentially causing it to rise or fall.

If any of the 2027 Note Hedge or Warrant transactions do not perform as anticipated, counterparties may unwind their positions, which could adversely affect our stock price.
The effect of these transactions and related activities on the market price of our common stock will depend in part on market conditions and other factors beyond our control, and their impact cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.
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
If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure under the 2027 Note Hedge transactions at that time. Our exposure will depend on many factors, including an increase in the market price and volatility of our common stock. A counterparty default could also have tax consequences and could increase dilution relative to our current expectations. We cannot provide assurances as to the financial stability or solvency of the option counterparties, and any default could materially and adversely affect our financial results.
Our indebtedness contains restrictive covenants that could limit our operational flexibility and adversely affect the value of our common stock.
Our revolving credit facility, and the indentures governing our 2030 Notes and 2033 Notes (collectively, the “Notes”) impose certain restrictions on our ability to, among other matters, incur additional debt and liens, make distributions to our shareholders in certain circumstances, dispose of assets and enter into mergers, consolidations and transfers of all or substantially all of our assets. In addition, the revolving credit facility requires us to maintain specified financial ratios and satisfy other financial condition tests. Further, following certain change of control events, we would be required to offer to repurchase the Notes, and such events would also constitute an event of default under our revolving credit facility.
These limitations may restrict our ability to operate our business, pursue strategic transactions, or otherwise respond to changing business or economic conditions. Consequently, compliance with these covenants could adversely affect our business and the value of our common stock.

Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
Our business depends on the secure and reliable operation of our information systems, which support operations, communications, supply chain management, billing, accounting, and other critical functions. We collect, process, store, and transmit personally identifiable and other sensitive information relating to employees, customers, third parties, and, in certain cases, subjects of law enforcement, and must protect its confidentiality, integrity, and availability.
We maintain a formal cybersecurity and information security program that incorporates recommendations from recognized frameworks and standards, including ISO, SOC 2, CJIS, FedRAMP, and NIST. The Information Security team oversees the program, which is designed to identify, prevent, detect, respond to, and remediate cybersecurity vulnerabilities and incidents.
To manage cybersecurity risk and support regulatory compliance and system availability, we undertake activities including monitoring evolving data protection laws; maintaining internal and customer-facing policies; providing regular employee training, including phishing simulations; requiring employees and service providers to safeguard data; conducting risk-based diligence and oversight of third-party vendors; performing periodic risk assessments, vulnerability scans, penetration testing, and tabletop exercises; updating security technologies; and maintaining cybersecurity insurance coverage.
Third Party Monitoring and External Reviews
We engage third-party technology providers to support the protection of our information systems and networks. These services include vulnerability assessments, incident response support such as computer forensics, internal and external audits for security certifications, and broader evaluations of program maturity. Material findings, significant control weaknesses, and key recommendations arising from these activities are reported to the Enterprise Risk and Compliance Committee of the Board of Directors of the Company (“ERC Committee”).

Cybersecurity Management Team
The Company's cybersecurity and information security program, including data privacy, is led by the Chief Information Security Officer (“CISO”), who oversees the Company's global information security function. The current CISO has more than 20 years of experience in information technology and information security, including leadership roles at Netflix, Salesforce, and Facebook, and has served as the Company's CISO since February 2024. He holds a Master of Science in Information Assurance and relevant industry certifications.

The CISO attends quarterly meetings of the Disclosure Committee and the ERC Committee and provides updates regarding the Company’s cybersecurity risk profile, program maturity, significant developments, and related disclosures included in the Company’s filings with the SEC.

The CISO, together with the Information Security team, leads the Security Incident Response Team, which investigates suspected cybersecurity threats and incidents. In the event of a potentially material cybersecurity incident, senior leadership, including the Chief Legal Officer, Chief Accounting Officer, Chief Operating Officer, Chief Financial Officer, and other appropriate members of management, participate in the response and assessment process.

Board Oversight
The Board of Directors oversees data and systems protection, including cybersecurity risk. The Audit Committee reviews significant legal, compliance, or regulatory matters that may materially impact the Company and consults with the ERC Committee on matters involving cybersecurity, data privacy, or information technology. The Chair of the ERC Committee also serves on the Audit Committee, facilitating coordination between the committees.

The ERC Committee oversees the Company’s enterprise risk management framework, including cybersecurity risk. The Information Security team and CISO report to the ERC Committee at least quarterly regarding cybersecurity risks, emerging threats, and the status of the Company’s cybersecurity program. The ERC Committee provides updates to the Board of Directors.

Incident Response and Assessment Policies and Procedures
The Company maintains an incident response plan that establishes defined roles and responsibilities and includes disclosure controls and procedures for assessing the materiality of cybersecurity events.

In the event of a potentially material cybersecurity incident, the Security Incident Response Team, under the direction of the Chief Legal Officer, evaluates relevant quantitative and qualitative factors, including incidents affecting third-party systems. The Team reports its findings to the Chair of the ERC Committee. If further review is warranted, the Audit Committee is convened, with members of the ERC Committee invited, to determine materiality consistent with SEC guidance. Incidents determined not to be material are reported to the ERC Committee at its next scheduled meeting.

To date, the Company has not identified risks from known cybersecurity threats, including prior incidents, that have materially affected its operations, business strategy, results of operations, or financial condition. The Company faces ongoing cybersecurity risks that, if realized, could materially affect the Company. Additional information is provided in Item 1A of Part I of this Annual Report on Form 10-K.

Item 2.    Properties
Our primary corporate headquarters are spread across seven facilities and approximately 900,000 square feet in the Phoenix, Arizona metropolitan area. We have more than 30 leased locations spread across nine states domestically and over 15 countries internationally. These locations include manufacturing and research space, as well as sales and administrative offices. Our largest manufacturing and research spaces are located in Arizona, while our largest sales and administrative offices are located in Arizona, Washington, and Massachusetts. Because Axon is a global enterprise with substantial inter-segment cooperation, the majority of our locations support both of our reportable segments.

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
Item 3.    Legal Proceedings
See discussion of litigation in Note 11 included in Part II, Item 8 of this Annual Report on Form 10-K, which discussion is incorporated by reference herein.
Item 4.    Mine Safety Disclosures
None.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is quoted under the symbol “AXON” on The NASDAQ Stock Market LLC. As of February 18, 2026, there were 181 holders of record of our common stock. To date, we have not declared or paid cash dividends on our common stock. We do not intend to pay cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. The stock repurchase program does not have a stated expiration date. As of December 31, 2025, $16.3 million remained available under the plan for future purchases.

During the year ended December 31, 2025, holders of our 2027 Notes converted approximately $4.6 million principal amount and we issued 13,374 shares of our common stock. In connection with these conversions, we exercised call options under our 2027 Note Hedge and received 13,207 shares of our common stock.

Stock Performance Graph
The following stock performance graph compares the performance of our common stock to the NASDAQ Composite Index and S&P 500 Index.
The graph covers the period from December 31, 2020 to December 31, 2025. The graph assumes that the value of the investment in our stock and in each index was $100 at December 31, 2020, and that all dividends were reinvested. We do not pay dividends on our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Axon Enterprise, Inc., the NASDAQ Composite Index, and the S&P 500 Index

600
500
400
300
200
100
0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Axon Enterprise, Inc.
NASDAQ Composite
S&P 500

	2020	2021	2022	2023	2024	2025
Axon Enterprise, Inc.	$100.00	$128.13	$135.40	$210.78	$484.86	$463.27
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K. The discussion includes references to non-GAAP financial measures, such as adjusted gross margin, which supplement our GAAP results by providing additional insight into our financial and operational performance. For definitions and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, refer to “Non-GAAP Measures” within this Annual Report on Form 10-K. The various sections of our MD&A contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing.
MD&A discusses our results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024. For discussion of the year ended December 31, 2024 as compared to the year ended December 31, 2023, refer to MD&A included in Part II, Item 7 of our amended 2024 Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on May 7, 2025.
Overview
Axon is a technology company that provides integrated hardware and software solutions. Our products and services allow customers across the public and private sector to capture and use critical data to support fully-connected operational workflows. Our trusted network seamlessly integrates software and hardware with a range of connected devices, including TASER energy devices, cameras and sensors, drones and robotics, cloud-based evidence management, records management, real-time operations software, critical incident and emergency response systems, immersive training, and productivity tools – all enhanced by AI.
During the year ended December 31, 2025, we realigned our business into two reportable segments, Connected Devices and Software and Services (the “Segment Realignment”). As a result of the Segment Realignment, we have recast our segment and other relevant disclosures for the year ended December 31, 2024 to conform to the new presentation.
Our revenues for the year ended December 31, 2025 were $2.8 billion, an increase of $697.0 million, or 33.5%, from the year ended December 31, 2024. We had loss from operations of $62.1 million for the year ended December 31, 2025, compared to income from operations of $58.5 million for the same period in the prior year. Gross margin dollars increased $416.7 million and increased as a percentage of revenue to 59.7% from 59.6% compared to the year ended December 31, 2024. Adjusted gross margin decreased to 62.6% for the year ended December 31, 2025 compared to 63.2% for the year ended December 31, 2024. The decrease was primarily driven by global tariffs and a higher mix of Platform Solutions revenue. Operating expenses increased by $537.4 million, reflecting increased headcount to support business growth and stock-based compensation expense. Net income of $124.7 million included net realized and unrealized gains of $186.4 million related to our strategic investments and a $105.7 million tax benefit, partially offset by a net realized and unrealized loss of $46.4 million related to our marketable securities, inducement expense of $38.9 million associated with the early repurchase of a portion of our 2027 Notes, and interest loss, net of $18.8 million. Net income of $377.0 million for the year ended December 31, 2024 included net realized and unrealized gains of $162.9 million related to our strategic investments, a net unrealized gain of $120.3 million related to our marketable securities, and interest income, net of $36.6 million.

Results of Operations
The following table presents data from our consolidated statements of operations and comprehensive income as well as the percentage relationship to total net sales of items included in our consolidated statements of operations and comprehensive income (dollars in thousands):

	Year Ended December 31,
	2025		2024
Net sales from products	$1,576,864	56.7%	$1,221,292	58.6%
Net sales from services	1,202,672	43.3	861,234	41.4
Net sales	2,779,536	100.0	2,082,526	100.0
Cost of product sales	809,303	29.1	618,136	29.7
Cost of service sales	312,108	11.2	223,010	10.7
Cost of sales	1,121,411	40.3	841,146	40.4
Gross margin	1,658,125	59.7	1,241,380	59.6
Operating expenses:
Selling, general and administrative	1,035,893	37.3	741,247	35.6
Research and development	684,308	24.6	441,593	21.2
Total operating expenses	1,720,201	61.9	1,182,840	56.8
Income (loss) from operations	(62,076)	(2.2)	58,540	2.8
Interest income	75,431	2.7	43,693	2.1
Interest expense	(94,238)	(3.4)	(7,098)	(0.3)
Other income, net	99,857	3.6	286,369	13.8
Income before provision for income taxes	18,974	0.7	381,504	18.4
Provision for (benefit from) income taxes	(105,682)	(3.8)	4,470	0.2
Net income	$124,656	4.5%	$377,034	18.2%
The following table presents our revenues disaggregated by geography (dollars in thousands):

	Year Ended December 31,
	2025		2024
United States	$2,305,012	83%	$1,775,194	85%
Other countries	474,524	17	307,332	15
Total	$2,779,536	100%	$2,082,526	100%
International revenue increased compared to the prior year 2024 comparative period, primarily driven by increased sales in our Americas region.

Net Sales
Net sales by product line were as follows (dollars in thousands):

	Year Ended December 31,				Dollar Change	Percent Change
	2025		2024
Connected Devices segment:
TASER (1)	$913,883	32.9%	$750,141	36.0%	$163,742	21.8%
Personal Sensors (2)	397,035	14.2	316,938	15.2	80,097	25.3
Platform Solutions (3)	265,946	9.6	154,213	7.4	111,733	72.5
Total Connected Devices segment	1,576,864	56.7	1,221,292	58.6	355,572	29.1
Total Software and Services segment	1,202,672	43.3	861,234	41.4	341,438	39.6
Total net sales	$2,779,536	100.0%	$2,082,526	100.0%	$697,010	33.5%
(1)'TASER' includes TASER handles, cartridges and related extended warranties.
(2)'Personal Sensors' primarily includes body cameras and accessories, signal sidearm, and related extended warranties.
(3)'Platform Solutions' primarily includes fleet in-car video, interview room, fixed cameras, drones and counter-drone equipment, virtual reality training hardware, and related extended warranties.
Net sales for the Connected Devices segment increased 29.1% for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase of $163.7 million in TASER is primarily driven by higher TASER 10 handle and cartridge volume. Personal Sensors increased $80.1 million, which was primarily driven by the continued adoption of our newest body camera, AB4, and higher warranty revenue from more devices in the field. The $111.7 million increase in Platform Solutions is primarily driven by higher volume for counter-drone equipment, virtual reality training, and fleet systems.
Net sales for the Software and Services segment increased 39.6% for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase in the aggregate number of users and growing adoption of our premium add-on features by existing customers drove the majority of the increase of $341.4 million.
Gross Margin
As a percentage of net sales, gross margin for the Connected Devices segment decreased to 48.7% from 49.4% for the years ended December 31, 2025 and 2024, respectively. Adjusted gross margin for the Connected Devices segment was 51.2% for the year ended December 31, 2025, compared to 53.6% for the year ended December 31, 2024. The decrease in gross margin and adjusted gross margin is primarily driven by higher mix of Platform Solutions revenue and global tariffs.
As a percentage of net sales, gross margin for the Software and Services segment decreased to 74.0% from 74.1% for the years ended December 31, 2025 and 2024, respectively. The decrease was primarily driven by higher stock-based compensation expense and acquired intangibles amortization. Adjusted gross margin for the Software and Services segment increased to 77.5% for the year ended December 31, 2025, compared to 76.8% for the year ended December 31, 2024. The increase was primarily driven by higher software mix.

Selling, General and Administrative Expenses
SG&A expenses (dollars in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2025	2024
Total selling, general and administrative expenses	$1,035,893	$741,247	$294,646	39.8%
As a percentage of net sales	37.3%	35.6%
We incurred non-recurring severance costs during the three months ended December 31, 2025 of $28.7 million, which consisted of stock-based compensation, cash payments and employee benefits.

Stock-based compensation expense, excluding the impact of non-recurring severance costs, increased $127.8 million in comparison to the prior year December 31, 2024 comparable period, which was primarily related to an increase in headcount and a full year of expense recognized in the current year for grants of Employee XSP and the CEO Performance Award (as defined below), compared to a partial year of expense recognized in the prior year.
Salaries, benefits and bonus expense, excluding the impact of non-recurring severance costs, increased $73.2 million in comparison to the prior year December 31, 2024 comparable period, which was primarily attributable to an increase in headcount and higher wages.
Sales and marketing expense increased $17.5 million in comparison to the prior year December 31, 2024 comparable period, which was primarily attributable to increased commissions.
Other SG&A expenses increased $47.4 million in comparison to the prior year, partially driven by $11.9 million in increased travel expenses. Further increases were driven by litigation and regulatory costs, as well as professional and consulting costs.
Research and Development Expenses
R&D expenses (dollars in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2025	2024
Total research and development expenses	$684,308	$441,593	$242,715	55.0%
As a percentage of net sales	24.6%	21.2%
We incurred non-recurring severance costs during the three months ended December 31, 2025 of $1.1 million, which consisted of stock-based compensation, cash payments and employee benefits.
Stock-based compensation expense, excluding the impact of non-recurring severance costs, increased $106.6 million in comparison to the prior year December 31, 2024, which was primarily related to an increase in headcount and a full year of expense recognized in the current year for grants of Employee XSP and the CEO Performance Award (as defined below), compared to a partial year of expense recognized in the prior year.
Salaries, benefits, and bonus expense, excluding the impact of non-recurring severance costs, increased $78.7 million in comparison to the prior-year December 31, 2024, which was primarily attributable to an increase in headcount and higher wages.
Other R&D expenses increased $56.3 million in comparison to the prior year December 31, 2024, partially driven by an increase in professional and consulting expenses of $24.9 million related to the development of new products.
Interest Income (Loss), Net
Interest income (loss), net, was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Interest income (1)	$75,431	$43,693
Interest expense (2)	(94,238)	(7,098)
Total interest income (loss), net	$(18,807)	$36,595
(1)Interest income increased in comparison to the year ended December 31, 2024 comparable period primarily as a result of higher balances of available-for-sale securities during the year.
(2)Interest expense increased in comparison to the year ended December 31, 2024 comparable period primarily as a result of the issuance of the Senior Notes in March 2025, as discussed further within Note 10.

Other Income, Net
Other income, net, was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Realized and unrealized gain on fair value adjustments of strategic investments, net (1)	$186,392	$162,887
Realized and unrealized gain (loss) on marketable securities, net (2)	(46,422)	120,330
Loss on foreign currency transactions, net	(1,454)	3,463
Induced conversion of convertible debt (3)	(38,868)	—
Other, net	209	(311)
Other income, net	$99,857	$286,369
(1)Reflects the net realized and unrealized gain associated with our strategic investments during the years ended December 31, 2025 and December 31, 2024, as discussed within Note 7.
(2)Reflects the net realized and unrealized gain (loss) on marketable securities during the years ended December 31, 2025 and December 31, 2024, as discussed within Note 3.
(3)Reflects the inducement expense associated with the early repurchase of a portion of our 2027 Notes in both the first and fourth quarters of 2025, as discussed further within Note 10.
Provision for Income Taxes
The effective tax rate was (557.0)% for the year ended December 31, 2025, compared to 1.2% for the year ended December 31, 2024. The change is primarily attributable to the net tax benefit related to stock-based compensation and R&D tax credits, partially offset by increased unrecognized tax benefits. The overall change in the effective tax rate also reflects the impact of lower pre-tax book income in the current period, which magnifies the relative effect of permanent adjustments.

Provision for (benefit from) income taxes and effective tax rates were as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024	Change
Income before provision for income taxes	$18,974	$381,504	$(362,530)
Provision for (benefit from) income taxes	(105,682)	4,470	(110,152)
Effective tax rate	(557.0)%	1.2%
Net Income
We recorded net income of $124.7 million for the year ended December 31, 2025 compared to net income of $377.0 million for the year ended December 31, 2024. Net income per basic share was $1.60 and diluted net income per share was $1.51 for the year ended December 31, 2025, compared to net income per basic share of $4.98 and diluted net income per share of $4.80 for the year ended December 31, 2024.
The reduction in net income when compared to the prior period is partially driven by a loss from operations of $62.1 million for the year ended December 31, 2025 compared to income from operations of $58.5 million for the year ended December 31, 2024. This loss from operations was primarily driven by stock-based compensation expense and increased headcount to support business growth. Further drivers of the reduction in net income include our net realized and unrealized loss of $46.4 million related to our marketable securities, inducement expense of $38.9 million associated with the early repurchase of a portion of our 2027 Notes, and interest loss, net of $18.8 million, among other items.

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
•Adjusted EBITDA (most comparable GAAP measure: Net income) – Earnings before interest expense; investment interest income; income taxes; depreciation; amortization; noncash stock-based compensation expense; fair value adjustments related to strategic investments, marketable securities, and mark-to-market on our non-qualified deferred compensation liabilities; debt inducement expense associated with the early repurchase of a portion of our 2027 Notes; non-recurring severance costs, including employee cash payments, equity, and related benefits; transaction and integration costs related to strategic investments and acquisitions, including the change in fair value of contingent consideration arrangements; payroll taxes related to Employee XSP vesting and 2018 CEO Performance Award option exercises; costs (or subsequent recoveries of prior costs) related to certain legal or regulatory matters we consider outside of our core operating activities; losses incurred as a result of the disposal, abandonment, and impairment of property, equipment and intangible assets; and inventory step-up amortization related to acquisitions.
•Adjusted gross margin (most comparable GAAP measure: Gross margin) – Gross margin before noncash stock-based compensation expense; amortization of acquired intangible assets; non-recurring severance costs, including employee cash payments, equity, and related benefits; payroll taxes related to Employee XSP vesting; and inventory step-up amortization related to acquisitions.
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
•these non-GAAP financial measures should not be considered to be superior to our GAAP financial measures; and
•these non-GAAP financial measures were not prepared in accordance with GAAP and investors should not assume that the non-GAAP financial measures presented in this 2025 Annual Report on Form 10-K were prepared under a comprehensive set of rules or principles.

EBITDA and adjusted EBITDA reconcile to net income as follows (in thousands):

	Year Ended December 31,
	2025	2024
Net income	$124,656	$377,034
Depreciation and amortization	86,789	56,815
Interest expense	94,238	7,098
Investment interest income	(75,431)	(43,693)
Provision for (benefit from) income taxes	(105,682)	4,470
EBITDA	124,570	401,724

Non-GAAP adjustments:
Stock-based compensation expense	610,151	382,604
Unrealized and realized (gains) on investments and marketable securities, net	(134,658)	(189,277)
Realized (gains) on previously held minority interests acquired in business combinations, net	(2,193)	(93,940)
Debt inducement expense	38,868	—
Severance costs (1)	31,816	—
Transaction costs related to strategic investments and acquisitions	15,588	15,249
Payroll taxes related to Employee XSP vesting and 2018 CEO Performance Award option exercises	14,768	2,645
Litigation and regulatory costs	9,579	1,761
Loss on disposal, abandonment, and impairment of property, equipment and intangible assets, net	1,059	—
Inventory step-up amortization	607	609
Adjusted EBITDA	$710,155	$521,375
(1)For the year ended December 31, 2025, non-recurring severance costs of $31.8 million consisted of stock-based compensation, cash payments and employee benefits.
As a result of the Segment Realignment, we have recast adjusted gross margin for the year ended December 31, 2024 to conform to the new presentation. Adjusted gross margin reconciles to gross margin as follows (in thousands):

	Year Ended December 31,
	2025			2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Gross margin	$767,561	$890,564	$1,658,125	$603,156	$638,224	$1,241,380
Stock-based compensation expense	31,298	21,919	53,217	47,953	12,136	60,089
Amortization of acquired intangible assets	5,443	17,620	23,063	2,318	11,051	13,369
Severance costs (1)	1,724	283	2,007	—	—	—
Payroll taxes related to Employee XSP vesting	933	1,141	2,074	—	—	—
Inventory step-up amortization	607	—	607	609	—	609
Adjusted gross margin	$807,566	$931,527	$1,739,093	$654,036	$661,411	$1,315,447
Gross margin %	48.7%	74.0%	59.7%	49.4%	74.1%	59.6%
Adjusted gross margin %	51.2%	77.5%	62.6%	53.6%	76.8%	63.2%
(1)For the year ended December 31, 2025, non-recurring severance costs recorded to cost of service and product sales of $2.0 million consisted of stock-based compensation expense, cash payments and employee benefits.

Liquidity and Capital Resources
Summary

	December 31, 2025	December 31, 2024	Dollar Change
Cash and cash equivalents	$1,201,147	$454,844	$746,303
Available-for-sale investments	505,417	333,235	172,182
Total	$1,706,564	$788,079	$918,485
Our most significant source of liquidity continues to be funds generated by operating activities and available cash and cash equivalents and short-term investments. As of the year ended December 31, 2025, we had $1.2 billion of cash and cash equivalents, an increase of $746.3 million from December 31, 2024. Refer below for further discussions related to the change in cash and cash equivalents. As of December 31, 2025, we had $505.4 million of available-for-sale investments, an increase of $172.2 million from December 31, 2024 primarily as a result of investment activity following the issuance of the Senior Notes in March 2025. Refer to Note 10 in Part II, Item 8 of this Annual Report on Form 10-K for additional details on the issuance.
In addition, our revolving credit facility (the “Credit Agreement”) is available for additional working capital needs or investment opportunities. The Credit Agreement provides for a senior unsecured multi-currency revolving credit facility in an aggregate principal amount of up to $300.0 million, $50.0 million of which is available for the issuance of letters of credit. As of December 31, 2025, and December 31, 2024, respectively, no amounts were drawn under the Credit Agreement. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of December 31, 2025, we had letters of credit outstanding of approximately $8.9 million under the facility and available borrowing of $291.1 million. Refer to Note 13 in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

Furthermore, during the year ended December 31, 2025, we sold approximately 0.7 million shares of our common stock under our ATM. We generated approximately $494.7 million in aggregate gross proceeds from sales under an “at-the-market” equity offering program (the “ATM”). We recorded aggregate net proceeds of $489.4 million in additional paid-in capital after deducting related expenses, including commissions to the sales agent and issuance costs of $5.3 million. Refer to Note 14 in Part II, Item 8 of this Annual Report on Form 10-K for additional details.
As of December 31, 2025, we had an aggregate of $1.75 billion of Senior Notes outstanding. None of our subsidiaries guarantee the Senior Notes. Our non-guarantor subsidiaries accounted for approximately 15% of our total revenue for the year ended December 31, 2025, and approximately 20% and 7% of our total consolidated assets and liabilities (excluding the effect of intercompany transactions), respectively, as of December 31, 2025. Refer to Note 10 in Part II, Item 8 of this Annual Report on Form 10-K for additional details.
In addition, we had approximately $81.1 million aggregate principal amount of 2027 Notes outstanding as of December 31, 2025. Subsequent to the year ended December 31, 2025, we redeemed $0.8 million aggregate principal amount of the 2027 Notes on February 10, 2026, and we settled conversions in respect of $80.3 million aggregate principal amount of the 2027 Notes on February 11, 2026, with $80.3 million in cash and 211,870 shares of our common stock, in each case, pursuant to a notice of redemption delivered on December 18, 2025 and the terms of the indenture governing the 2027 Notes. As a result, we have no 2027 Notes outstanding following settlement of the aforementioned redemption. Refer to Note 10 and Note 20 in Part II, Item 8 of this Annual Report on Form 10-K for additional details.
Subsequent to the year ended December 31, 2025, we acquired Carbyne Ltd., (“Carbyne”) a leading cloud-native emergency communications and response platform for a base purchase price of $625.0 million, subject to customary purchase price and working capital adjustments. We funded this transaction using our available cash on-hand. Refer to Note 20 in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

We believe we have access to additional financing. However, there is no assurance that such funding will be available on terms acceptable to us, or at all. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements, including capital expenditures, working capital requirements, potential acquisitions or investments, income and payroll tax payments for net-settled stock awards, and other liquidity requirements through at least the next 12 months. We and our Board of Directors may consider repurchases of our common stock. Further, repurchases of our common stock would take place on the open market, would be financed with available cash and are subject to authorization as well as market and business conditions.
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

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,		Dollar Change
	2025	2024
Net cash provided by operating activities	$211,339	$408,312	$(196,973)
Net cash (used in) investing activities	(724,930)	(490,573)	(234,357)
Net cash provided by (used in) financing activities	1,252,465	(45,437)	1,297,902
Effect of exchange rate changes on cash and cash equivalents	7,756	(6,209)	13,965
Net increase (decrease) in cash and cash equivalents and restricted cash	$746,630	$(133,907)	$880,537
Operating activities
Net cash provided by operating activities was $211.3 million for the year ended December 31, 2025 compared to net cash provided by operating activities of $408.3 million for the year ended December 31, 2024. The net operating cash outflow for the year ended December 31, 2025 includes net income of $124.7 million, a net add-back of non-cash income statement items of $568.4 million and a $481.7 million net change in operating assets and liabilities.
Primary drivers of the non-cash items include $634.2 million of stock-based compensation expense for employee equity programs, $83.2 million of depreciation and amortization and $38.9 million of debt inducement expense related to the induced conversion for our 2027 Notes, partially offset by $140.0 million in fair value adjustments for net realized and unrealized gains and losses on our strategic investments and marketable securities and $82.7 million for deferred income taxes. The realized and unrealized gains on our strategic investments and related warrants were primarily related to an observable price change and subsequent sale for one of our strategic investments and a liquidation event for a separate strategic investment. The change in deferred income taxes was primarily driven by a reduction and realization of previously unrealized investment gains, with additional deferred tax assets generated from R&D credit carryforwards and net operating losses, both driven by stock-based compensation windfall and changes as a result of the One Big Beautiful Bill Act which was signed into law on July 4, 2025.
The change in operating assets and liabilities includes $505.6 million of receivables and contract assets primarily driven by increased sales and the timing of invoicing and cash collections, $204.9 million of inventory and accounts payable primarily driven by advanced raw material purchases for Axon Body 4 and TASER 10 CEDs to support future sales, third party product costs and future interest payments on our Senior Notes, $264.6 million of prepaid expenses and other assets primarily driven by supplier prepayments, receivables for income tax, and commissions as bookings continue to grow, and $83.5 million of deferred revenue.

Investing activities
Net cash used in investing activities was $724.9 million for the year ended December 31, 2025 compared to $490.6 million for the year ended December 31, 2024. The net investing cash outflow is primarily driven by $2.1 billion of investment purchases which include $1.8 billion for short-term investments and $279.6 million for strategic investments, $646.9 million related to business combinations and $136.3 million for purchases of property and equipment. The cash outflow was partially offset by $1.8 billion of proceeds from calls, maturities and sales of available-for-sale and marketable securities investments and $376.9 million of proceeds from the sale and liquidation of strategic investments. The increase in net cash outflow compared to prior period is primarily driven by greater available-for-sale and strategic investment activity in the current period.
Financing activities
Net cash provided by financing activities was $1.3 billion for the year ended December 31, 2025 compared to cash used in financing activities of $45.4 million for the year ended December 31, 2024. The financing cash inflow was primarily driven by gross proceeds of $1.8 billion from the Senior Notes issuance and net proceeds of $489.6 million from our ATM equity offering program. The proceeds were partially offset by $608.9 million of principal payments related to the conversions for our 2027 Notes, $27.0 million of transaction costs related to the induced conversions, debt issuance, and revolver modifications, and cash payments totaling $351.0 million for income and payroll taxes on behalf of employees who net-settled stock awards during the period. The increase in income and payroll tax payments in the period is largely driven by the vesting of Tranche 2 of the Employee XSP program, of which $0.9 million remains unpaid as of the year ended December 31, 2025.
Contractual Obligations
The following table outlines our future contractual financial obligations, as of December 31, 2025 (in thousands):

	Total	Short Term	Long Term
Operating lease obligations	$155,541	$15,094	$140,447
Purchase obligations	1,370,239	1,072,995	297,244
Principal and interest payable on our 2027 Notes (1)	81,171	81,171	—
Principal and interest payable on our 2030 Notes	1,275,625	61,250	1,214,375
Principal and interest payable on our 2033 Notes	1,101,563	46,875	1,054,688
Total contractual obligations	$3,984,139	$1,277,385	$2,706,754
(1)The 2027 Notes are contractually due on a long-term basis. However, as of December 31, 2025, the Notes were convertible at the option of the holders. Furthermore, subsequent to the year ended December 31, 2025, we redeemed and converted all of the outstanding 2027 Notes on February 10, 2026, and February 11, 2026, respectively, and we have no 2027 Notes outstanding. Therefore, the Notes were classified as current liabilities within our consolidated balance sheet as of December 31, 2025 and have been presented within short-term above. Refer to Note 10 and Note 20 in Part II, Item 8 of this Annual Report on Form 10-K for additional details.
Operating lease obligations include operating leases for office space, manufacturing and logistical functions, discussed further within Note 16 in Part II, Item 8 of this Annual Report on Form 10-K, as well as legally binding minimum lease payments for leases signed but not yet commenced totaling $3.2 million. We regularly evaluate our real estate needs to identify opportunities to reduce long-term cash requirements where practicable.
Purchase obligations include both open purchase orders and other purchase commitments, discussed further within Note 11 in Part II, Item 8 of this Annual Report on Form 10-K. Open purchase orders represent both cancellable and non-cancellable purchase orders with key vendors, which are included in this table due to our strategic relationships with these vendors.
Subsequent to the year ended December 31, 2025, we redeemed and converted all of our outstanding 2027 Notes on February 10, 2026, and February 11, 2026, respectively, and in each case, pursuant to a notice of redemption delivered on December 18, 2025, and the terms of the indenture governing the 2027 Notes. Refer to Note 10 and Note 20 in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

In March 2025, we issued $1.0 billion aggregate principal amount of Senior Notes due 2030 (the “2030 Notes”) and $750.0 million aggregate principal amount of Senior Notes due 2033 (the “2033 Notes”). Refer to Note 10 in Part II, Item 8 of this Annual Report on Form 10-K for additional details.
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
Finite-lived intangible assets and other long-lived assets are amortized over their estimated useful lives. We do not amortize goodwill and intangible assets with indefinite useful lives; rather such assets are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. In performing our annual impairment assessments for goodwill and indefinite-lived intangible assets, we consider a variety of factors including (1) events impacting the carrying value or composition of a reporting unit or asset group, respectively, (2) changes in the macroeconomic environment, (3) adverse changes in our financial performance, (4) industry and market conditions, among others. Any significant changes in these underlying assumptions may significantly affect our impairment conclusions and net book value of corresponding assets in our consolidated financial statements. Based on our annual impairment assessments, no goodwill or indefinite-lived intangible asset impairment was indicated. For additional details, refer to Note 1 in Part II, Item 8 of this Annual Report on Form 10-K.
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

Stock-Based Compensation
Our stock-based compensation program includes grants of service-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and performance-based stock options (“stock options”) under the Axon Enterprise, Inc. Amended and Restated 2022 Stock Incentive Plan (the “Amended 2022 Plan”) and grants of eXponential stock units (“XSUs”) under the Axon Enterprise, Inc. Employee eXponential Stock Plan (the “Employee XSP”) and the CEO Performance Award, each of which is discussed further in Note 1 in Part II, Item 8 of this Annual Report.

Compensation expense for performance awards is recognized based on our best estimate of the probability of the performance criteria being satisfied using the most currently available projections, adjusted at each balance sheet date. Stock-based compensation expense associated with XSUs is recognized over the requisite service period, which is considered the longest explicit, implicit or derived service period for each respective tranche. We utilized Monte Carlo simulations to evaluate a range of possible future stock price goals over the term of the awards at each of the respective grant dates, the median of which was used as the basis for the derived service period for each tranche. Furthermore, we measured the grant date fair value of each tranche utilizing a Monte Carlo simulation which considered various assumptions, including expected volatility and an illiquidity discount. This simulation is based on a subjective assessment of our forward-looking financial projections, taking into consideration statistical analysis. There is significant judgment required to determine the requisite service period, grant date fair value, and probability of the performance criteria being satisfied. Changes in the subjective and probability-based assumptions can materially affect the estimates of the fair value of the awards and timing of recognition of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations and comprehensive income. For additional details, refer to Note 1 and Note 14 in Part II, Item 8 of this Annual Report on Form 10-K.
Contingencies and Accrued Litigation Expense
We are subject to the possibility of various loss contingencies arising in the ordinary course of business, including product-related and other litigation. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. We do not believe any currently identified claims or litigation will materially affect our financial condition, results of operations or cash flows. However, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, it may cause a material adverse impact on the financial condition, results of operations or cash flows for the period in which the ruling occurs, or future periods. For additional details, refer to Note 11 in Part II, Item 8 of this Annual Report on Form 10-K.
Strategic Investments
Our strategic investments are generally accounted for under the ASC 321 measurement alternative for equity securities without readily determinable fair values. Accordingly, the equity investments will be carried at cost less impairment. These investments are subsequently remeasured to fair value upon observable price changes in an orderly transaction for the identical or similar investments. Additionally, if a qualitative assessment identifies impairment indicators, then the equity investments must be evaluated for impairment and written down to fair value in the event carrying value exceeds fair value. For additional details relating to our valuation techniques, refer to Note 1 and Note 7 in Part II, Item 8 of this Annual Report on Form 10-K.
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

Critical estimates used in valuing certain acquired intangible assets include, but are not limited to, significant assumptions with respect to time and resources required to recreate the assets acquired, actual and forecasted cash flows, long-term growth rates, market royalty rates, and discount rates associated, amongst other factors. The values and estimated useful lives assigned to intangible assets acquired in business combinations impact the amount and timing of future amortization expense. Remeasurement of previously held equity interests to fair value is also dependent on these estimates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may vary. For additional details, refer to Note 19 in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We typically invest in a limited number of financial instruments, consisting principally of investments in money market accounts, certificates of deposit, and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “available-for-sale”. To quantify our interest rate risk exposure, we perform a sensitivity analysis based on hypothetical changes in interest rates. Based on investment positions as of December 31, 2025, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.2 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
Additionally, we have access to a $300.0 million line of credit borrowing facility which bears interest at SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net leverage ratio and consolidated interest coverage ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $8.9 million at December 31, 2025. As of the year ended December 31, 2025, there was no amount outstanding under the line of credit, and the available borrowing under the line of credit was $291.1 million. We have not borrowed any funds under the line of credit since its inception; however, should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
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

Item 8.    Financial Statements and Supplementary Data

AXON ENTERPRISE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$1,201,147	$454,844
Short-term investments	505,417	333,235
Marketable securities	27,213	198,270
Accounts and notes receivable, net of allowance of $4,198 and $3,322 as of December 31, 2025 and December 31, 2024, respectively	777,486	547,572
Contract assets, net	582,630	367,929
Inventory	341,811	265,316
Prepaid expenses and other current assets	277,348	130,315
Total current assets	3,713,052	2,297,481
Property and equipment, net	330,979	247,324
Deferred tax assets, net	359,803	304,282
Intangible assets, net	196,972	175,157
Goodwill	1,370,189	756,838
Long-term notes receivable, net	6,066	3,460
Long-term contract assets, net	178,249	119,876
Strategic investments	416,833	332,550
Other long-term assets	428,170	237,620
Total assets	$7,000,313	$4,474,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,086	$71,955
Accrued liabilities	510,538	279,193
Current portion of deferred revenue	714,708	612,955
Current portion of notes payable, net	80,552	680,289
Customer deposits	16,156	20,626
Other current liabilities	9,107	12,857
Total current liabilities	1,470,147	1,677,875
Deferred revenue, net of current portion	359,902	360,685
Liability for unrecognized tax benefits	24,376	25,007
Long-term deferred compensation	23,675	15,877
Long-term lease liabilities	98,942	41,383
Long-term notes payable, net	1,730,170	—
Other long-term liabilities	50,443	26,096
Total liabilities	3,757,655	2,146,923
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized, 100,444,971 shares issued and 80,211,537 shares outstanding as of December 31, 2025, and 200,000,000 shares authorized, 96,839,558 shares issued and 76,619,331 shares outstanding as of December 31, 2024	1	1
Additional paid-in capital	2,475,035	1,689,781
Treasury stock at cost, 20,233,434 and 20,220,227 shares as of December 31, 2025 and December 31, 2024, respectively	(157,242)	(155,947)
Retained earnings	936,670	812,014
Accumulated other comprehensive loss	(11,806)	(18,184)
Total stockholders’ equity	3,242,658	2,327,665
Total liabilities and stockholders’ equity	$7,000,313	$4,474,588
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
Net sales from products	$1,576,864	$1,221,292	$964,002
Net sales from services	1,202,672	861,234	596,697
Net sales	2,779,536	2,082,526	1,560,699
Cost of product sales	809,303	618,136	447,708
Cost of service sales	312,108	223,010	157,538
Cost of sales	1,121,411	841,146	605,246
Gross margin	1,658,125	1,241,380	955,453
Operating expenses:
Selling, general and administrative	1,035,893	741,247	494,884
Research and development	684,308	441,593	303,719
Total operating expenses	1,720,201	1,182,840	798,603
Income (loss) from operations	(62,076)	58,540	156,850
Interest income	75,431	43,693	49,107
Interest expense	(94,238)	(7,098)	(6,995)
Other income (loss), net	99,857	286,369	(41,901)
Income before provision for income taxes	18,974	381,504	157,061
Provision for (benefit from) income taxes	(105,682)	4,470	(18,722)
Net income	$124,656	$377,034	$175,783
Net income per common and common equivalent shares:
Basic	$1.60	$4.98	$2.37
Diluted	$1.51	$4.80	$2.33
Weighted average number of common and common equivalent shares outstanding:
Basic	78,081	75,748	74,195
Diluted	82,370	78,558	75,456
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$124,656	$377,034	$175,783
Foreign currency translation adjustments	6,265	(7,874)	(4,352)
Unrealized gain on available-for-sale investments	113	369	852
Comprehensive income	$131,034	$369,529	$172,283
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2022	71,474,581	$1	$1,174,594	20,220,227	$(155,947)	$259,197	$(7,179)	$1,270,666
Issuance of common stock	467,594	—	94,705	—	—	—	—	94,705
Issuance of common stock under employee plans, net	1,441,279	—	(107,894)	—	—	—	—	(107,894)
Stock options exercised	1,907,026	—	54,503	—	—	—	—	54,503
Stock-based compensation	—	—	131,358	—	—	—	—	131,358
Issuance of common stock for business combination contingent consideration and related tax effects	10,944	—	144	—	—	—	—	144
Net income	—	—	—	—	—	175,783	—	175,783
Other comprehensive loss, net	—	—	—	—	—	—	(3,500)	(3,500)
Balance, December 31, 2023	75,301,424	$1	$1,347,410	20,220,227	$(155,947)	$434,980	$(10,679)	$1,615,765
Issuance of common stock under employee plans, net	804,780	—	(58,178)	—	—	—	—	(58,178)
Stock options exercised	510,000	—	14,576	—	—	—	—	14,576
Stock-based compensation	—	—	382,604	—	—	—	—	382,604
Issuance of common stock for business combination contingent consideration and related tax effects	3,127	—	498	—	—	—	—	498
Issuance of replacement awards in connection with business combinations	—	—	2,871	—	—	—	—	2,871
Net income	—	—	—	—	—	377,034	—	377,034
Other comprehensive loss, net	—	—	—	—	—	—	(7,505)	(7,505)
Balance, December 31, 2024	76,619,331	$1	$1,689,781	20,220,227	$(155,947)	$812,014	$(18,184)	$2,327,665
Issuance of common stock	702,536	—	489,430	—	—	—	—	489,430
Issuance of common stock under employee plans, net	1,324,442	—	(351,939)	—	—	—	—	(351,939)
Stock-based compensation	—	—	634,231	—	—	—	—	634,231
Issuance of replacement awards in connection with acquisitions	—	—	5,295	—	—	—	—	5,295
Induced conversion of convertible debt	1,565,061	—	28,365	—	—	—	—	28,365
Tax effect of partial repurchase and induced conversions of convertible debt	—	—	(21,386)	—	—	—	—	(21,386)
Conversion of convertible debt and shares received from convertible note hedge, net	167	—	1,258	13,207	(1,295)	—	—	(37)
Net income	—	—	—	—	—	124,656	—	124,656
Other comprehensive income, net	—	—	—	—	—	—	6,378	6,378
Balance, December 31, 2025	80,211,537	$1	$2,475,035	20,233,434	$(157,242)	$936,670	$(11,806)	$3,242,658
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$124,656	$377,034	$175,783
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	634,231	382,604	131,358
(Gain) loss on strategic investments and marketable securities, net	(139,969)	(283,217)	41,785
Debt inducement expense	38,868	—	—
Depreciation and amortization	83,161	48,425	19,315
Provision for bad debts and inventory	11,348	20,073	5,484
Deferred income taxes	(82,679)	(85,096)	(72,497)
Other noncash items	23,467	21,177	12,853
Change in assets and liabilities:
Receivables and contract assets	(505,560)	(245,842)	(178,989)
Inventory	(81,951)	607	(77,626)
Deferred revenue	83,476	155,641	146,819
Accounts payable, accrued and other liabilities	286,885	54,519	65,329
Prepaid expenses and other assets	(264,594)	(37,613)	(80,351)
Net cash provided by operating activities	211,339	408,312	189,263
Cash flows from investing activities:
Purchases of investments	(2,076,304)	(793,419)	(563,680)
Business combinations, net of cash acquired	(646,875)	(621,817)	(21,090)
Proceeds from call, maturity, and sale of investments	2,134,556	1,003,394	657,418
Purchases of property and equipment	(136,258)	(78,785)	(59,635)
Other, net	(49)	54	(537)
Net cash provided by (used in) investing activities	(724,930)	(490,573)	12,476
Cash flows from financing activities:
Net proceeds from equity offering	489,554	—	94,705
Proceeds from issuance of notes	1,750,000	—	—
Proceeds from options exercised	—	14,576	54,503
Principal payments for conversion of convertible debt	(608,890)	—	—
Payments to third parties for debt issuance, amendment and repurchase activity	(26,994)	—	—
Income and payroll tax payments for net-settled stock awards	(350,981)	(58,178)	(107,894)
Other, net	(224)	(1,835)	—
Net cash provided by (used in) financing activities	1,252,465	(45,437)	41,314
Effect of exchange rate changes on cash and cash equivalents	7,756	(6,209)	2,065
Net increase (decrease) in cash and cash equivalents	746,630	(133,907)	245,118
Cash and cash equivalents and restricted cash, beginning of period	466,763	600,670	355,552
Cash and cash equivalents and restricted cash, end of period	$1,213,393	$466,763	$600,670

Supplemental disclosures:
Cash and cash equivalents	$1,201,147	$454,844	$598,545
Restricted cash (Note 1)	12,246	11,919	2,125
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$1,213,393	$466,763	$600,670

Cash paid for interest	$57,173	$3,450	$3,508
Cash paid for income taxes, net of refunds	51,121	67,845	64,492

Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$62,844	$14,292	$5,927
Expense for induced conversion of convertible debt, debt offering and revolver modification	43,546	—	—
Property and equipment purchases in accounts payable and accrued liabilities	7,290	5,157	238
The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Summary of Significant Accounting Policies
Axon Enterprise, Inc. (“Axon”, the “Company”, “we” or “us”) is a provider of public safety technology solutions. Our mission is to protect life in service of promoting peace, justice and strong institutions.
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
•revenue recognition,
•stock-based compensation,
•business combinations,
•inventory valuation and related reserves,
•valuation of goodwill, intangible and long-lived assets,
•valuation of strategic investments,
•recognition, measurement and valuation of current and deferred income taxes, and
•recognition and measurement of contingencies.

We believe the estimates used in the preparation of these consolidated financial statements are reasonable; however, actual results could differ materially from those estimates.

Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of accounts and notes receivable, contract assets and cash. Historically, we have experienced an immaterial level of write-offs related to uncollectible accounts.
We hold the majority of our cash and cash equivalents accounts at three depository institutions. As of December 31, 2025, the aggregate balances in such accounts were $1.1 billion. Our balances with these and other institutions regularly exceed Federal Deposit Insurance Corporation insured limits for domestic deposits and various deposit insurance programs in Australia, Canada, Germany, and the United Kingdom, among others. To manage the related credit exposure, management continually monitors the creditworthiness of the financial institutions where we have deposits.
Major Customers and Suppliers
No customer represented more than 10% of total net sales for the years ended December 31, 2025, 2024 or 2023. At December 31, 2025 and 2024, no customer represented more than 10% of the aggregate balance of accounts and notes receivable and contract assets. For additional details, refer to Note 2.
We currently purchase both off-the-shelf and custom components, including finished circuit boards, injection-molded plastic components, small machined parts, custom cartridge components, electronic components and sub-assemblies from suppliers located in the United States, Taiwan, Mexico, China, Germany and Vietnam, among others. We acquire most of our components on a purchase order basis and do not currently have significant long-term purchase contracts with most component suppliers.

Segment Information
Effective January 1, 2025, we realigned our business into two reportable segments, Connected Devices and Software and Services (the “Segment Realignment”). Prior to the Segment Realignment, our two reportable segments were TASER and Software and Sensors. As a result of the Segment Realignment, we have recast our segment and other relevant disclosures for the years ended December 31, 2024 and 2023 to conform to the new presentation.
Reportable segments are determined based on discrete financial information provided to our Chief Executive Officer who is our chief operating decision maker (“CODM”). In deciding how to allocate resources and assess performance, the CODM reviews adjusted gross margin by segment to evaluate segment profitability, identify cost trends and make operational decisions to support our segments. Accordingly, the segment measure of profit and loss used by the CODM is adjusted gross margin, defined as gross margin before stock-based compensation expense, amortization of acquired intangible assets, inventory step-up amortization related to acquisitions, payroll taxes related to the Axon Enterprise, Inc. Employee eXponential Stock Plan vesting (the “Employee XSP”), and non-recurring severance costs. For additional details, refer to Note 18.
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
Geographic Information
Sales to international customers are often transacted in foreign currencies and are attributed to each country based on the shipping address of the distributor or customer. For the years ended December 31, 2025, 2024 and 2023, no individual country outside the United States represented more than 10% of total net sales. For additional details, refer to Note 2.
Most of our long-lived assets, including property, plant and equipment and right-of-use lease assets are located within the United States. International long-lived assets are immaterial. Additionally, the majority of our revenues are generated within the United States.
Cash, Cash Equivalents and Investments
We have cash, as well as cash equivalents and investments, which at December 31, 2025 comprise money market funds, U.S. Treasury bills, marketable securities, agency bonds, term deposits, corporate bonds, commercial paper, and certificates of deposit. We place our cash and cash equivalents with high quality financial institutions. Although we deposit our cash with multiple financial institutions, our deposits regularly exceed federally insured limits. Cash and cash equivalents include funds on-hand and highly liquid investments purchased with initial maturity of three months or less. Short-term investments include securities with an expected maturity date within one year of the balance sheet date that do not meet the definition of a cash equivalent, and long-term investments are securities with an expected maturity date greater than one year and less than three years in accordance with our investment policy.

We report available-for-sale debt investments at fair value as of each balance sheet date and record any unrealized gains or losses within accumulated other comprehensive loss as a component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (loss), net within the consolidated statements of operations and comprehensive income. Income tax effects are released from accumulated other comprehensive loss for unrealized gains or losses when the gains or losses are realized and are taxed at the statutory rate based on jurisdiction of the underlying transaction. When the fair value is below the amortized cost of an available-for-sale investment, an estimate of expected credit losses is made. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheets and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If we have the intent to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations and comprehensive income. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. There were no credit losses recorded on our investment portfolio during the years ended December 31, 2025, 2024 and 2023.
We have an investment in marketable equity securities, which is reported at fair value as of each balance sheet date. Changes in fair value are recorded as unrealized gain or loss on marketable securities in other income (loss), net in the consolidated statements of operations and comprehensive income.
Restricted Cash
Restricted cash balances were $12.2 million and $11.9 million as of December 31, 2025 and December 31, 2024, respectively. The restricted cash balance at December 31, 2025 includes a $9.7 million payment held in escrow related to the planned construction of our headquarters building in Scottsdale, Arizona. Restricted cash also includes funds held in international bank accounts for various operating and financing activities. Restricted cash is included in prepaid expenses and other current assets on the consolidated balance sheets.
Inventory
Inventories are stated at the lower of cost or net realizable value, using a standard cost method which approximates the first-in, first-out method. Additional provisions are made to reduce excess, obsolete or slow-moving inventories to their net realizable value. These provisions are based on our best estimate after considering historical demand, projected future demand, inventory purchase commitments, industry and market trends, among other factors. We evaluate for abnormal costs due to excess production capacity and treat such costs as period costs.
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

Leases
We determine if a contract contains a lease at inception. At commencement, lease contracts are evaluated for classification as an operating or finance lease. Operating lease right-of-use (“ROU”) assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Additionally, we use the portfolio approach in determining the discount rate used to present value lease payments. We give consideration to our notes payable, line of credit, macroeconomic factors, as well as publicly available data for instruments with similar characteristics when estimating our incremental borrowing rates. The operating lease ROU asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives.
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
Our operating leases have remaining terms of less than one to approximately 12 years, some of which include one or more options to renew for up to 20 years, and some of which include options to terminate the leases within one year. The exercise of lease renewal options is at our sole discretion and such options are included in ROU assets and liabilities for renewal periods that are reasonably certain of exercise. Certain of these lease agreements include stated rental payment escalations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
We enter into sales-type finance leases as an alternative means to realize value for our body cameras and related accessories. For sales-type finance leases where we are the lessor, we recognize our selling profit on a gross basis at lease commencement within net sales from products and cost of product sales, respectively. Interest income is recognized over the lease term within interest income. The current and long-term portions of our investment in sales-type leases are included in prepaid expenses and other current assets and other long-term assets, respectively. Given the immateriality of our finance lease activity as of December 31, 2025 and December 31, 2024, respectively, no further disclosure considerations related to finance leases are necessary.
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
Finite-lived intangible assets and other long-lived assets are amortized using the straight-line method over the estimated useful life. We do not amortize goodwill and intangible assets with indefinite useful lives; rather such assets are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We test goodwill and intangible assets for impairment on an annual basis on December 31, 2025 and on an interim basis when certain events and circumstances exist.
During the years ended December 31, 2025, 2024 and 2023, long-lived asset impairment charges were immaterial.
No impairment charges were recognized related to goodwill or intangible assets during the years ended December 31, 2025, 2024 or 2023.

Customer Deposits
We require deposits in advance of shipment for certain customer sales orders. Additionally, customers may elect to make deposits with us related to contracts for our products and services that were not executed as of the end of a reporting period. Customer deposits are included in other current liabilities in the consolidated balance sheets.
Revenue Recognition
We derive revenue from two primary sources: (1) SaaS offerings which include digital evidence management, productivity solutions, and real-time operations capabilities, and (2) the sale of devices, accessories, and related extended warranties across our product portfolio, which includes TASER, personal sensors, and platform solutions. To a lesser extent, we also recognize revenue from training, professional services and other services ancillary to our core offerings.We offer to sell our products and services on a standalone basis, but our customers often prefer to bundle our integrated hardware products and services together in a single transaction that allows them to make payments over a multi-year period. We apply the five-step model outlined in ASC 606. For additional discussion, refer to Note 2.
We enter into contracts that can include various combinations of products and services, each of which is generally distinct and accounted for as a separate performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our estimate of the SSP of each distinct good or service in the contract. Revenues are recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Performance obligations to deliver hardware products are generally satisfied at the point in time we ship the product, as this is when the customer obtains control of the asset under our standard terms and conditions. In certain contracts with non-standard terms and conditions, these performance obligations may not be satisfied until delivery or formal customer acceptance occurs. Cost of product sales is recognized when control of hardware products or accessories has transferred to the customer. Performance obligations to fulfill service-type extended warranties and provide our SaaS offerings, including Axon Evidence and other cloud services, are generally satisfied over time as the customer receives and consumes the benefits of these services over the stated service period. Additionally, we offer customers the ability to purchase CED cartridges and certain services on an unlimited as-requested basis over the contractual term, which represents a stand-ready obligation satisfied over time. Payment terms and conditions vary by contract type and geography, but our standard terms are that payments are due within 30 days from the date of invoice.
When partners or vendors are involved in providing goods and services to our customers; we apply the principal versus agent guidance in ASC 606 to determine if we are the principal or an agent to the transaction. When we control the specified goods or services before they are transferred to our customer, we report revenue gross, as principal. If we do not control the goods or services before they are transferred to our customer, revenue is reported net of the fees paid to the other party, as agent. We also consider if distributors obtain control of specified goods or services prior to passing them on to end customers. If they do, then we account for the distributor as our customer for ASC 606 purposes.
Our contracts with certain municipal government customers may also be subject to budget appropriation, other contract cancellation clauses or optional renewal periods. In contracts where the customer’s performance is subject to budget appropriation clauses, consistent with historical experience we generally consider the likelihood of non-appropriation to be remote when determining the contract term and transaction price.
Contract Assets and Liabilities

Because of the nature of our multi-year subscription programs with various product and service performance obligations and multi-year payment plans, the timing of revenue recognition may differ from the timing of invoicing to customers. We generally have an unconditional right to consideration when we invoice our customers and record a receivable. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing.
Contract assets generally result from our subscription programs where we satisfy a hardware performance obligation upon shipment to the customer, and the right to payment of the portion of the transaction price allocated to that hardware performance obligation is conditional on our future performance of other services under the contract. Contract asset amounts that will be invoiced during the 12-month period from the balance sheet date are classified as current assets and the remaining portion is recorded within other long-term assets on our consolidated balance sheets.

Contract liabilities generally consist of deferred revenue on our subscription programs where we generally invoice customers at the beginning of each annual contract period and record a receivable at the time of invoicing when there is an unconditional right to consideration. Deferred revenue is composed mainly of unearned revenue related to our SaaS offerings, service-type extended warranties, stand-ready obligations to provide CED cartridges, rights to future CED, and rights to future hardware shipments in our subscription programs. Deferred revenue that is expected to be recognized as revenue during the 12-month period from the balance sheet date is recorded as current deferred revenue and the remaining portion is recorded as long-term deferred revenue.
Areas of Judgment
The contractual term of our revenue arrangements is based on the period in which there are presently enforceable rights and obligations, which could be shorter than the stated contractual term if our customers can terminate the contracts for convenience without having to pay a substantive termination penalty. In contracts with no substantive termination penalty, we also consider if the option for our customer to purchase additional goods or services represents an additional performance obligation in the form of a material right. Determining the revenue recognition for these types of contracts may require significant judgment to determine the contract term including the existence of substantive termination penalties, determining the transaction price, and identifying performance obligations.
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
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately rather than together may require judgment. We typically consider hardware products such as CEDs, cameras, sensors and related accessories to be separately identifiable from each other as well as from extended warranties on these products and the subscriptions to our SaaS offerings.
Judgment is required to determine the SSP for each distinct performance obligation. We analyze stand-alone sales of our products and services as a basis for estimating the SSP of our products and services and then use that SSP as the basis for allocating the transaction price when our products and services are sold together in a contract with multiple performance obligations. In instances where the SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information including cost plus margin, market comparisons and other observable inputs.
Practical Expedients and Elections
We recognize shipping costs as an expense in cost of product sales when the control of hardware products or accessories has transferred to the customer.
Sales tax collected on sales is netted against government remittances and, thus, recorded on a net basis.

In contracts where there are timing differences between when we transfer a promised good or service to the customer and when the customer pays for that good or service, we assess whether there is any implied financing within the transaction, and if so, recognize related interest income, or expense, on the transaction. We do not adjust the transaction price for the effects of a significant financing component when the period is one year or less. The amount of imputed interest is immaterial for the years ended December 31, 2025, 2024, and 2023.

Reserve for Expected Credit Losses
Sales are typically made on credit, and we generally do not require collateral. We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts and notes receivable and contract assets is developed using historical collection experience, published or estimated credit default rates for entities that represent our customer base, current and future economic and market conditions and a review of the current status of customers’ trade accounts receivables. We review receivables for U.S. and international customers separately to better reflect different published credit default rates and economic and market conditions. Additionally, specific reserve amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include account reconciliation, dispute resolution, payment confirmation, consideration of customers’ financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. This reserve represents our best estimate and application of judgment considering a number of factors, including those listed above. In the event that actual uncollectible amounts differ from our estimates, additional expense could be necessary. The expected credit losses, which totaled $7.8 million, $5.6 million and $4.0 million as of December 31, 2025, 2024 and 2023 respectively, are deducted from the amortized cost basis of accounts and notes receivable and contract assets to present the net amount expected to be collected. Reserve activity during the years ended December 31, 2025, 2024 and 2023 was immaterial.
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
Cost of Product and Service Sales
Cost of product sales represents manufacturing costs consisting of materials, labor and overhead related to finished goods and components. Shipping costs incurred related to product delivery are also included in cost of products sold. Cost of service sales includes third party cloud services, software maintenance and support costs – including personnel costs, associated with supporting Evidence.com and other software related services.
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

Changes in our estimated warranty reserve were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$8,284	$7,374	$811
Utilization of reserve	(9,054)	(5,992)	(1,499)
Adjustment to reserve due to business combinations	—	1,311	—
Warranty expense	11,628	5,591	8,062
Balance, end of period	$10,858	$8,284	$7,374
Research and Development Expenses
R&D costs that do not meet the qualifications to be capitalized are expensed as incurred. R&D costs include payroll costs and stock-based compensation for the personnel involved in R&D functions, as well as indirect manufacturing costs and supplies, consulting services and internal infrastructure costs incurred in connection with product research and development. We incurred R&D expense of $684.3 million, $441.6 million and $303.7 million in the years ended December 31, 2025, 2024 and 2023, respectively.
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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We also assess whether uncertain tax positions, as filed, could result in the recognition of a liability for possible interest and penalties. We recognize interest and penalties related to unrecognized tax benefits within the provision (benefit) for income tax expense line in the consolidated statements of operations and comprehensive income. For additional details, refer to Note 12.
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
Changes in fair value of our investment in marketable securities are recorded in other income (loss), net in the consolidated statements of operations and comprehensive income. Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. For additional details regarding our cash equivalents and investments, refer to Note 3.
We have corporate-owned life insurance policies which are used to fund our deferred compensation plan. The balances of these policies were $9.9 million and $8.4 million as of December 31, 2025 and 2024, respectively, and are included in other long-term assets in the consolidated balance sheets. We determine the fair values of our insurance contracts by obtaining the cash surrender value of the contracts from the issuer, a Level 2 valuation technique.
We have strategic equity investments in various non-public companies as of December 31, 2025 and 2024. The estimated fair value of the equity investments is determined based on Level 3 inputs, utilizing available observable data as discussed further in Note 7.
The fair value of our notes payable is determined based on the closing trading price of the respective notes payable as of the last day of trading for each period. We consider the fair value to be a Level 2 measurement, as the fair value is primarily affected by the trading price of our common stock and market interest rates. For additional details regarding our notes payable, refer to Note 10.
Our financial instruments also include accounts and notes receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the consolidated balance sheets.
Strategic Investments
Strategic investments include equity investments in various non-public technology-driven companies. We generally account for strategic equity investments under the ASC 321 measurement alternative for equity securities without readily determinable fair values. The equity investments are measured at cost less impairment, adjusted for observable price changes and are assessed for impairment whenever events or changes in circumstances indicate that the fair value may be less than its carrying value. Adjustments are recorded within other income (loss), net in the consolidated statements of operations and comprehensive income.

Certain strategic equity investments in unconsolidated investees are accounted for under the equity method of accounting if we have the ability to exercise significant influence over the operating and financial policies of the investee. These investments are initially measured at cost and are adjusted by our share of equity in the reported net income or losses of the investee.
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

The primary purpose of our unconsolidated VIE investments is to create strategic partnerships with market-leading providers of public safety technology solutions. We present all variable interests in unconsolidated VIEs within strategic investments on the consolidated balance sheets. We have also provided financial support to the unconsolidated VIEs in exchange for investments in debt and equity investments. Financial support provided to the unconsolidated VIEs is used to continue to finance their operations.
Stock-Based Compensation
We utilize stock-based compensation for key employees and non-employee directors as a means of attracting and retaining talented personnel. We recognize compensation expense for our stock-based compensation program, which includes grants of RSUs, PSUs, XSUs and stock options. Our stock-based compensation awards are classified as equity and are measured at the fair market value of the underlying common stock at the grant date. When determining the grant date fair value of stock-based awards, we consider whether an adjustment is required to the observable market price or volatility of our common stock used in the valuation as a result of material non-public information. Payments for employees’ tax obligations are reflected as a financing activity within the consolidated statements of cash flows. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital.

RSUs
Stock-based compensation expense for RSUs is measured based on the closing fair market value of our common stock on the date of grant. We recognize stock-based compensation expense over the award’s requisite service period using the straight-line attribution method for service-based RSUs. Service-based grants generally have a vesting period of one to three years and a contractual maturity of ten years. We account for forfeitures as they occur as a reduction to stock-based compensation expense and additional paid-in-capital.
PSUs - inclusive of XSUs
Stock-based compensation expense for standard PSUs is measured based on the closing fair market value of our common stock on the date of grant. We recognize stock-based compensation expense over the award's requisite service period, which is defined as the longest explicit, implicit or derived service period based on our estimate of the probability of the performance criteria being satisfied, adjusted at each balance sheet date. The vesting of our PSUs is generally contingent upon the achievement of certain performance criteria related to our operating performance, as well as successful and timely development and market acceptance of future product introductions. For PSUs containing only performance conditions, compensation cost is recognized using the graded attribution model over the explicit or implicit service period. In addition, certain of the PSUs have further service requirements subsequent to achievement of the performance criteria.

Our performance-based restricted stock units include XSUs granted under the Employee XSP and the CEO Performance Award. On May 10, 2024, our shareholders approved the Employee XSP. The Employee XSP includes an approved pool of shares of common stock reserved for grants of awards of XSUs to employees. The grants of XSUs are grants of performance-based RSUs. The program includes seven substantially equal tranches that will vest upon certification by the Compensation Committee of the Board of Directors (the “Compensation Committee”) upon achievement of three independent vesting conditions: (1) stock price goals; (2) operational goals; and (3) minimum service conditions.
Additionally, on May 10, 2024, shareholders approved a grant of XSUs to our CEO, Patrick Smith (the “CEO Performance Award”). The stock price goals and operational goals applicable to the CEO Performance Award are identical to those under the Employee XSP, but Mr. Smith is subject to a longer minimum required service period.
Stock-based compensation expense associated with the XSUs is recognized over the requisite service period, which is considered the longest explicit, implicit or derived service period for each respective tranche. We utilized Monte Carlo simulations to evaluate a range of possible future stock price goals over the term of the awards at each of the respective grant dates. The median of all iterations of the simulation was used as the basis for the derived service period for each tranche. The requisite service period for each tranche is subject to review on a quarterly basis, and changes to the requisite service period are made if it is probable that performance conditions will be achieved within a different time period. Accordingly, any unrecognized compensation cost is recognized prospectively over the remaining requisite service period.

We measured the grant date fair value of each tranche using a Monte Carlo simulation with the following assumptions: risk-free interest rate of 3.6% – 4.5%, expected volatility of 41.0% – 51.8%, expected term of 7.0 – 8.6 years, and dividend yield of 0.0%. We utilized a blended volatility assumption, equally weighting both historical volatility and implied volatility, resulting in a weighted-average expected volatility of 41.9%. An illiquidity discount is considered in our estimate of the fair value of shares during post-vesting holding periods. The mandatory post-vesting holding periods for XSUs will lapse on the earlier of (i) December 31, 2030, or (ii) the date that a subsequent tranche vests and settles. Therefore, the illiquidity discount is dependent upon projected tranche vesting dates, determined via the Monte Carlo simulation. This simulation is based on a subjective assessment of our forward-looking financial projections, taking into consideration statistical analysis.
Even though no tranche with respect to either XSUs granted under the Employee XSP or the CEO Performance Award vests unless the applicable stock price goal, operational goal and corresponding minimum service condition are achieved, stock-based compensation expense is recognized when an operational goal is considered probable of attainment regardless of the achievement of the stock price and minimum service conditions. As of December 31, 2025, we consider some of the tranches probable and will recognize the expense ratably over their respective expected vesting periods. This may result in volatility and higher upfront expense recognition and is subject to change based on periodic probability assessments. Tranches 1 and 2 vested and settled in June 2025 and December 2025, respectively. As of December 31, 2025, for certain grantees, the shares acquired upon vesting and settlement of Tranche 2 are subject to a holding period requirement under the plan, which will expire on the earlier of (i) December 31, 2030 and (ii) the date on which the subsequent tranche vests and settles. Refer to Note 14 for further discussion.
Performance-based grants generally have vesting periods ranging from one to eight years and a contractual maturity of ten years. We account for forfeitures as they occur as a reduction to stock-based compensation expense and additional paid-in-capital.
Stock Options
On May 24, 2018, our shareholders approved the Board of Directors’ grant of 6.4 million performance-based stock options to our CEO, Patrick Smith, (the “2018 CEO Performance Award”). The 2018 CEO Performance Award consisted of twelve substantially equal tranches with a vesting schedule based entirely on the attainment of both operational goals (performance conditions) and market capitalization goals (market conditions), assuming continued employment either as the Chief Executive Officer or as both Executive Chairman and Chief Product Officer and service through each vesting date. For performance-based stock options with a vesting schedule based entirely on the attainment of both performance and market conditions, stock-based compensation expense was recognized for each pair of performance and market conditions over the longer of the expected achievement period of the performance and market conditions, beginning at the point in time that the relevant performance condition is considered probable of achievement. The fair value of such awards was estimated on the grant date using Monte Carlo simulations. The 2018 CEO Performance Award was fully vested as of June 30, 2023.
Business Combinations
In business combinations achieved in stages, our previously held equity interests are remeasured to fair value at the respective acquisition date using Level 3 valuation techniques. Gains or losses associated with such remeasurement are recorded in other income (loss), net, in our consolidated statements of operations and comprehensive income. Transaction costs for our business combinations are expensed as incurred in our consolidated statements of operations and comprehensive income.

The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The goodwill generated from our business combinations is primarily attributable to synergies that are expected to be achieved from the integration of the acquired businesses.

During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations and comprehensive income. For additional details, refer to Note 19.

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
The calculation of the weighted average number of shares outstanding and earnings per share is as follows (in thousands except per share data):

	For the Year Ended December 31,
	2025	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$124,656	$377,034	$175,783

Denominator:
Weighted average shares outstanding	78,081	75,748	74,195
Dilutive effect of stock-based awards	1,826	1,435	1,261
Dilutive effect of 2027 Notes (1)	990	1,139	—
Dilutive effect of 2027 Warrants	1,473	236	—
Diluted weighted average shares outstanding	82,370	78,558	75,456

Net income per common share:
Basic	$1.60	$4.98	$2.37
Diluted	$1.51	$4.80	$2.33
(1)For the year ended December 31, 2025, the impacts of early repurchases of portions of the 2027 Notes are weighted based upon the number of days in each corresponding period of time for (a) the period between January 1, 2025 and the closing date of each of the respective repurchases, which include the total amount of shares issuable upon a conversion of all of the 2027 Notes; and (b) subsequent to the closing date of each of the respective repurchases through December 31, 2025, which include the amount of shares issuable upon a conversion of the 2027 Notes that remain outstanding after the respective early repurchases. Refer to Note 10 for additional details.
Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Stock-based awards	3,140	4,132	1,014
2027 Notes	141	1,877	3,017
2027 Warrants	1,544	2,781	3,017
Total potentially dilutive securities	4,825	8,790	7,048

Accounting Guidance and Disclosure Rules - Recently Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring (1) consistent categories and additional disaggregation of information in the effective tax rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. The provisions of ASU 2023-09 are effective for our Annual Report on Form 10-K for the year ending December 31, 2025. Axon has adopted ASU 2023-09 prospectively for the year ending December 31, 2025; prior periods have not been recast. Refer to Note 12 for additional details.
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-04, Debt (Topic 470): Debt with Conversion and Other Options. ASU 2024-04 clarifies the assessment of whether certain transactions should be accounted for as an induced conversion or debt extinguishment. The provisions of ASU 2024-04 are effective for annual reporting periods beginning after December 15, 2025, with early adoption permitted. We elected to early adopt ASU 2024-04 in the first quarter of 2025 and applied the standard when assessing the accounting treatment for our convertible debt repurchase. Refer to Note 10 for additional details.
Accounting Guidance and Disclosure Rules - Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures. ASU 2024-03 is intended to enhance the level of detail disclosed related to expense categories and provide additional disclosure of expenses by nature. The provisions of ASU 2024-03 are effective for annual periods beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025‑06, Intangibles - Goodwill and Other - Internal‑Use Software (Sub-topic 350-40): Targeted Improvements to the Accounting for Internal‑Use Software. ASU 2025‑06 is intended to modernize the internal‑use software model primarily by removing software development stages and introducing a “probable-to-complete recognition threshold.” The provisions of ASU 2025‑06 are effective for annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. ASU 2025-10 is intended to established guidance on the recognition, measurement and presentation of government grants received by business entities. The provisions of ASU 2025-10 are effective for annual periods beginning after December 15, 2028, with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 is intended to improve the navigability and clarify guidance of required interim disclosures. The provisions of ASU 2025-11 are effective for annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements.

Note 2 - Revenues
Nature of Products and Services
The following tables present our revenues by primary product and service offering and reportable segment (in thousands). All periods presented reflect the impact of the Segment Realignment discussed in Note 1.

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
TASER (1)	$913,883	$—	$913,883	$750,141	$—	$750,141
Personal Sensors (2)	397,035	—	397,035	316,938	—	316,938
Platform Solutions (3)	265,946	—	265,946	154,213	—	154,213
Software and Services	—	1,202,672	1,202,672	—	861,234	861,234
Total	$1,576,864	$1,202,672	$2,779,536	$1,221,292	$861,234	$2,082,526

	Year Ended December 31, 2023
	Connected Devices	Software and Services	Total
TASER (1)	$573,158	$—	$573,158
Personal Sensors (2)	242,625	—	242,625
Platform Solutions (3)	148,219	—	148,219
Software and Services	—	596,697	596,697
Total	$964,002	$596,697	$1,560,699
(1)'TASER' includes TASER handles, cartridges, and related extended warranties.
(2)'Personal Sensors' primarily includes body cameras and accessories, signal sidearm, and related extended warranties.
(3)'Platform Solutions' primarily includes fleet in-car video, interview room, fixed cameras, drones and counter-drone equipment, virtual reality training hardware, and related extended warranties.
The following table presents our revenues disaggregated by geography (in thousands):

	Year Ended December 31,
	2025		2024		2023
United States	$2,305,012	83%	$1,775,194	85%	$1,335,516	86%
Other countries	474,524	17	307,332	15	225,183	14
Total	$2,779,536	100%	$2,082,526	100%	$1,560,699	100%

Contract Balances
As of December 31, 2025 and December 31, 2024, our contract assets, net were $760.9 million and $487.8 million, respectively. During the year ended December 31, 2025, our contract assets balance increased by $273.1 million, or 56.0%, primarily due to increased sales under subscription plans. As of December 31, 2025 and December 31, 2024, our contract liabilities (deferred revenue) were $1,074.6 million and $973.6 million, respectively. During the year ended December 31, 2025, our contract liabilities balance increased by $101.0 million, or 10.4%, primarily due to increased subscription invoicing in advance of fulfilling performance obligations to customers.
During the years ended December 31, 2025 and 2024, and 2023, we recognized revenue of $682.4 million, $499.7 million, and $358.0 million, respectively, from the beginning contract liabilities balance as of December 31, 2024, 2023 and 2022 respectively.
Remaining Performance Obligations
As of December 31, 2025, we had approximately $9.9 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC 606 as of December 31, 2025. We currently expect to recognize approximately 20% - 25% of this balance over the next 12 months, and expect the remainder to be substantially recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.
Costs to Obtain a Contract
We recognize an asset for the incremental costs of obtaining a contract with a customer, which consist primarily of sales commissions. As of December 31, 2025 and 2024, our assets for costs to obtain contracts were as follows (in thousands):

	December 31, 2025	December 31, 2024
Current deferred commissions (1)	$86,614	$59,025
Deferred commissions, net of current portion (2)	245,900	154,894
	$332,514	$213,919
(1)Current deferred commissions are included within prepaid expenses and other current assets on the consolidated balance sheets.
(2)Deferred commissions, net of current portion, are included in other long-term assets on the consolidated balance sheets.
During the years ended December 31, 2025, 2024, and 2023, we recognized $65.9 million, $50.8 million, and $34.1 million, respectively, of amortization related to deferred commissions. These costs are recorded within SG&A expenses in the consolidated statements of operations and comprehensive income.

Note 3 - Cash, Cash Equivalents and Investments
The following table summarizes our cash, cash equivalents, marketable securities and available-for-sale debt investments at December 31, 2025 (in thousands):

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities	Short-Term Investments
Cash	$168,294	$—	$—	$168,294	$168,294	$—	$—

Level 1:
Money market funds	821,711	—	—	821,711	821,711	—	—
U.S. Treasury bills	231,766	69	—	231,835	200,200	—	31,635
Marketable securities	15,093	12,120	—	27,213	—	27,213	—
Agency bonds	6,456	3	—	6,459	—	—	6,459
Subtotal	1,075,026	12,192	—	1,087,218	1,021,911	27,213	38,094
Level 2:
Term deposits	385,942	—	—	385,942	10,942	—	375,000
Corporate bonds	72,322	42	(3)	72,361	—	—	72,361
Commercial paper	18,462	—	—	18,462	—	—	18,462
Certificates of deposit	1,500	—	—	1,500	—	—	1,500
Subtotal	478,226	42	(3)	478,265	10,942	—	467,323
Total	$1,721,546	$12,234	$(3)	$1,733,777	$1,201,147	$27,213	$505,417

During the year ended December 31, 2025, proceeds from the sale of available-for-sale securities were $24.0 million. As of December 31, 2025, we had $9.7 million of available-for-sale debt investments with unrealized losses, of which none have been in a continuous unrealized loss position for 12 months or longer.
During the year ended December 31, 2025, net proceeds from the sales of marketable securities were $124.6 million, representing a $49.7 million net realized gain from the time of purchase. During the year ended December 31, 2025, net losses of $40.4 million were recognized for securities sold in the period within other income (loss), net in the consolidated statements of operations and comprehensive income. During the year ended December 31, 2025, we recorded an unrealized loss of $6.0 million on marketable securities still held as of the reporting date.

The following table summarizes our cash, cash equivalents and available-for-sale investments at December 31, 2024 (in thousands):

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
As of December 31, 2024, we had $136.7 million of available-for-sale investments with unrealized losses, of which none have been in a continuous unrealized loss position for 12 months or longer. During the years ended December 31, 2024 and 2023, we recorded unrealized gains on marketable securities of $120.3 million and $38.7 million, respectively.
Note 4 - Inventory
Inventory consisted of the following at December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$152,680	$86,840
Work-in-process	8,866	6,230
Finished goods	180,265	172,246
Total inventory	$341,811	$265,316
During the years ended December 31, 2025, 2024, and 2023, we recorded provisions to reduce inventories to their lower of cost or net realizable value of approximately $4.1 million, $17.8 million and $5.4 million, respectively.

Note 5 - Property and Equipment
Property and equipment consisted of the following at December 31, 2025 and December 31, 2024 (in thousands):

	Estimated Useful Life	December 31, 2025	December 31, 2024
Land	N/A	$51,612	$51,612
Building and leasehold improvements	3 - 39 years	62,373	52,065
Production equipment	1 - 5 years	228,877	148,922
Computers, equipment and software	3 - 5 years	35,225	34,429
Furniture and office equipment	3 - 5 years	12,226	10,058
Vehicles	5 years	7,568	8,139
Capitalized internal software development costs	3 - 5 years	16,765	15,906
Construction-in-process	N/A	97,574	62,178
Total cost		512,220	383,309
Less: Accumulated depreciation		(181,241)	(135,985)
Property and equipment, net		$330,979	$247,324
Construction-in-process included $33.6 million related to the development of our headquarters facility in Scottsdale, Arizona as of both December 31, 2025 and December 31, 2024.
Depreciation and amortization expense related to property and equipment was $57.0 million, $39.4 million and $28.1 million for the years ended December 31, 2025, 2024, and 2023, respectively, of which $33.6 million, $21.4 million and $13.6 million was included in cost of sales for the respective years.
Note 6 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2025 and December 31, 2024 were as follows (in thousands):

	TASER	Software and Sensors	Connected Devices	Software and Services	Total
Balance at December 31, 2023	$2,984	$54,961	$—	$—	$57,945
Goodwill acquired	—	701,695	—	—	701,695
Purchase accounting adjustments	—	(479)	—	—	(479)
Foreign currency translation adjustments	(131)	(2,192)	—	—	(2,323)
Balance at December 31, 2024	2,853	753,985	—	—	756,838
Reallocation of goodwill from Segment Realignment (1)	(2,853)	(753,985)	46,674	710,164	—
Goodwill acquired	—	—	4,733	612,295	617,028
Purchase accounting adjustments	—	—	(446)	(7,082)	(7,528)
Foreign currency translation adjustments	—	—	288	3,563	3,851
Balance at December 31, 2025	$—	$—	$51,249	$1,318,940	$1,370,189
(1)Due to the Segment Realignment, the goodwill balances as of December 31, 2024 have been recast to conform to the new segment presentation. Refer to Note 1 for additional details.
There were no accumulated impairment losses as of December 31, 2025 and 2024.

Intangible assets (other than goodwill) consisted of the following at December 31, 2025 and December 31, 2024 (in thousands):

		December 31, 2025			December 31, 2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable (definite-lived) intangible assets:
Developed technology	3 ‑ 8 years	$183,122	$(44,399)	$138,723	$118,322	$(21,337)	$96,985
Customer relationships	5 ‑ 10 years	41,329	(8,960)	32,369	33,223	(4,716)	28,507
Issued trademarks	3 ‑ 23 years	9,900	(3,856)	6,044	6,706	(1,784)	4,922
Issued patents	8 ‑ 26 years	3,017	(1,602)	1,415	2,931	(1,470)	1,461
Domain names	5 ‑ 10 years	3,043	(2,738)	305	3,043	(2,433)	610
Total amortizable		240,411	(61,555)	178,856	164,225	(31,740)	132,485
Non-amortizable (indefinite-lived) intangible assets:
In-process research and development (1)		16,600	—	16,600	41,000	—	41,000
Trademarks		1,068	—	1,068	1,068	—	1,068
Patents and trademarks pending		448	—	448	604	—	604
Total non-amortizable		18,116	—	18,116	42,672	—	42,672
Total intangible assets		$258,527	$(61,555)	$196,972	$206,897	$(31,740)	$175,157
(1)    During the year ended December 31, 2025, $24.4 million of in-process research and development costs were placed into service.
Amortization expense of intangible assets was $29.8 million, $17.4 million and $4.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. Estimated amortization for intangible assets with definite lives for the next five years ended December 31, and thereafter, is as follows (in thousands):

2026	$39,510
2027	38,278
2028	36,046
2029	33,698
2030	22,181
Thereafter	9,143
Total	$178,856

Note 7 – Strategic Investments
During the year ended December 31, 2025, we closed a series of transactions to acquire additional equity interests in an existing strategic investee for an aggregate amount of $235.1 million.
During the first quarter of 2025, we recognized a gain of $167.4 million related to an observable price change of a separate existing strategic investee. Furthermore, we entered into a series of transactions to sell certain interests and recognized proceeds from the sales of $340.7 million for the year ended December 31, 2025. Previously unrealized gains of $320.8 million were realized from the collective sales, net of $1.3 million of transaction costs.
During the year ended December 31, 2025, a strategic investee completed a change-of-control transaction resulting in liquidation of the entity and distribution of consideration to its shareholders. In connection with the transaction, we received consideration of $37.2 million. We recognized a gain of $14.8 million from the sale to date, net of $0.1 million of transaction costs. Previously unrealized gains of $2.6 million were realized as a result of this sale.
The following tables provide details on the balance of strategic investments (in thousands):

	December 31, 2025	December 31, 2024
Equity securities:
Non-marketable equity securities	$416,236	$323,966
Debt securities:
Non-marketable debt securities	597	8,584
Total strategic investments	$416,833	$332,550
The life to date cumulative upward and downward adjustments to the carrying value of our strategic equity investments accounted for under the ASC 321 measurement alternative and still held as of the year ended December 31, 2025 were $15.7 million and $15.4 million, respectively.
As of the years ended December 31, 2025 and 2024, the carrying value of our variable interest assets in unconsolidated non-public VIEs was $9.4 million and $25.2 million, respectively. These balances reflect the maximum exposure to loss, which is limited to the carrying value of the interest.
The following tables summarize the gains and losses associated with our strategic investments during the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Realized gains (losses) recognized on strategic investments during the period, net (1)	$337,501	$90,760	$—
Reversal of prior period cumulative unrealized (gains) losses, net, for securities sold during the period (1)	(160,928)	390	—
Unrealized gains on strategic investments still held at the reporting date (2)	11,867	76,723	—
Unrealized losses, including impairments, on strategic investments still held at the reporting date	(2,048)	(4,986)	(82,525)
Gains (losses) on strategic investments, net	$186,392	$162,887	$(82,525)
(1)Includes realized gains and reversal of prior unrealized gains of $2.6 million and $1.1 million, respectively, for a debt security strategic investment instrument due to a liquidation event for the year ended December 31, 2025.
(2)Includes unrealized gains of $0.1 million and $1.1 million related to debt security strategic investments for the years ended December 31, 2025 and 2024.

Note 8 - Other Long-Term Assets

Other long-term assets consisted of the following at December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Deferred commissions	$245,900	$154,894
Operating lease assets	99,513	44,567
Deferred cost of goods sold	29,085	14,123
Prepaid expenses and deposits	28,066	6,944
Cash surrender value of corporate-owned life insurance policies	9,914	8,398
Other	15,692	8,694
Total other long-term assets	$428,170	$237,620
Note 9 - Accrued Liabilities
Accrued liabilities consisted of the following at December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Accrued commissions	$150,811	$88,237
Accrued bonus	78,403	59,780
Accrued third party product costs	73,497	6,728
Accrued salaries and benefits	35,251	25,233
Accrued interest	31,855	134
Accrued income and other taxes	27,339	27,863
Accrued inventory in transit	15,728	13,101
Accrued cloud hosting fees	14,049	10,673
Accrued warranty expense	10,858	8,284
Accrued consulting and IT fees	7,521	7,846
Other accrued expenses	65,226	31,314
Total accrued liabilities	$510,538	$279,193

Note 10 – Notes Payable, Net
Notes payable, net, consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
2030 Notes	$1,000,000	$—
2033 Notes	750,000	—
2027 Notes	81,110	690,000
Total principal	1,831,110	690,000
Unamortized debt issuance costs	(20,388)	(9,711)
Total carrying amount of notes payable, net	1,810,722	680,289
Less: current portion (1)	(80,552)	(680,289)
Long-term notes payable, net	$1,730,170	$—
(1)Pursuant to the terms of the 2027 Notes, as of December 31, 2025 and December 31, 2024, the last reported sale price per share of our common stock exceeded 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. Therefore, the 2027 Notes, net of unamortized debt issuance costs, were convertible and accordingly classified as current liabilities within the consolidated balance sheets as of December 31, 2025 and December 31, 2024. Furthermore, subsequent to the year ended December 31, 2025, we redeemed and converted all of the outstanding 2027 Notes on February 10, 2026, and February 11, 2026, respectively. As a result, we have no 2027 Notes outstanding following settlement of the aforementioned redemption.
2030 and 2033 Notes

In March 2025, we issued $1.0 billion aggregate principal amount of Senior Notes due 2030 (the “2030 Notes”) and $750.0 million aggregate principal amount of Senior Notes due 2033 (the “2033 Notes” and, together with the 2030 Notes, the “Senior Notes”) in a private offering. The 2030 Notes will mature on March 15, 2030 unless earlier redeemed or repurchased. Interest on the 2030 Notes accrues from March 11, 2025 and is payable semiannually in arrears on March 15 and September 15 of each year, commencing on September 15, 2025, at a rate of 6.125% per year. The 2033 Notes will mature on March 15, 2033 unless earlier redeemed or repurchased. Interest on the 2033 Notes accrues from March 11, 2025 and is payable semiannually in arrears on March 15 and September 15 of each year, commencing on September 15, 2025, at a rate of 6.250% per year. The total combined gross proceeds from the issuance of the Senior Notes was $1.75 billion, and after deducting initial purchasers’ discounts and commissions and other debt issuance costs of approximately $22.4 million, the total combined net proceeds were approximately $1.73 billion. The effective interest rate for the 2030 Notes and 2033 Notes was 6.42% and 6.45%, respectively, including interest payable and amortization of debt issuance costs.
Each of the series of Senior Notes was issued pursuant to an indenture. Such indentures contain certain restrictions on liens, mergers, consolidations and transfers of all or substantially all of the Company’s assets. Additionally, upon the occurrence of specified change of control triggering events, we will be required to offer to repurchase the Senior Notes at 101% of the principal amount, plus accrued and unpaid interest to the purchase date. The indentures set forth certain events of default after which the Senior Notes may be declared immediately due and payable, as well as certain types of bankruptcy or insolvency events of default after which the Senior Notes become automatically due and payable.

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

Year	Percentage
2028	103.125%
2029	101.563%
2030 and thereafter	100.000%

Interest expense related to the Senior Notes was as follows (in thousands):

Year Ended December 31, 2025
Contractual interest expense	$87,101
Amortization of debt issuance costs	2,545
Total interest expense	$89,646
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
During the year ended December 31, 2025, we entered into and closed separate, privately negotiated exchange agreements with certain holders (the “Holders”) of the 2027 Notes to exchange approximately $604.3 million aggregate principal amount of the 2027 Notes for consideration consisting of cash and shares of our common stock determined based on the exchange agreements (the “Exchange Transactions”). The consideration transferred to the Holders aggregated to $604.8 million in cash and 1,565,061 shares of our common stock. The Exchange Transactions were accounted for as induced conversions, and we recognized an aggregate expense of $35.6 million calculated as of the date the inducement offers were accepted, representing the excess of the equity consideration transferred in the Exchange Transactions over the fair value of securities and other consideration issuable pursuant to the original conversion terms defined in the indenture governing the 2027 Notes. We also recognized approximately $3.3 million of third party transaction costs which were expensed as a cost of inducement. As a result, we recorded an aggregate $38.9 million of induced conversion expense within other income (loss), net in the consolidated statements of operations and comprehensive income. As a result of the Exchange Transactions, we recorded $35.6 million in additional paid-in capital and we reclassified $7.2 million of unamortized debt issuance costs into equity as part of the derecognition of the associated net carrying amount of the portion of the 2027 Notes which were exchanged, resulting in a net impact of $28.4 million to equity related to the Exchange Transactions.
Following the closing of the Exchange Transactions, we had approximately $81.1 million aggregate principal amount of 2027 Notes outstanding as of December 31, 2025. Subsequent to December 31, 2025, we redeemed and converted all of the outstanding 2027 Notes on February 10, 2026, and February 11, 2026, respectively, and in each case, pursuant to a notice of redemption delivered on December 18, 2025, and the terms of the indenture governing the 2027 Notes. Refer to Note 20 for additional details.
The effective interest rate for the outstanding 2027 Notes after the Exchange Transactions is 6.89%. This rate reflects the expected remaining life of the 2027 Notes considering the redemption transaction discussed in Note 20 and includes interest payable and amortization of debt issuance costs. The Exchange Transactions did not impact the Note Hedge or Warrants, which remain outstanding and are discussed in further detail below.
Interest expense related to the 2027 Notes was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense	$1,793	$3,451	$3,450
Amortization of debt issuance costs	1,898	3,176	3,126
Total interest expense	$3,691	$6,627	$6,576

The estimated fair value of our outstanding notes payable at December 31, 2025 and December 31, 2024 is as follows (in thousands):

	December 31, 2025	December 31, 2024
2027 Notes	$203,956	$1,798,526
2030 Notes	1,036,830	—
2033 Notes	779,768	—
Convertible Note Hedge
To reduce the impact of potential economic dilution upon conversion of the 2027 Notes, in December 2022, we entered into a convertible note hedge transaction (the “Note Hedge” or “2027 Note Hedge”) with certain investment banks, with respect to our common stock, concurrently with the issuance of the 2027 Notes.

	Purchase Price (in thousands)	Shares Purchased
2027 Note Hedge	$194,994	3,016,680
The Note Hedge covers shares of our common stock at a strike price per share that corresponds to the initial conversion price of the respective 2027 Notes, subject to adjustment, and is exercisable upon conversion of the 2027 Notes. If exercised, we may elect to receive cash, shares of our common stock, or a combination of cash and shares. Any shares received upon exercise of the options underlying the 2027 Notes are considered treasury stock. We have accounted for the aggregate amount of purchase price for the Note Hedge as a reduction to additional paid-in capital. The Note Hedge will expire on December 15, 2027, unless earlier terminated. The Note Hedge is intended to reduce the potential economic dilution upon conversion of the 2027 Notes in the event that the market value per share of our common stock at the time of exercise is greater than the conversion price of the 2027 Notes. The Note Hedge is a separate transaction and is not part of the terms of the 2027 Notes. Holders of the 2027 Notes do not have any rights with respect to the Note Hedge. The Note Hedge does not impact earnings per share, as it was entered into to offset any dilution from the 2027 Notes. Considering the impact of conversions and concurrent hedge option exercises as of December 31, 2025, 2,996,643 shares remain subject to the Note Hedge. Subsequent to December 31, 2025, we received shares from option counterparties in connection with the exercises of the 2027 Note Hedges entered into in connection with the issuance of the 2027 Notes. Refer to Note 20 for additional details.
Convertible Note Warrants

	Proceeds (in thousands)	Shares	Strike Price	First Expiration
2027 Warrants	$124,269	3,016,680	$338.86	March 15, 2028
Separately, in December 2022, we entered into warrant transactions with certain investment banks, whereby we sold Warrants to acquire, subject to adjustment, the number of shares of our common stock shown in the table above. If the average market value per share of our common stock exceeds the strike price of the Warrants, such Warrants can have a dilutive effect on our earnings per share to the extent we report net income. According to the terms of the Warrants, the Warrants will be automatically exercised over a 60-trading day period beginning on the first expiration date as set forth above.

Future Maturities of Notes Payable
Maturities of principal amounts of notes payable are as follows for each respective year (in thousands). These maturities do not reflect the impact of any put, redemption or conversion provisions associated with certain debt instruments:

2026	$—
2027 (1)	81,110
2028	—
2029	—
2030	1,000,000
After 2030	750,000
Total principal	$1,831,110
(1)The 2027 Notes are contractually due in fiscal year 2027. However, as of December 31, 2025 and December 31, 2024, the 2027 Notes were convertible at the option of the holders into cash up to the principal amount, with conversion into common stock, cash, or a combination of cash and common stock, at our option, for any amount in excess of the principal. Therefore, the Notes were classified as current liabilities within our consolidated balance sheets as of December 31, 2025 and December 31, 2024. Subsequent to the year ended December 31, 2025, we redeemed and converted all of our outstanding 2027 Notes on February 10, 2026, and February 11, 2026, respectively, and in each case, pursuant to a notice of redemption delivered on December 18, 2025, and the terms of the indenture governing the 2027 Notes. Refer to Note 20 for additional details.
Note 11 - Commitments and Contingencies
Cloud Service Commitments
In June 2022, we entered into a purchase agreement for cloud hosting with a six year term beginning July 1, 2022. The purchase agreement includes a total commitment of $425.0 million. Storage fees under this agreement were $110.6 million for the year ended December 31, 2025. The remaining purchase commitment at December 31, 2025 was $154.9 million.
Purchase Commitments
We routinely enter into cancelable and non-cancelable purchase orders with many of our key vendors. Based on the strategic relationships with many of these vendors, our ability to cancel these purchase orders and maintain a favorable relationship would be limited. As of December 31, 2025, we had approximately $1.2 billion of open purchase orders and $156.7 million of other purchase obligations, inclusive of the data storage commitment noted above.
Product Litigation
As a manufacturer of weapons and other law enforcement tools used in high-risk field environments, we are often the subject of product liability litigation concerning the use of our products. We are currently named as a defendant in three such lawsuits in which the plaintiffs allege either wrongful death or personal injury in situations in which a TASER CED was used by law enforcement officers in connection with arrests or training. While the facts vary from case to case, these product liability claims typically allege defective product design, manufacturing, and/or failure to warn. They seek compensatory and sometimes punitive damages, often in unspecified amounts.

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
Based on our assessment of outstanding litigation and claims as of December 31, 2025, we have determined that it is not reasonably possible that these losses, if any, from lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.
Off-Balance Sheet Arrangements
Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At December 31, 2025, we had outstanding letters of credit issued under our credit facility of $8.9 million that are expected to expire through 2027. We also had outstanding letters of credit of $0.2 million that do not draw against our credit facility. Additionally, we had $8.1 million of outstanding surety bonds as of December 31, 2025, with expiration dates ranging through 2029.

Note 12 - Income Taxes
Income before provision (benefit) for income taxes included the following components for the years ended December 31, (in thousands):

	2025	2024	2023
United States	$(8,227)	$357,484	$134,509
Foreign	27,201	24,020	22,552
Total	$18,974	$381,504	$157,061
Significant components of the provision (benefit) for income taxes were as follows for the years ended December 31, (in thousands):

	2025	2024	2023
Current:
Federal	$(34,249)	$67,944	$35,831
State	5,402	18,234	12,400
Foreign	5,844	3,388	5,544
Total current	(23,003)	89,566	53,775
Deferred:
Federal	(63,999)	(63,603)	(60,674)
State	(15,600)	(19,678)	(9,172)
Foreign	(3,080)	(1,815)	(2,651)
Total deferred	(82,679)	(85,096)	(72,497)
Provision for (benefit from) income taxes	$(105,682)	$4,470	$(18,722)

The table below provides the updated requirements of ASU 2023-09 for the year ended December 31, 2025. Refer to Note 1 for additional details regarding the adoption of ASU 2023-09.

The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows (in thousands, except percentages):

	Year Ended December 31, 2025
	$	%
U.S. federal statutory tax rate	$3,985	21.0%
State and local income taxes, net of federal benefit (1)	(11,735)	(61.8)
Foreign tax effects
United Kingdom
Excess stock-based compensation benefit	(4,282)	(22.6)
Other	(626)	(3.3)
Other foreign jurisdictions	1,960	10.3
Effect of cross-border tax laws	4,180	22.0
Tax credits
R&D credits	(49,380)	(260.2)
Valuation allowances	540	2.8
Non-taxable or non-deductible items
Excess stock-based compensation benefit	(124,081)	(653.9)
Executive compensation limitation	48,781	257.1
Other permanent differences	5,711	30.1
Unrecognized tax benefits	19,556	103.1
Other adjustments	(291)	(1.6)
Total tax benefit and effective tax rate	$(105,682)	(557.0)%
(1)    State taxes in Arizona, Massachusetts, Illinois, New York, Florida and Pennsylvania comprise greater than 50 percent of the tax effect in this category

A reconciliation of our effective income tax rate to the federal statutory rate for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09 and as previously disclosed, is as follows (in thousands):

	2024	2023
Federal income tax at the statutory rate	$80,120	$32,983
Excess stock-based compensation benefit	(83,748)	(106,522)
Executive compensation limitation	51,858	77,350
R&D credits	(36,571)	(26,204)
Nontaxable gain on investments	(19,727)	—
Change in unrecognized tax benefits	7,356	4,351
Other permanent differences	5,176	1,201
Global intangible low-taxed income	3,081	1,890
Foreign derived intangible income deduction	(2,558)	(961)
Foreign tax credit	(1,914)	(1,922)
State income taxes, net of federal benefit	1,713	3,730
Change in valuation allowance	(903)	(4,695)
Tax effects of intercompany transactions	(222)	(2,033)
Difference between statutory and foreign tax rates	801	1,013
Other	8	1,097
Provision for (benefit from) income taxes	$4,470	$(18,722)
Effective tax rate	1.2%	(11.9)%
Cash payments of U.S. federal, state and foreign income taxes, net of refunds, were as follows (in thousands):

Year Ended December 31, 2025
Federal	$31,720
State	12,650
Foreign	6,751
Total	$51,121

Significant components of our deferred income tax assets and liabilities are as follows at December 31, 2025 and December 31, 2024 (in thousands):

	2025	2024
Deferred income tax assets:
R&D capitalization, net	$162,715	$193,265
Deferred revenue	82,760	66,948
Stock-based compensation	69,703	51,088
Net operating loss carryforward	54,614	17,824
Reserves and accruals	43,289	33,523
R&D tax credit carryforward	27,105	19,100
Lease liabilities	25,695	11,966
Other	22,635	10,027
Convertible debt, net	2,601	31,603
Total deferred income tax assets	491,117	435,344
Valuation allowance	(32,594)	(23,054)
Total deferred income tax assets, net of valuation allowance	458,523	412,290
Deferred income tax liabilities:
Amortization	(40,502)	(36,185)
Depreciation	(28,249)	(16,739)
Right-of-use assets	(25,250)	(10,639)
Other	(5,847)	(4,557)
Strategic investments	(515)	(42,260)
Total deferred income tax liabilities	(100,363)	(110,380)
Net deferred income tax assets	358,160	301,910

Deferred taxes are reflected in the consolidated balance sheet as follows:
Non-current tax assets (included in deferred tax asset, net)	359,803	304,282
Non-current tax liabilities (included in other long-term liabilities)	(1,643)	(2,372)
Total	$358,160	$301,910
The following table presents the valuation allowance activity for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Balance, beginning of period	$23,054	$21,600	$26,368
Tax provision (benefit)	8,726	(576)	(4,262)
Deductions charged to tax provision / benefit	(411)	(327)	(505)
Additions (reversals) to other accounts	1,225	2,357	(1)
Balance, end of period	$32,594	$23,054	$21,600

As of December 31, 2025, we have recorded a net tax benefit totaling $58.4 million for U.S. federal, state, and foreign net operating loss carryforwards (“NOLs”). As of December 31, 2025, $53.9 million of NOLs may be carried forward indefinitely while the remaining $4.5 million will begin to expire at various times from 2029 through 2055. As of December 31, 2025, we have a total of $54.6 million U.S. federal and state (net of federal benefit) R&D credit carryforwards available to offset future income taxes. A total of $24.4 million of the R&D credits may be carried forward indefinitely while the remaining $30.2 million will begin to expire at various times from 2026 through 2045.
As of December 31, 2025, we anticipate sufficient future pre-tax book income to realize a significant portion of our deferred tax assets. However, as we have various state R&D tax credits expiring unutilized each year, operating losses and unrealized investment losses for which realization is uncertain, and specific identified intangibles with an indefinite life, we have recorded a $32.6 million valuation allowance against these specific deferred tax assets as of December 31, 2025.
The net change in total valuation allowance for the years ended December 31, 2025 and 2024 was an increase of $9.5 million and $1.5 million, respectively. The valuation allowance changes are driven primarily by certain state R&D tax credits for which realization is uncertain, acquired state NOLs, and movement in deferred tax assets associated with unrealized investment losses and transaction costs incurred in connection with certain investments that are not more likely than not to be realized. Of the net change in the valuation allowance for the years ended December 31, 2025 and 2024, an increase of $8.3 million and decrease of $0.9 million, respectively, was recorded to tax expense and an increase of $1.2 million and $2.4 million, respectively, was recorded through the consolidated balance sheets.
We consider the undistributed earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside of the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We project that our foreign earnings will be utilized offshore for working capital and future foreign growth and we have not made a provision for U.S. or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the tax effects of a remittance of such earnings. If we decide to repatriate the undistributed foreign earnings, we will recognize the income tax effects in the period we change our assertion on indefinite reinvestment.
We complete R&D tax credit studies for each year that an R&D tax credit is claimed for federal and state income tax purposes. We have made the determination that it is not more likely than not that the full benefit of the R&D tax credit will be sustained on examination. As such, we recorded a liability for unrecognized tax benefits of $56.2 million as of December 31, 2025. Should the unrecognized benefit of $56.2 million be recognized, our effective tax rate would be favorably impacted.
The following table presents a roll-forward of our liability for unrecognized tax benefits, exclusive of accrued interest, as of December 31, (in thousands):

	2025	2024	2023
Balance, beginning of year	$32,726	$25,754	$21,492
Increase (decrease) in previous year tax positions	237	501	(215)
Increase in current year tax positions	23,293	7,313	6,963
Decrease due to lapse of statute of limitations	(49)	(842)	(2,486)
Balance, end of year	$56,207	$32,726	$25,754
Federal income tax returns for 2022 through 2024 remain open to examination by the U.S. Internal Revenue Service, while state and local income tax returns for 2021 through 2024 also generally remain open to examination by state taxing authorities. The foreign tax returns for 2020 through 2024 also generally remain open to examination, although some foreign jurisdictions can audit returns up to ten years.
We have recognized expense, before federal tax impact, related to interest of $1.4 million, $1.2 million, and $0.3 million for the years ended December 31, 2025, 2024 and 2023 respectively. As of December 31, 2025 and December 31, 2024, we had accrued interest of $3.3 million and $1.8 million, respectively.

As part of the OECD global minimum tax framework, certain jurisdictions in which we operate have enacted or are in the process of implementing top-up tax provisions under Pillar Two. We have assessed the impact of these regulations on our tax position and included an immaterial adjustment in our income tax provision as of December 31, 2025. We continue to monitor legislative developments and will assess potential future impacts as additional guidance and implementation details become available.
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
As of December 31, 2025, no amounts were drawn under the Credit Agreement. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of December 31, 2025, we had letters of credit outstanding of approximately $8.9 million under the facility and available borrowing of $291.1 million, excluding amounts available under the accordion feature. Advances under the line of credit bear interest at Term SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net leverage ratio and consolidated interest coverage ratio discussed further below. “SOFR” is defined as a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York or a successor administrator of the secured overnight financing rate.
We are required to comply with a net leverage ratio, defined as consolidated total indebtedness to EBITDA, of no greater than 3.50 to 1.00 based upon a trailing four fiscal quarter period. At December 31, 2025, our net leverage ratio was 0.15 to 1.00. Additionally, we must comply with a consolidated interest coverage ratio, defined as EBITDA to consolidated interest expense, of no less than 3.50 to 1.00 based upon a trailing four fiscal quarter end. At December 31, 2025, our consolidated interest coverage ratio was 8.93 to 1.00.
Note 14 - Stockholders’ Equity
Common Stock and Preferred Stock
We have authorized the issuance of two classes of stock designated as “common stock” and “preferred stock,” each having a par value of $0.00001 per share. We are authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
eXponential Stock Units

The Employee XSP includes an approved pool of approximately 4.5 million shares of common stock reserved for grants of XSUs to employees, of which approximately 1.1 million XSUs remain available to grant to employees under this program as of December 31, 2025. A total of approximately 0.2 million XSUs were granted during the year ended December 31, 2025. Additionally, on May 10, 2024, shareholders approved a grant of 679,102 XSUs for the CEO Performance Award.

The three independent vesting conditions are described in the following table:

	Operational Goals(1) (in millions)				Stock Price Goal		Minimum Service Requirement
Tranche(2)	Revenue		Adj. EBITDA(3)				Employee XSP	CEO Performance Award	Goal Expiration
1	$1,834	or	$382	and	$247.40	and	June 2025	December 2028	December 31, 2026
2	2,293	or	497	and	309.25	and	December 2025	December 2028	December 31, 2027
3	2,866	or	611	and	386.56	and	June 2026	December 2029	December 31, 2028
4	3,583	or	801	and	483.20	and	December 2026	December 2029	December 31, 2029
5	4,479	or	1,044	and	604.00	and	June 2027	December 2030	December 31, 2030
6	5,599	or	1,356	and	755.00	and	December 2027	December 2030	December 31, 2031
7	6,999	or	1,706	and	943.75	and	June 2028	December 2030	December 31, 2032
(1)    Operational goals are measured, as of any date, for the previous four consecutive fiscal quarters, beginning with the Company's first full fiscal quarter ending after the fiscal quarter in which the grant date occurred.
(2)    Tranches 1 and 2 vested and settled in June 2025 and December 2025 respectively. As of December 31, 2025, for certain grantees, the shares acquired upon vesting and settlement of Tranche 2 remain subject to a holding period requirement under the plan, which will expire on the earlier of (i) December 31, 2030 and (ii) the date on which the subsequent tranche vests and settles.
(3)    In connection with certain acquisitions which were completed during fiscal year 2024, the adjusted EBITDA goals were adjusted as required by the terms of the Employee XSP and CEO Performance Award during fiscal year 2025.
Restricted Stock Units
The following table summarizes RSU activity for the years ended December 31, 2025, 2024 and 2023 (number of units and aggregate intrinsic value in thousands):

	2025		2024		2023
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Units outstanding, beginning of year	1,684	$356.31	1,615	$193.09	1,565	$145.48
Granted	639	627.27	1,131	440.76	915	227.62
Released	(786)	281.06	(909)	196.35	(740)	140.81
Forfeited	(135)	501.16	(153)	208.12	(125)	157.95
Units outstanding, end of year	1,402	508.09	1,684	356.31	1,615	193.09
Aggregate intrinsic value at year end	$795,982		$1,000,769		$417,240
Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $567.93 per share, multiplied by the number of RSUs outstanding. The fair value as of the respective vesting dates of RSUs that vested during the year was $497.7 million, $426.3 million, and $161.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025, we had $566.6 million of total unrecognized stock-based compensation expense related to RSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the RSUs over a weighted average period of 2.50 years. Shares underlying RSUs are generally released when vesting requirements are met.

Certain RSUs that vested in the year ended December 31, 2025 were net-share settled, such that we withheld shares to cover the employees’ tax obligations for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Related to these RSU vests, we withheld a total of 0.1 million shares. The value of these shares withheld was $58.5 million, which reflects the closing stock price on the respective vesting dates.
Performance Stock Units
The following table summarizes PSU activity, inclusive of XSUs, for the years ended December 31, 2025, 2024 and 2023 (number of units and aggregate intrinsic value in thousands):

	2025		2024		2023
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Units outstanding, beginning of year	4,865	$261.18	394	$201.61	1,369	$43.43
Granted	216	573.26	4,888	263.13	319	218.04
Released	(1,072)	291.25	(23)	140.90	(1,238)	37.98
Forfeited	(359)	309.92	(394)	232.94	(56)	48.40
Units outstanding, end of year	3,650	265.99	4,865	261.18	394	201.61
Aggregate intrinsic value at year end	$2,072,713		$2,891,142		$101,751
Aggregate intrinsic value represents our closing stock price on the last trading day of the period, which was $567.93 per share, multiplied by the number of PSUs outstanding. The fair value as of the respective vesting dates of PSUs that vested during the year was $691.7 million, $8.4 million, and $256.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025, there was $609.2 million in unrecognized stock-based compensation expense related to PSUs under our stock plans for shares that are expected to vest. We expect to recognize the cost related to the PSUs over a weighted average period of 4.01 years. Shares underlying PSUs are released when vesting requirements are met.
Certain PSUs that vested in the year ended December 31, 2025 were net-share settled such that we withheld shares to cover the employees’ tax obligations for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Related to these PSU vests, we withheld a total of 0.5 million shares. The value of these shares withheld was $293.4 million, which reflects the closing stock price on the respective vesting dates.

Stock Option Activity
The following table summarizes stock option activity for the years ended December 31, 2025, 2024 and 2023 (number of options and aggregate intrinsic value in thousands):

	2025			2024			2023
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Options outstanding, beginning of year	21	$28.58		531	$28.58		2,438	$28.58
Granted	—	—		—	—		—	—
Exercised	—	—		(510)	28.58		(1,907)	28.58
Expired / terminated	—	—		—	—		—	—
Options outstanding and exercisable, end of year	21	28.58	2.15	21	28.58	3.15	531	28.58	4.16
Aggregate intrinsic value at year end	$11,289			$11,842			$121,981
No options were exercised for the year ended December 31, 2025. The total intrinsic value of options exercised was $178.1 million and $323.0 million for the years ended December 2024, and 2023, respectively. The intrinsic value for options exercised was calculated as the difference between the exercise price of the underlying stock option awards and the market price of our common stock on the date of exercise. As of December 31, 2025, all outstanding stock options were fully vested and exercisable. The aggregate intrinsic value represents the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock of $567.93 on the last trading day for the period ending December 31, 2025.
Stock-based Compensation Expense

The following table summarizes the composition of stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Cost of product and service sales	$54,057	$60,089	$6,595
Selling, general and administrative expenses	342,362	190,561	58,533
Research and development expenses	237,812	131,954	66,230
Total stock-based compensation expense (1)	$634,231	$382,604	$131,358
Income tax benefit	$130,968	$79,275	$13,509
(1)For the year ended December 31, 2025, stock-based compensation expense included $24.1 million in non-recurring severance costs. Total non-recurring severance costs for the year-ended December 31, 2025 of $31.8 million also include $7.7 million of severance payments and employee benefits. The majority of these costs were recorded in selling, general and administrative expenses.

Stock Incentive Plans
In May 2024, our shareholders approved the Axon Enterprise, Inc. Amended and Restated 2022 Stock Incentive Plan (the “Amended 2022 Plan”) authorizing an additional 2.2 million shares, plus remaining available shares under prior plans, for issuance under the Amended 2022 Plan. Combined with the shares of our common stock remaining available under our legacy stock incentive plans, there are 2.8 million shares of our common stock available for grant under the Amended 2022 Plan as of December 31, 2025.
At-the-Market Equity Offering
We participate in an “at-the-market” equity offering program (the “ATM”), pursuant to which we are authorized to sell up to a total of approximately 2.0 million shares of our common stock.

During the year ended December 31, 2025, we sold approximately 0.7 million shares of our common stock under our ATM. We generated approximately $494.7 million in aggregate gross proceeds from sales under the ATM. We recorded aggregate net proceeds of $489.4 million in additional paid-in capital after deducting related expenses, including commissions to the sales agent and issuance costs of $5.3 million. As of the year ended December 31, 2025, approximately $0.1 million of these costs were not yet paid.
As of the year ended December 31, 2025, there were approximately 1.3 million shares remaining. We utilize the net proceeds from this offering program for general corporate purposes, which may include providing capital to satisfy a portion of the tax obligations related to the vesting and settlement of stock compensation awards granted to our employees under our stock plans and funding ongoing strategic investments and acquisitions as we continue to expand our product ecosystem.

Stock Repurchase Plan
In February 2016, our Board of Directors authorized a stock repurchase program to acquire up to $50.0 million of our outstanding common stock subject to stock market conditions and corporate considerations. There were no shares repurchased under the program during the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025 and 2024, $16.3 million remained available under the plan for future purchases.
Note 15 – Accumulated Other Comprehensive Loss
The following table reflects the changes in accumulated other comprehensive loss, net of tax (in thousands):

	Unrealized (Losses) Gains on Available-for-Sale Investments (1)	Foreign Currency Translation	Total
Balance, December 31, 2022	$(1,251)	$(5,928)	$(7,179)
Other comprehensive income (loss)	852	(4,352)	(3,500)
Balance, December 31, 2023	(399)	(10,280)	(10,679)
Other comprehensive income (loss)	369	(7,874)	(7,505)
Balance, December 31, 2024	(30)	(18,154)	(18,184)
Other comprehensive income	113	6,265	6,378
Balance, December 31, 2025	$83	$(11,889)	$(11,806)
(1)Amounts are net of immaterial tax impacts.

Note 16 - Leases
We have operating leases for office space, manufacturing and logistical functions. Operating lease assets and liabilities consisted of the following at December 31, 2025 and December 31, 2024 (in thousands):

Leases (in thousands)	Classification	December 31, 2025	December 31, 2024
Assets
Operating lease assets	Other assets	$99,513	$44,567
Liabilities
Current
Operating	Other current liabilities	$6,990	$9,453
Noncurrent
Operating	Long-term lease liabilities	$98,942	$41,383
Total lease liabilities		$105,932	$50,836
The components of operating lease expenses were as follows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Total operating lease expense (1)	$20,584	$14,568	$10,025
(1)Includes short-term leases, which are immaterial
Supplemental cash flow information related to operating leases were as follows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities — operating cash flows	$15,053	$12,284	$8,846
Right-of-use assets obtained in exchange for operating lease liabilities	62,844	14,292	5,927

Weighted-average remaining lease term and discount rate related to operating leases at December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term	9.2 years	7.7 years
Weighted average discount rate	6.78%	7.60%

Future minimum operating lease payments under non-cancellable leases as of December 31, 2025 were as follows (in thousands):

Operating
2026	$15,094
2027	14,406
2028	15,613
2029	15,797
2030	14,833
Thereafter	76,637
Total minimum lease payments	152,380
Less: Amount representing interest	(46,448)
Present value of lease payments	$105,932
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
Our matching contributions for all defined contribution plans for the years ended December 31, 2025, 2024, and 2023, were approximately $21.9 million, $17.2 million and $14.5 million, respectively.
Note 18 - Segment Data
Segment information for the years ended December 31, 2024, and 2023 has been recast to reflect the Segment Realignment. Refer to Note 1 for additional details. Information relative to our reportable segments was as follows (in thousands):

	Year Ended December 31, 2025
	Connected Devices	Software and Services	Total
Net sales	$1,576,864	$1,202,672	$2,779,536
Cost of sales	809,303	312,108	1,121,411
Other segment items (1)	40,005	40,963	80,968
Adjusted gross margin	$807,566	$931,527	$1,739,093
Other segment items (1)			(80,968)
Selling, general and administrative			(1,035,893)
Research and development			(684,308)
Interest income			75,431
Interest expense			(94,238)
Other income, net			99,857
Income before provision for income taxes			$18,974
(1)    Other segment items includes the adjustment for noncash stock-based compensation expense, amortization of acquired intangible assets, inventory step-up amortization related to acquisitions, payroll taxes related to Employee XSP vesting and non-recurring severance costs to arrive at the profit measure used by the CODM.

	Year Ended December 31, 2024
	Connected Devices	Software and Services	Total
Net sales	$1,221,292	$861,234	$2,082,526
Cost of sales	618,136	223,010	841,146
Other segment items (1)	50,880	23,187	74,067
Adjusted gross margin	$654,036	$661,411	$1,315,447
Other segment items (1)			(74,067)
Selling, general and administrative			(741,247)
Research and development			(441,593)
Interest income			43,693
Interest expense			(7,098)
Other income, net			286,369
Income before provision for income taxes			$381,504
(1)    Other segment items includes the adjustment for noncash stock-based compensation expense, amortization of acquired intangible assets, and inventory step-up amortization related to acquisitions to arrive at the profit measure used by the CODM.

	Year Ended December 31, 2023
	Connected Devices	Software and Services	Total
Net sales	$964,002	$596,697	$1,560,699
Cost of sales	447,708	157,538	605,246
Other segment items (1)	3,253	6,486	9,739
Adjusted gross margin	$519,547	$445,645	$965,192
Other segment items (1)			(9,739)
Selling, general and administrative			(494,884)
Research and development			(303,719)
Interest income			49,107
Interest expense			(6,995)
Other income (loss), net			(41,901)
Income before provision for income taxes			$157,061
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

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Depreciation and amortization	$38,188	$19,111	$57,299	$23,142	$12,239	$35,381	$14,115	$3,454	$17,569
Significant noncash items:
Stock-based compensation expense	31,298	21,919	53,217	47,953	12,136	60,089	2,576	4,019	6,595
Provisions for inventory	4,077	—	4,077	16,599	—	16,599	4,394	—	4,394
Warranty reserve expense	11,628	—	11,628	5,592	—	5,592	8,062	—	8,062

Note 19 – Business Combinations
The consolidated financial statements include the operating results of each acquisition from the date of acquisition noted below. Supplemental pro forma information has not been presented as the effects of the business combinations during the years ended December 31, 2025 and 2024 were not material to our consolidated financial statements.
2025 Business Combinations
Prepared
On October 1, 2025, we acquired the remaining 99.2% interest in Invictus Apps, Inc. (“Prepared”), a leading provider of AI-powered emergency communications software. Net of cash acquired and equity consideration attributable to pre-combination service, total cash paid in the business combination was approximately $624.1 million. Incremental consideration transferred was approximately $728.2 million, subject to customary purchase price adjustments. The acquisition aligns with our mission and positions us to accelerate next-generation public safety communications and emergency response solutions. We recorded acquisition-related transaction and integration costs of $5.8 million for the year ended December 31, 2025. Our existing interest of approximately 0.8% had a fair value at the acquisition date of $6.2 million, which resulted in a non-taxable gain of $2.2 million.
The purchase price allocation is subject to revision during the measurement period for normal closing activities, such as income tax filings and settlement of escrow balances, which is expected to be completed by the third quarter of 2026. Based on the initial purchase price allocation, we recorded $596.8 million of goodwill, $98.9 million of acquired cash, $47.5 million of identifiable intangible assets, and assumed $1.1 million of other net liabilities, excluding deferred taxes. We also recorded a net deferred tax liability of $7.6 million.
The identifiable intangible assets included $37.0 million of developed technology, $7.3 million of customer relationships, and $3.2 million of trademarks. The fair values of the intangible assets were calculated using the relief-from-royalty method for the developed technology, the multi-period excess earnings method for customer relationships, and the relief-from-royalty method for the trademarks. The significant assumptions used to estimate the fair value of the developed technology included projected revenues, the selected royalty rate, the estimated economic life of five years, and an appropriate discount rate. The weighted average amortization period of the acquired intangible assets as of the acquisition date was 5 years.

The goodwill associated with this business combination is primarily attributable to synergies that are expected to be achieved from the integration of the business and is not deductible for tax purposes. Consistent with the assignment of goodwill, the consolidated results of Prepared are included in our Software and Services reportable segment following the business combination.

Other Business Combinations

During the year ended December 31, 2025, we completed certain business combinations for total purchase consideration of approximately $24.0 million primarily to enhance our end-to-end public safety ecosystem. The business combinations were not material to our consolidated statements of operations, either individually or in the aggregate.

2024 Business Combinations

Fusus

On January 31, 2024, we acquired the remaining 79.7% equity interests in Fusus, LLC (“Fusus”) for incremental consideration transferred of approximately $241.3 million. Our existing interest of 20.3% had a fair value at the acquisition date of $63.3 million, which resulted in a non-taxable gain of $42.3 million. The acquisition expanded our ability to aggregate live video, data and sensor feeds, which enhances situational awareness and investigative capabilities for our customers in public safety, education and enterprise. We recorded acquisition-related transaction and integration costs of $0.1 million and $4.7 million for the years ended December 31, 2025 and 2024, respectively.

Based on the final purchase price allocation, we recorded $249.9 million of goodwill, $72.9 million of identifiable intangible assets, and assumed $7.8 million of other net liabilities, excluding deferred taxes. We also recorded a net deferred tax liability of $10.4 million. As of the acquisition date, the identifiable intangible assets recognized in the business combination included $56.6 million of developed technology, $14.4 million of customer relationships, and $1.9 million of trademarks. The fair values of the intangible assets were calculated using the multi-period excess earnings method for developed technology, the with-and-without method for customer relationships, and the relief-from-royalty method for trademarks. Valuation inputs included projected revenues, EBITDA margins, technology obsolescence factor, and the discount rate. The weighted-average amortization period of the acquired intangible assets was 7.5 years.

The goodwill associated with this business combination is primarily attributable to synergies that are expected to be achieved from the integration of the business and is not deductible for tax purposes. As a result of the Segment Realignment, the goodwill recognized in the business combination has been reallocated between our two reportable segments and reporting units, Connected Devices and Software and Services.
Dedrone
On October 1, 2024, we acquired the remaining 79.8% equity interests in Dedrone, a global leader in air space security, for incremental consideration transferred of approximately $391.1 million. Our existing interest of 20.2% had a fair value at the acquisition date of $112.2 million, which resulted in a non-taxable gain of $51.6 million. We recorded acquisition-related transaction and integration costs of $2.0 million and $13.0 million for the years ended December 31, 2025 and 2024, respectively.
The purchase price allocation was subject to revision during the measurement period through September 30, 2025. During the year ended December 31, 2025, we recorded various measurement period adjustments primarily consisting of adjustments to working capital resulting in a $7.5 million decrease to goodwill. These measurement period adjustments also include $3.3 million indemnification assets related to certain pre-acquisition contingencies.

Based on the final purchase price allocation, including measurement period adjustments, we have recorded $443.6 million of goodwill, $100.5 million of identifiable intangible assets, and assumed $43.9 million of other net liabilities, excluding deferred taxes. We have also recorded a net deferred tax asset of $3.1 million. As of the acquisition date, the identifiable intangible assets recognized in the business combination included $41.0 million of developed technology, $41.0 million of in-process research and development, $15.0 million of customer relationships, and $3.5 million of trademarks. The fair values of the intangible assets were calculated using the cost approach for developed technology and IPR&D, the with-and-without method for customer relationships, and the relief-from-royalty method for trademarks. The valuation of the developed technology and IPR&D was also supported by an income approach. Valuation inputs included direct development cost build-ups. The weighted-average amortization period of the finite-lived intangible assets was 5.5 years.
The goodwill associated with this business combination is primarily attributable to synergies that are expected to be achieved from the integration of the business and is not deductible for tax purposes. As a result of the Segment Realignment, the goodwill recognized in the business combination has been reallocated between our two reportable segments and reporting units, Connected Devices and Software and Services.
Note 20 – Subsequent Events
Carbyne
In February 2026, we acquired Carbyne Ltd. (“Carbyne”), a leading cloud-native emergency communications and response platform for a base purchase price of $625.0 million, subject to customary purchase price adjustments. Prior to closing this transaction, we held an approximately 11% ownership interest in Carbyne. This transaction is considered a “step acquisition” under GAAP whereby our ownership interest held before the acquisition is required to be remeasured to fair value at the date of the acquisition. Due to the proximity of the closing date of the acquisition to the date of this filing, the initial accounting for the acquisition is not yet complete.
Convertible Notes Redemption
In December 2025, we delivered a notice of redemption to redeem all of our outstanding 2027 Notes in February 2026 at a redemption price equal to 100% of the principal amount of the notes to be redeemed, together with accrued and unpaid interest. Holders of the 2027 Notes were able to convert their notes prior to the redemption date for cash up to the principal amount of any notes being converted and shares of our common stock for any conversion obligation in excess of the principal amount. We redeemed $0.8 million aggregate principal amount of the 2027 Notes on February 10, 2026, and we settled conversions in respect of $80.3 million aggregate principal amount of the 2027 Notes on February 11, 2026, with $80.3 million in cash and 211,870 shares of our common stock. We received 41,139 shares from option counterparties in connection with the exercises of the 2027 Note Hedges entered into in connection with the issuance of the 2027 Notes. As a result, we have no 2027 Notes outstanding following settlement of the aforementioned redemption.
Strategic Investment Activities
In January and February 2026, we closed a series of transactions to acquire additional equity interests in new and existing strategic investees for an aggregate amount of $234.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Axon Enterprise, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Axon Enterprise, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain effective controls related to revenue recognition for its customer contracts.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition for Certain Contracts with Customers for Products and Services

As described in Note 1 to the consolidated financial statements, the Company’s net sales were $2.8 billion for the year ended December 31, 2025, a significant portion of which relates to certain contracts with customers for products and services. The Company derives revenue from two primary sources: software-as-a-service (SaaS) offerings and the sale of devices, accessories, and related extended warranties across the Company’s product portfolio. To a lesser extent, the Company also recognizes revenue from training, professional services and other services ancillary to the Company’s core offerings. In general, the Company sells its integrated hardware products and services together in a single transaction. Such contracts can include various combinations of products and services, each of which is generally distinct and accounted for as a separate performance obligation. The contractual term of the Company’s revenue arrangements is based on the period in which there are presently enforceable rights and obligations, which could be shorter than the stated contractual term if the Company’s customers can terminate the contracts for convenience without having to pay a substantive termination penalty. In contracts with no substantive termination penalty, management also considers if the option for the Company’s customer to purchase additional goods or services represents an additional performance obligation in the form of a material right. Determining the revenue recognition for these types of contracts may require significant judgment to determine the contract term, including the existence of substantive termination penalties, determining the transaction price and identifying the performance obligations. Revenues are recognized upon transfer of control of promised products or services to customers.

The principal considerations for our determination that performing procedures relating to revenue recognition for certain contracts with customers for products and services is a critical audit matter are (i) the significant judgment by management when determining the revenue recognition for certain contracts with customers and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination of the contract term, including the existence of substantive termination penalties, determining the transaction price and identifying the performance obligations. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over contract reviews related to management’s determination of revenue recognition for contracts with customers. These procedures also included, among others, for a sample of revenue transactions, (i) evaluating the reasonableness of management’s judgments related to determining the contract term, including evaluating whether termination penalties are substantive, the determination of the transaction price and the identification of the performance obligations; and (ii) testing the amount and timing of revenue recognized by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, evidence of transfer of control, and cash receipts. These procedures also included confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, purchase orders, invoices, evidence of transfer of control, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
February 24, 2026
We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Axon Enterprise, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows of Axon Enterprise, Inc. (a Delaware corporation) and subsidiaries (the “Company”) for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We served as the Company’s auditor from 2005 to 2024
Phoenix, Arizona
February 27, 2024 (except for Note 18, as to which the date is February 28, 2025)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Attached as exhibits to this Annual Report on Form 10-K are certifications of the Chief Executive Officer (as the principal executive officer) and Chief Financial Officer (as the principal financial and accounting officer), which are required in accordance with Rule 13a-14 of the Exchange Act. This section includes information concerning the controls and controls evaluations referred to in the certifications. This section should be read in conjunction with the certifications for a more complete understanding of the topics presented. PricewaterhouseCoopers LLP has independently audited the effectiveness of our internal control over financial reporting as of December 31, 2025 and its report is included in Item 8 of this Annual Report.

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2025, as a result of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the material weakness, and based on the additional analyses and other procedures management performed to ensure that its consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, we have concluded that the consolidated financial statements fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2025 as a result of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not design and maintain effective controls related to revenue recognition for its customer contracts. Specifically, the Company did not design and maintain controls to update its revenue recognition policies to reflect changes in product offerings or terms and conditions of arrangements with customers to ensure revenue was appropriately recognized and disclosed in accordance with U.S. GAAP. This material weakness resulted in immaterial errors related to revenue, related contract assets and liabilities, and the remaining performance obligations disclosure as of and for each of the interim and annual periods during 2023 and 2024. Additionally, the material weakness could result in a misstatement of the aforementioned accounts and disclosure that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 as stated in their report which appears in Item 8 of this Annual Report.

Remediation Efforts to Address the Material Weakness

We are committed to maintaining strong internal control over financial reporting. In relation to the material weakness, management, with oversight from the Company’s Audit Committee, continued to execute the remediation plan as disclosed in Part II, Item 9A of our amended 2024 Annual Report on Form 10-K/A. During the fourth quarter of 2025, we completed the design and implementation of control activities to i) periodically assess our revenue accounting policies, ii) make updates to the policies to reflect changes in product offerings or terms and conditions of the arrangements with customers, and iii) monitor and appropriately account for our existing and new revenue streams.

We expect to conclude that the material weakness is remediated once we determine that the applicable controls have operated effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

The remediation efforts described above are changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Director and Officer Trading Arrangements
The table below describes the contracts, instructions or written plans for the purchase or sale of securities adopted or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended December 31, 2025, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Action	Date of Adoption	Expiration Date	Aggregate Number of Securities to be Sold
Julie Cullivan, Director	Adoption	November 14, 2025	June 30, 2026	1,187
Cameron Brooks, Chief Revenue Officer	Adoption	December 8, 2025	December 31, 2026	7,944	(1)
Jeri Williams, Director	Adoption	December 8, 2025	June 5, 2026	380
Joshua Isner, President	Adoption	December 17, 2025	December 31, 2026	52,480	(1)
Hadi Partovi, Director	Adoption	December 17, 2025	June 30, 2027	40,000
(1)Reflects the maximum number of shares to be sold, excluding the effect of shares withheld for taxes
No other Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by Item 408(c) of Regulation S-K) were entered into, modified or terminated by our directors or officers during such period.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”), which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of securities of Axon by the Company, directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations. Our insider trading policy states, among other things, that the Company and our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy incorporated herein by reference to Exhibit 19.1 to the original 2024 Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.
Item 11.    Executive Compensation
The information required to be disclosed by this item is incorporated herein by reference to our 2026 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
A description of our equity compensation plans approved by our shareholders is included in Note 14 in Part II, Item 8 of this Annual Report on Form 10-K. The following table provides details of our equity compensation plans at December 31, 2025:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b) (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	5,072,072	$28.58	2,805,939
Equity compensation plans not approved by security holders(2)	—	—	112,505
Total	5,072,072		2,918,444
________________________________________________________
(1)The weighted average exercise price is calculated based solely on the exercise prices of the outstanding stock options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs that have no exercise price.
(2)In September 2022, our Board of Directors adopted the Axon Enterprise, Inc. 2022 Stock Inducement Plan (the “2022 Inducement Plan”) pursuant to which we reserved 250,000 shares of common stock for issuance under the 2022 Inducement Plan. In September 2019, our Board of Directors adopted the Axon Enterprise, Inc. 2019 Stock Inducement Plan (the “2019 Inducement Plan” and, together with the 2022 Inducement Plan, the “Inducement Plans”) pursuant to which we reserved 500,000 shares of common stock for issuance under the 2019 Inducement Plan. The Inducement Plans were adopted without shareholder approval pursuant to Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules. Each Inducement Plan provides for the grant of equity-based awards, including restricted stock, RSUs, performance shares and PSUs, and its terms are substantially similar to our shareholder-approved Amended 2022 Plan and the Axon Enterprise, Inc. 2019 Stock Incentive Plan, respectively. In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under each Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company.
All other information required to be disclosed by this item is incorporated herein by reference to our 2026 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed by this item is incorporated herein by reference to our 2026 Proxy Statement.
Item 14.    Principal Accountant Fees and Services
The information required to be disclosed by this item is incorporated herein by reference to our 2026 Proxy Statement.
PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
1.Consolidated financial statements: All consolidated financial statements as set forth under Part II, Item 8 of this 2025 Annual Report.

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
4.5
Indenture relating to the 2030 Senior Notes, dated as of March 11, 2025, between Axon Enterprise, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed March 11, 2025)

4.6
Indenture relating to the 2033 Senior Notes, dated as of March 11, 2025, between Axon Enterprise, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed March 11, 2025)

4.7	Form of 6.125% Senior Notes due 2030 (incorporated by reference to Exhibit A in Exhibit 4.1 to the Current Report on Form 8-K, filed March 11, 2025)
4.8	Form of 6.250% Senior Notes due 2033 (incorporated by reference to Exhibit A in Exhibit 4.2 to the Current Report on Form 8-K, filed March 11, 2025)
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

10.9+	Axon Enterprise, Inc. 2019 Stock Inducement Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8, filed September 23, 2019)
10.10+	Auction Statement from the Company to the Arizona State Land Department (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed November 6, 2020)

Exhibit Number	Description
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

10.20+	Axon Enterprise, Inc. Amended and Restated 2022 Stock Incentive Plan, effective as of May 10, 2024 (incorporated by reference to the Definitive Proxy Statement, filed on March 29, 2024).
10.21+	Axon Enterprise, Inc. eXponential Stock Plan, effective as of May 10, 2024 (incorporated by reference to the Definitive Proxy Statement, filed on March 29, 2024).
10.22+	CEO Performance Award, effective as of December 22, 2023 (incorporated by reference to the Definitive Proxy Statement, filed on March 29, 2024).
10.23
Distribution Agreement, dated May, 2024, by and between Axon Enterprise, Inc. and J.P. Morgan Securities LLC. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed May 13, 2024)

10.24+	Executive Employment Agreement by and between Axon Enterprise, Inc. and Cameron Brooks, dated April 12, 2024
10.25
Amendment No. 1, dated March 11, 2025, amending the Credit Agreement dated December 15, 2022, among, the Company, the Lenders party thereto and the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed March 11, 2025)

19.1	Axon Enterprise, Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Original 2024 Annual Report on Form 10-K of Axon Enterprise, Inc. filed on February 28, 2025)
21.1*	List of Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
23.2*	Consent of Grant Thornton, LLP, independent registered public accounting firm
24.1*	Powers of attorney (see signature page)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Axon Enterprise, Inc. Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K, filed February 27, 2024)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit Number	Description
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL
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

AXON ENTERPRISE, INC.

Date: February 24, 2026
	By:	/s/ PATRICK SMITH
Chief Executive Officer, Director
(Principal Executive Officer)

Date: February 24, 2026	By:	/s/ BRITTANY BAGLEY
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick Smith his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK SMITH	Chief Executive Officer, Director (Principal Executive Officer)	February 24, 2026
Patrick Smith

/s/ BRITTANY BAGLEY	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	February 24, 2026
Brittany Bagley

/s/ JENNIFER MAK	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2026
Jennifer Mak

/s/ JULIE CULLIVAN	Director	February 24, 2026
Julie Cullivan

/s/ CAITLIN KALINOWSKI	Director	February 24, 2026
Caitlin Kalinowski

/s/ MATTHEW MCBRADY	Director	February 24, 2026
Matthew McBrady

/s/ TODD MORGENFELD	Director	February 24, 2026
Todd Morgenfeld

/s/ HADI PARTOVI	Director	February 24, 2026
Hadi Partovi

/s/ GRAHAM SMITH	Director	February 24, 2026
Graham Smith

/s/ JERI WILLIAMS	Director	February 24, 2026
Jeri Williams