Form 10-Q
period 2026-06-30
AXON ENTERPRISE, INC.
filed 2026-08-06
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
(1-800) 978-2737
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2026 was 81,237,415.

AXON ENTERPRISE, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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
Except as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 8-K, 10-Q and 10-K reports to the Securities and Exchange Commission (“SEC”). Our filings with the SEC may be accessed at the SEC’s website at www.sec.gov.
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AXON ENTERPRISE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$597,704	$1,201,147
Short-term investments	75,703	505,417
Marketable securities	19,126	27,213
Accounts and notes receivable, net of allowance of $4,949 and $4,198 as of June 30, 2026 and December 31, 2025, respectively	768,637	777,486
Contract assets, net	750,950	582,630
Inventory	486,556	341,811
Prepaid expenses	190,682	149,800
Other current assets	115,347	127,548
Total current assets	3,004,705	3,713,052
Property and equipment, net	341,507	330,979
Deferred tax assets, net	345,500	359,803
Intangible assets, net	281,583	196,972
Goodwill	1,898,827	1,370,189
Long-term notes receivable, net	1,597	6,066
Long-term contract assets, net	296,458	178,249
Strategic investments	853,842	416,833
Other long-term assets	457,138	428,170
Total assets	$7,481,157	$7,000,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$269,957	$139,086
Accrued liabilities	423,932	510,538
Current portion of deferred revenue	670,740	714,708
Current portion of notes payable, net	—	80,552
Customer deposits	16,477	16,156
Other current liabilities	17,131	9,107
Total current liabilities	1,398,237	1,470,147
Deferred revenue, net of current portion	385,659	359,902
Liability for unrecognized tax benefits	26,587	24,376
Long-term deferred compensation	33,094	23,675
Long-term lease liabilities	101,658	98,942
Long-term notes payable, net	1,731,817	1,730,170
Other long-term liabilities	129,568	50,443
Total liabilities	3,806,620	3,757,655
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized, 101,510,494 shares issued and 81,235,921 shares outstanding as of June 30, 2026, and 200,000,000 shares authorized, 100,444,971 shares issued and 80,211,537 shares outstanding as of December 31, 2025	1	1
Additional paid-in capital	2,735,708	2,475,035
Treasury stock at cost, 20,274,573 shares and 20,233,434 shares as of June 30, 2026 and December 31, 2025, respectively	(180,164)	(157,242)
Retained earnings	1,135,409	936,670
Accumulated other comprehensive loss	(16,417)	(11,806)
Total stockholders’ equity	3,674,537	3,242,658
Total liabilities and stockholders’ equity	$7,481,157	$7,000,313
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales from products	$506,553	$376,360	$959,374	$717,256
Net sales from services	397,836	292,178	752,360	554,915
Net sales	904,389	668,538	1,711,734	1,272,171
Cost of product sales	243,861	193,507	476,017	363,688
Cost of service sales	114,081	71,288	211,984	139,001
Cost of sales	357,942	264,795	688,001	502,689
Gross margin	546,447	403,743	1,023,733	769,482
Operating expenses:
Selling, general and administrative	290,982	242,212	550,075	465,721
Research and development	208,687	162,567	397,637	313,590
Total operating expenses	499,669	404,779	947,712	779,311
Income (loss) from operations	46,778	(1,036)	76,021	(9,829)
Interest income	6,815	23,253	17,426	33,857
Interest expense	(28,101)	(28,686)	(56,744)	(36,507)
Other income (loss), net	7,192	(32,414)	196,202	81,987
Income (loss) before provision for income taxes	32,684	(38,883)	232,905	69,508
Provision for (benefit from) income taxes	3,257	(75,000)	34,166	(54,589)
Net income	$29,427	$36,117	$198,739	$124,097
Net income per common and common equivalent shares:
Basic	$0.37	$0.46	$2.47	$1.60
Diluted	$0.36	$0.44	$2.41	$1.52
Weighted average number of common and common equivalent shares outstanding:
Basic	80,573	77,999	80,363	77,448
Diluted	82,541	82,062	82,518	81,782
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$29,427	$36,117	$198,739	$124,097
Foreign currency translation adjustments	(5,147)	5,159	(4,500)	5,517
Unrealized gain (loss) on available-for-sale investments	—	73	(111)	(51)
Comprehensive income	$24,280	$41,349	$194,128	$129,563
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2025	80,211,537	$1	$2,475,035	20,233,434	$(157,242)	$936,670	$(11,806)	$3,242,658
Issuance of common stock under employee plans, net	189,933	—	(12,169)	—	—	—	—	(12,169)
Stock-based compensation	—	—	134,701	—	—	—	—	134,701
Issuance of replacement awards in connection with acquisitions	—	—	1,345	—	—	—	—	1,345
Conversion of convertible debt and shares received from convertible note hedge, net	170,731	—	22,979	41,139	(22,922)	—	—	57
Tax effect of redemption and voluntary conversions of convertible debt	—	—	(2,327)	—	—	—	—	(2,327)
Net income	—	—	—	—	—	169,312	—	169,312
Other comprehensive income, net	—	—	—	—	—	—	536	536
Balance, March 31, 2026	80,572,201	$1	$2,619,564	20,274,573	$(180,164)	$1,105,982	$(11,270)	$3,534,113
Issuance of common stock	237,240	—	100,259	—	—	—	—	100,259
Issuance of common stock under employee plans, net	425,853	—	(128,331)	—	—	—	—	(128,331)
Stock-based compensation	—	—	143,996	—	—	—	—	143,996
Issuance of common stock for business combination contingent consideration	627	—	220	—	—	—	—	220
Net income	—	—	—	—	—	29,427	—	29,427
Other comprehensive loss, net	—	—	—	—	—	—	(5,147)	(5,147)
Balance, June 30, 2026	81,235,921	$1	$2,735,708	20,274,573	$(180,164)	$1,135,409	$(16,417)	$3,674,537

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2024	76,619,331	$1	$1,689,781	20,220,227	$(155,947)	$812,014	$(18,184)	$2,327,665
Issuance of common stock under employee plans, net	190,558	—	(5,035)	—	—	—	—	(5,035)
Stock-based compensation	—	—	140,239	—	—	—	—	140,239
Induced conversion of convertible debt	1,038,259	—	20,819	—	—	—	—	20,819
Tax effect of partial repurchase of convertible debt	—	—	(16,049)	—	—	—	—	(16,049)
Net income	—	—	—	—	—	87,980	—	87,980
Other comprehensive income, net	—	—	—	—	—	—	234	234
Balance, March 31, 2025	77,848,148	$1	$1,829,755	20,220,227	$(155,947)	$899,994	$(17,950)	$2,555,853
Issuance of common stock	250,000	—	183,643	—	—	—	—	183,643
Issuance of common stock under employee plans, net	404,893	—	(187,800)	—	—	—	—	(187,800)
Stock-based compensation	—	—	139,244	—	—	—	—	139,244
Tax effect of partial repurchase of convertible debt	—	—	111	—	—	—	—	111
Net income	—	—	—	—	—	36,117	—	36,117
Other comprehensive income, net	—	—	—	—	—	—	5,232	5,232
Balance, June 30, 2025	78,503,041	$1	$1,964,953	20,220,227	$(155,947)	$936,111	$(12,718)	$2,732,400

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$198,739	$124,097
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	278,697	279,483
Gain on strategic investments and marketable securities, net	(197,873)	(111,754)
Debt inducement expense	—	28,666
Depreciation and amortization	62,824	36,610
Provision for bad debts and inventory	2,630	6,254
Deferred income taxes	11,456	(70,065)
Other noncash items	18,466	19,278
Change in assets and liabilities:
Receivables and contract assets	(256,919)	(212,833)
Inventory	(145,099)	(48,098)
Deferred revenue	(35,334)	(51,143)
Accounts payable, accrued and other liabilities	105,531	21,175
Prepaid expenses and other assets	(54,558)	(87,580)
Net cash used in operating activities	(11,440)	(65,910)
Cash flows from investing activities:
Purchases of investments	(302,844)	(1,793,862)
Business combinations, net of cash acquired	(551,593)	(3,809)
Proceeds from call, maturity, and sale of investments	434,345	756,654
Purchases of property and equipment	(44,174)	(47,815)
Other, net	(1,496)	83
Net cash used in investing activities	(465,762)	(1,088,749)
Cash flows from financing activities:
Net proceeds from equity offering	100,477	183,960
Principal payments for conversion and redemption of convertible debt	(81,110)	(407,453)
Income and payroll tax payments for net-settled stock awards	(140,192)	(192,835)
Payments to third parties for debt issuance, amendment, conversion and redemption activity	(964)	(24,735)
Proceeds from issuance of notes	—	1,750,000
Other, net	(829)	(76)
Net cash (used in) provided by financing activities	(122,618)	1,308,861
Effect of exchange rate changes on cash and cash equivalents	(3,949)	6,497
Net change in cash and cash equivalents	(603,769)	160,699
Cash and cash equivalents and restricted cash, beginning of period	1,213,393	466,763
Cash and cash equivalents and restricted cash, end of period	$609,624	$627,462

Supplemental disclosures:
Cash and cash equivalents	$597,704	$615,496
Restricted cash (Note 1)	11,920	11,966
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$609,624	$627,462

Cash paid for interest	$54,124	$1,204

Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$8,502	$5,554
Property and equipment purchases in accounts payable and accrued liabilities	$8,051	$3,060
Expense for induced conversion of convertible debt, debt offering and revolver modification	$—	$33,725
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
Our results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year (or any other period). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. We believe the estimates used in the preparation of these unaudited consolidated financial statements are reasonable; however, actual results could differ materially from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of accounts and notes receivable, contract assets and cash. Historically, we have experienced an immaterial level of write-offs related to uncollectible accounts. We hold the majority of our cash and cash equivalents accounts at three depository institutions. As of June 30, 2026, the aggregate balances in such accounts were $0.5 billion. Our balances with these and other institutions regularly exceed Federal Deposit Insurance Corporation insured limits for domestic deposits and various deposit insurance programs in Australia, Canada, Germany, and the United Kingdom, among others. To manage the related credit exposure, management continually monitors the creditworthiness of the financial institutions where we have deposits.
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
Restricted Cash
Restricted cash balances were $11.9 million and $12.2 million as of June 30, 2026 and December 31, 2025, respectively. The restricted cash balance at June 30, 2026 includes a $9.7 million payment held in escrow related to the planned construction of our headquarters building in Arizona. Restricted cash also includes funds held in international bank accounts for various operating and financing activities.

Warranty Reserves
We warranty our conducted energy devices (“CEDs”), Axon cameras and other hardware on a limited basis for a period of primarily one year after purchase. Changes in our estimated product warranty liabilities were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Balance, beginning of period	$10,858	$8,284
Utilization of reserve	(7,411)	(4,202)
Warranty expense	6,855	6,794
Balance, end of period	$10,302	$10,876
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
The calculation of the weighted average number of shares outstanding and earnings per share is as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$29,427	$36,117	$198,739	$124,097

Denominator:
Weighted average shares outstanding	80,573	77,999	80,363	77,448
Dilutive effect of stock-based awards	1,462	1,729	1,358	1,721
Dilutive effect of 2027 Notes (1)	—	820	47	1,210
Dilutive effect of 2027 Warrants	506	1,514	750	1,403
Diluted weighted average shares outstanding	82,541	82,062	82,518	81,782

Net income per common share:
Basic	$0.37	$0.46	$2.47	$1.60
Diluted	$0.36	$0.44	$2.41	$1.52

(1)We redeemed all of our remaining outstanding 2027 Notes during the three months ended March 31, 2026, and we repurchased a portion of the 2027 Notes during the three months ended March 31, 2025. Accordingly, the dilutive impact to the six months ended June 30, 2026 and June 30, 2025 related to the 2027 Notes is weighted for (a) the number of days between the beginning of the period and the respective closing dates of each transaction, which includes the total amount of shares issuable upon a conversion of all of the 2027 Notes outstanding as of the beginning of the respective periods, and (b) subsequent to the respective closing dates, which includes the amount of shares issuable upon a conversion of the 2027 Notes that remain after each respective transaction. No 2027 Notes remained outstanding following settlement of the aforementioned redemption. Refer to Note 8 for additional details.
Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based awards	3,277	3,854	3,237	3,871
2027 Notes	—	415	—	429
2027 Warrants	2,156	1,503	1,912	1,614
Total potentially dilutive securities	5,433	5,772	5,149	5,914
Accounting Guidance and Disclosure Rules - Recently Adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025‑06, Intangibles - Goodwill and Other - Internal‑Use Software (Sub-topic 350-40): Targeted Improvements to the Accounting for Internal‑Use Software. ASU 2025‑06 is intended to modernize the internal‑use software model primarily by removing software development stages and introducing a “probable-to-complete recognition threshold.” The provisions of ASU 2025-06 are effective for our Annual Report on Form 10-K for the year ending December 31, 2026. We elected to early adopt this ASU in the first quarter of 2026 on a fully prospective basis. The adoption of this standard did not result in any material impacts to our consolidated financial statements.
In July 2025, the FASB issued ASU 2025‑05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025‑05 is intended to provide a practical expedient for estimating expected credit losses on current trade receivables and current contract assets. The provisions of ASU 2025‑05 are effective for annual periods beginning after December 15, 2025. We adopted this standard in the first quarter of 2026. The adoption of this standard did not result in any material impacts to our consolidated financial statements.
Accounting Guidance and Disclosure Rules - Not Yet Adopted
Refer to Note 1 to the consolidated financial statements in our 2025 Annual Report on Form 10-K for a discussion of applicable standards issued and not yet adopted. Relevant new unadopted standards issued subsequent to our most recent Annual Report are included below.
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). ASU 2026-02 establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations. The provisions of ASU 2026-02 are effective for our Quarterly Report on Form 10-Q for the quarter ending March 31, 2028 and subsequent interim and annual periods thereafter, with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements.

Note 2 – Revenues
Nature of Products and Services
The following table presents our revenues by primary product and service offering and reportable segment (in thousands):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
TASER (1)	$261,321	$—	$261,321	$216,234	$—	$216,234
Personal Sensors (2)	95,392	—	95,392	92,819	—	92,819
Platform Solutions (3)	149,840	—	149,840	67,307	—	67,307
Software and Services	—	397,836	397,836	—	292,178	292,178
Total	$506,553	$397,836	$904,389	$376,360	$292,178	$668,538

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
TASER (1)	$494,174	$—	$494,174	$411,729	$—	$411,729
Personal Sensors (2)	204,143	—	204,143	181,224	—	181,224
Platform Solutions (3)	261,057	—	261,057	124,303	—	124,303
Software and Services	—	752,360	752,360	—	554,915	554,915
Total	$959,374	$752,360	$1,711,734	$717,256	$554,915	$1,272,171
(1)'TASER' includes TASER handles, cartridges and related extended warranties.
(2)'Personal Sensors' primarily includes body cameras and accessories, signal sidearm, and related extended warranties.
(3)'Platform Solutions' primarily includes fleet in-car video, interview room, fixed cameras, drones and counter-drone equipment, virtual reality training hardware, and related extended warranties.
The following table presents our revenues disaggregated by geography (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
United States	$742,307	82%	$537,373	80%	$1,388,834	81%	$1,066,756	84%
Other countries	162,082	18	131,165	20	322,900	19	205,415	16
Total	$904,389	100%	$668,538	100%	$1,711,734	100%	$1,272,171	100%

Revenue Recognized from Contract Liabilities
During the six months ended June 30, 2026 and 2025, we recognized revenue of $524.8 million and $456.2 million, respectively, from our beginning contract liabilities balance as of December 31, 2025 and 2024, respectively. Refer to our consolidated balance sheets for additional details regarding our receivables, contract assets and contract liabilities from contracts with customers.
Remaining Performance Obligations
As of June 30, 2026, we had approximately $9.8 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC 606 as of June 30, 2026. We currently expect to recognize approximately 20% - 25% of this balance over the next 12 months, and expect the remainder to be substantially recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Note 3 – Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents, marketable securities and available-for-sale debt investments at June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities	Short-Term Investments
Cash	$262,275	$—	$—	$262,275	$262,275	$—	$—

Level 1:
Money market funds	293,215	—	—	293,215	293,215	—	—
Marketable securities	13,100	6,026	—	19,126	—	19,126	—
Subtotal	306,315	6,026	—	312,341	293,215	19,126	—
Level 2:
Term deposits	117,917	—	—	117,917	42,214	—	75,703
Subtotal	117,917	—	—	117,917	42,214	—	75,703
Total	$686,507	$6,026	$—	$692,533	$597,704	$19,126	$75,703
During the six months ended June 30, 2026, proceeds from the sale of available-for-sale securities were $70.5 million. As of June 30, 2026, we held no available-for-sale debt investments with unrealized losses.
During the six months ended June 30, 2026, net proceeds from the sales of marketable securities were $3.7 million, representing net realized gains of $1.7 million from the time of purchase. During the three and six months ended June 30, 2026, we recorded an unrealized gain of $1.1 million and loss of $4.5 million on marketable securities still held as of the reporting date, respectively. We recorded unrealized losses on marketable securities of $30.9 million and $54.3 million, respectively, for the same periods in the prior year.

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
Note 4 – Inventory
Inventory consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$214,857	$152,680
Work-in-process	13,537	8,866
Finished goods	258,162	180,265
Total inventory	$486,556	$341,811
Note 5 – Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2026 were as follows (in thousands):

	Connected Devices	Software and Services	Total
Balance, beginning of period	$51,249	$1,318,940	$1,370,189
Goodwill acquired	4,581	524,733	529,314
Purchase accounting adjustments	—	63	63
Foreign currency translation adjustments	(114)	(625)	(739)
Balance, end of period	$55,716	$1,843,111	$1,898,827
Intangible assets (other than goodwill) consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

		June 30, 2026			December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable (definite-lived) intangible assets:
Developed technology	3 ‑ 8 years	$262,122	$(63,653)	$198,469	$183,122	$(44,399)	$138,723
Customer relationships	5 ‑ 10 years	68,231	(12,748)	55,483	41,329	(8,960)	32,369
Issued trademarks	3 ‑ 23 years	11,986	(5,377)	6,609	9,900	(3,856)	6,044
Issued patents	8 ‑ 26 years	3,002	(1,641)	1,361	3,017	(1,602)	1,415
Domain names	5 ‑ 10 years	4,568	(2,968)	1,600	3,043	(2,738)	305
Total amortizable		349,909	(86,387)	263,522	240,411	(61,555)	178,856
Non-amortizable (indefinite-lived) intangible assets:
In-process research and development (1)		16,600	—	16,600	16,600	—	16,600
Trademarks		1,068	—	1,068	1,068	—	1,068
Patents and trademarks pending		393	—	393	448	—	448
Total non-amortizable		18,061	—	18,061	18,116	—	18,116
Total intangible assets		$367,970	$(86,387)	$281,583	$258,527	$(61,555)	$196,972
(1)During the six months ended June 30, 2026, no in-process research and development costs were placed into service. During the six months ended June 30, 2025, approximately $15.3 million has been placed into service.

Amortization expense of intangible assets for the three and six months ended June 30, 2026 was $13.4 million and $24.9 million, respectively. Amortization expense of intangible assets for the three and six months ended June 30, 2025 was $6.7 million and $13.3 million, respectively. Estimated amortization for intangible assets with definite lives for the remaining six months of 2026, the next five years ended December 31, and thereafter, is as follows (in thousands):

2026 remaining	$26,872
2027	52,521
2028	50,289
2029	47,336
2030	35,726
2031	18,341
Thereafter	32,437
Total	$263,522
Note 6 – Strategic Investments

During the six months ended June 30, 2026, we closed a series of transactions to acquire additional equity interests in an existing strategic investee for an aggregate amount of $189.8 million. We also recognized a gain of $158.8 million related to an observable price change for existing investments in the same strategic investee. During the six months ended June 30, 2026, we also acquired equity interests in a separate strategic investee for an aggregate amount of $49.9 million.

During the six months ended June 30, 2025, we closed a series of transactions to acquire additional equity interests in an existing strategic investee for an aggregate amount of $215.1 million. We also recognized a gain of $167.4 million related to an observable price change of a separate existing strategic investee. Furthermore, we entered into a series of transactions to sell certain interests for cash consideration of $340.7 million in the same strategic investee, which was received during the six months ended June 30, 2025. Previously unrealized gains of $320.8 million were realized from the collective sales, net of $1.3 million of transaction costs.
The following table presents the carrying value of our strategic investments at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Equity securities:
Non-marketable equity securities (1)	$848,099	$416,236
Debt securities:
Non-marketable debt securities	5,743	597
Total strategic investments	$853,842	$416,833
(1)As of June 30, 2026 and December 31, 2025, the carrying value of our strategic investments held under the equity method of accounting was $24.5 million and $1.6 million, respectively.
The life to date cumulative upward and downward adjustments to the carrying value of our strategic equity investments accounted for under the ASC 321 measurement alternative and still held as of June 30, 2026 were $176.0 million and $15.4 million, respectively.
As of June 30, 2026 and December 31, 2025, the carrying value of our variable interest assets in unconsolidated non-public variable interest entities was $126.1 million and $9.4 million, respectively. These balances reflect the maximum exposure to loss, which is limited to the carrying value of the interest.

The following table summarizes the gains and losses associated with our strategic investments during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Realized gains recognized on strategic investments during the period, net	$240	$47,339	$37,971	$320,817
Reversal of prior period cumulative unrealized (gains) losses, net, for securities sold during the period	—	(47,339)	—	(160,736)
Unrealized gains on strategic investments still held at the reporting date (1)	5,566	751	164,435	7,991
Unrealized losses, including impairments, on strategic investments still held at the reporting date (1)	(97)	(2,048)	(97)	(2,048)
Income (loss) from strategic investments, net	$5,709	$(1,297)	$202,309	$166,024
(1)Includes immaterial income (losses) from strategic investments held under the equity method of accounting, as well as immaterial unrealized gains (losses) for debt security strategic investments.
Note 7 – Accrued Liabilities
Accrued liabilities consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Accrued commissions	$85,240	$150,811
Accrued third-party product costs	69,022	73,497
Accrued salaries and benefits	34,189	35,251
Accrued income and other taxes	33,011	27,339
Accrued professional and IT fees	32,578	24,359
Accrued bonus	32,435	78,403
Accrued interest	31,837	31,855
Accrued inventory in transit	25,648	15,728
Accrued cloud hosting fees	15,380	14,049
Accrued warranty expense	10,302	10,858
Other accrued expenses	54,290	48,388
Total accrued liabilities	$423,932	$510,538

Note 8 – Debt
Notes payable, net, consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
2030 Notes	$1,000,000	$1,000,000
2033 Notes	750,000	750,000
2027 Notes	—	81,110
Total principal	1,750,000	1,831,110
Unamortized debt issuance costs	(18,183)	(20,388)
Total carrying amount of notes payable, net	1,731,817	1,810,722
Less: current portion (1)	—	(80,552)
Long-term notes payable, net	$1,731,817	$1,730,170
(1)During the six months ended June 30, 2026, we redeemed and settled conversions in respect of all of our remaining outstanding 2027 Notes.
2030 and 2033 Notes

In March 2025, we issued $1.0 billion aggregate principal amount of 6.125% Senior Notes due 2030 (the “2030 Notes”) and $750.0 million aggregate principal amount of 6.250% Senior Notes due 2033 (the “2033 Notes” and, together with the 2030 Notes, the “Senior Notes”) in a private offering. Interest expense related to the Senior Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$27,031	$27,031	$54,062	$33,038
Amortization of debt issuance costs	830	779	1,647	950
Total interest expense	$27,861	$27,810	$55,709	$33,988
The estimated fair value of our outstanding Senior Notes at June 30, 2026 and December 31, 2025 is as follows (in thousands):

	June 30, 2026	December 31, 2025
2030 Notes	$1,018,680	$1,036,830
2033 Notes	769,688	779,768
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

In December 2025, we delivered a notice of redemption to redeem all of our outstanding 2027 Notes in February 2026 at a redemption price equal to 100% of the principal amount of the notes to be redeemed, together with accrued and unpaid interest. Holders of the 2027 Notes were able to convert their notes prior to the redemption date for cash up to the principal amount of any notes being converted and shares of our common stock for any conversion obligation in excess of the principal amount. We redeemed $0.8 million aggregate principal amount of the 2027 Notes on February 10, 2026, and we settled conversions in respect of $80.3 million aggregate principal amount of the 2027 Notes on February 11, 2026, with $80.3 million in cash and 211,870 shares of our common stock. We also received 41,139 shares from option counterparties in connection with partial termination of the Note Hedge and Warrants in February 2026, as discussed further below. As a result, we have no 2027 Notes outstanding following settlement of the aforementioned redemption as of June 30, 2026. Interest expense related to the 2027 Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$—	$353	$44	$1,133
Amortization of debt issuance costs	—	332	558	1,079
Total interest expense	$—	$685	$602	$2,212
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
The Note Hedge covers shares of our common stock at a strike price per share that corresponds to the initial conversion price of the respective 2027 Notes, subject to adjustment. As of June 30, 2026, 2,642,030 shares remain covered by the Note Hedge, which is subject to automatic exercise at expiration on December 15, 2027, unless earlier terminated.
Convertible Note Warrants

	Proceeds (in thousands)	Initial Shares	Strike Price	First Expiration
2027 Warrants	$124,269	3,016,680	$338.86	March 15, 2028
In December 2022, we entered into warrant transactions with certain investment banks, whereby we sold Warrants to acquire, subject to adjustment, the number of shares of our common stock shown in the table above. If the average market value per share of our common stock exceeds the strike price of the Warrants, such Warrants can have a dilutive effect on our earnings per share to the extent we report net income. According to the terms of the Warrants, the Warrants will be automatically exercised over a 60-trading day period beginning on the first expiration date as set forth above, unless earlier terminated. As of June 30, 2026, 2,662,063 shares remain subject to the Warrants.
Line of Credit
Our credit agreement provides for a senior unsecured multi-currency revolving credit facility (the “Credit Agreement”) which includes total aggregate principal amount of $300.0 million (with an accordion feature which allows for an increase in the total line of credit up to $400.0 million), as well as availability for the issuance of letters of credit of $50.0 million.
As of June 30, 2026, no amounts were drawn under the Credit Agreement. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of June 30, 2026, we had letters of credit outstanding of approximately $9.1 million under the facility and available borrowing of $290.9 million, excluding amounts available under the accordion feature. As of June 30, 2026, we are in compliance with the associated covenants under the Credit Agreement.

Note 9 – Income Taxes
Effective Tax Rate
The overall effective tax rate for the three months ended June 30, 2026 was 10.0%. This rate differs from the federal statutory rate due to the net tax benefit related to stock-based compensation and R&D tax credits, partially offset by increases in uncertain tax positions. The effective tax rate was favorably impacted by a $14.3 million net tax benefit related to stock-based compensation for stock awards that vested during the three months ended June 30, 2026.
By comparison, our overall effective tax rate for the three months ended June 30, 2025 was 192.9%. This rate differed from the federal statutory rate due to the net tax benefit related to stock-based compensation and R&D tax credits, partially offset by increases in uncertain tax positions and state taxes net of federal benefit. The effective tax rate was favorably impacted by a $56.7 million net tax benefit related to stock-based compensation for stock awards that vested during the three months ended June 30, 2025.
The overall effective tax rate for the six months ended June 30, 2026 was 14.7%. This rate differs from the federal statutory rate due to the net tax benefit related to stock-based compensation, R&D tax credits and a gain on a related investment transaction not recognized for tax, partially offset by increases in uncertain tax positions and state taxes net of federal benefit. The effective tax rate was favorably impacted by a $23.1 million net tax benefit related to stock-based compensation for stock awards that vested during the six months ended June 30, 2026.
By comparison, our overall effective tax rate for the six months ended June 30, 2025 was (78.5)%. This rate differed from the federal statutory rate due to the net tax benefit related to stock-based compensation and R&D tax credits, partially offset by increases in uncertain tax positions and state taxes net of federal benefit. The effective tax rate was favorably impacted by a $68.8 million net tax benefit related to stock-based compensation for stock awards that vested during the six months ended June 30, 2025.
Note 10 – Stockholders’ Equity
Our stock-based compensation program includes grants of service-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and performance-based stock options (“stock options”) under the Axon Enterprise, Inc. Amended and Restated 2022 Stock Incentive Plan (the “Amended 2022 Plan”) and grants of eXponential stock units (“XSUs”) under the Axon Enterprise, Inc. Employee eXponential Stock Plan (the “Employee XSP”) and the CEO Performance Award. With the exception of the Employee XSP as discussed further below, there were no significant changes to our RSUs, PSUs and stock options during the six months ended June 30, 2026.
Employee XSP and CEO Performance Award
The Employee XSP includes an approved pool of approximately 4.5 million shares of common stock reserved for grants of XSUs to employees. Approximately 0.9 million XSUs remain available to grant to employees under this program as of June 30, 2026. A total of approximately 0.5 million XSUs were granted during the six months ended June 30, 2026. Shareholders previously approved a grant of 679,102 XSUs for the CEO Performance Award on May 10, 2024.

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

	Operational Goals (1) (in millions)				Stock Price Goal		Minimum Service Requirement
Tranche (2)	Revenue		Adj. EBITDA				Employee XSP	CEO Performance Award	Goal Expiration
1	$1,834	or	$382	and	$247.40	and	June 2025	December 2028	December 31, 2026
2	2,293	or	497	and	309.25	and	December 2025	December 2028	December 31, 2027
3	2,866	or	611	and	386.56	and	June 2026	December 2029	December 31, 2028
4	3,583	or	792	and	483.20	and	December 2026	December 2029	December 31, 2029
5	4,479	or	1,035	and	604.00	and	June 2027	December 2030	December 31, 2030
6	5,599	or	1,347	and	755.00	and	December 2027	December 2030	December 31, 2031
7	6,999	or	1,697	and	943.75	and	June 2028	December 2030	December 31, 2032
8	8,753	or	2,135	and	1,179.69	and	December 2029	—	December 31, 2033
9	10,940	or	2,681	and	1,474.61	and	June 2031	—	December 31, 2034

(1)    Operational goals are measured, as of any date, for the previous four consecutive fiscal quarters, beginning with the Company's first full fiscal quarter ending after the fiscal quarter in which the grant date occurred. In connection with certain acquisitions which were completed in the first quarter of 2026, the operational goals were adjusted as required by the terms of the Employee XSP and CEO Performance Award grant agreements for the respective tranches.

(2)    Tranches 1, 2, and 3 vested in June 2025, December 2025, and June 2026, respectively. As of June 30, 2026, for certain grantees, the shares acquired upon vesting of Tranche 3 remain subject to a holding period requirement under the plan, which will expire on the earlier of (i) December 31, 2030 and (ii) the date on which the subsequent tranche vests.
Stock-based Compensation Expense
The following table summarizes the composition of stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of product and service sales	$11,341	$12,561	$22,050	$25,448
Selling, general and administrative expenses	70,988	72,187	137,507	143,534
Research and development expenses	61,667	54,496	119,140	110,501
Total stock-based compensation expense (1)	$143,996	$139,244	$278,697	$279,483
(1)For the six months ended June 30, 2026, stock-based compensation expense included $0.7 million in non-recurring severance costs. Total non-recurring severance costs for the six months ended June 30, 2026 of $2.7 million also include $2.0 million of severance payments and employee benefits. The majority of these costs were recorded in selling, general and administrative expenses.
At-the-Market Equity Offering
We participate in an “at-the-market” equity offering program (the “ATM”), pursuant to which we are authorized to sell up to a total of approximately 2.0 million shares of our common stock.

During the three months ended June 30, 2026, we sold approximately 0.2 million shares of our common stock under our ATM. We generated approximately $101.2 million in aggregate gross proceeds from sales under the ATM. We recorded aggregate net proceeds of $100.3 million in additional paid-in capital after deducting related expenses, including commissions to the sales agent and issuance costs of $0.9 million. As of June 30, 2026, approximately $0.2 million of these costs were not yet paid.
As of June 30, 2026, there were approximately 1.0 million shares remaining. We utilize the net proceeds from this offering program for general corporate purposes, which may include providing capital to satisfy a portion of the tax obligations related to the vesting and settlement of stock compensation awards granted to our employees under our stock plans and funding ongoing strategic investments and acquisitions as we continue to expand our product ecosystem.

Stock Incentive Plan
In May 2024, our shareholders approved the Amended 2022 Plan authorizing an additional 2.2 million shares, plus remaining available shares under prior plans, for issuance under the Amended 2022 Plan. Combined with the shares of our common stock available under our legacy stock incentive plans, there are 2.6 million shares of our common stock available for grant under the Amended 2022 Plan as of June 30, 2026.
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

Based on our assessment of outstanding litigation and claims as of June 30, 2026, we have determined that it is not reasonably possible that these losses, if any, from lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.
Off-Balance Sheet Arrangements
Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At June 30, 2026, we had outstanding letters of credit issued under our credit facility of $9.1 million that are expected to expire through 2029. We also had outstanding letters of credit of $0.7 million that do not draw against our credit facility. Additionally, we had $8.1 million of outstanding surety bonds as of June 30, 2026, with expiration dates ranging through 2029.
Note 12 – Accumulated Other Comprehensive Income (Loss)
The following tables reflect the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized (Losses) Gains on Available-for-Sale Investments (1)	Foreign Currency Translation	Total
Balance, December 31, 2025	$83	$(11,889)	$(11,806)
Other comprehensive income (loss)	(111)	647	536
Balance, March 31, 2026	(28)	(11,242)	(11,270)
Other comprehensive loss	—	(5,147)	(5,147)
Balance, June 30, 2026	$(28)	$(16,389)	$(16,417)
(1)Amounts are net of immaterial tax impacts.

	Unrealized (Losses) on Available-for-Sale Investments (1)	Foreign Currency Translation	Total
Balance, December 31, 2024	$(30)	$(18,154)	$(18,184)
Other comprehensive income (loss)	(124)	358	234
Balance, March 31, 2025	(154)	(17,796)	(17,950)
Other comprehensive income	73	5,159	5,232
Balance, June 30, 2025	$(81)	$(12,637)	$(12,718)
(1)Amounts are net of immaterial tax impacts.

Note 13 – Segment Data
Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended June 30,
	2026			2025
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Net sales	$506,553	$397,836	$904,389	$376,360	$292,178	$668,538
Cost of sales	(243,861)	(114,081)	(357,942)	(193,507)	(71,288)	(264,795)
Other segment items (1)	7,646	15,030	22,676	9,550	9,685	19,235
Adjusted gross margin	$270,338	$298,785	$569,123	$192,403	$230,575	$422,978
Other segment items (1)			(22,676)			(19,235)
Selling, general and administrative			(290,982)			(242,212)
Research and development			(208,687)			(162,567)
Interest income			6,815			23,253
Interest expense			(28,101)			(28,686)
Other income (loss), net			7,192			(32,414)
Income (loss) before provision for income taxes			$32,684			$(38,883)
(1)    Other segment items includes adjustments for noncash stock-based compensation expense, amortization of acquired intangible assets, compensation taxes related to Employee XSP vesting, and non-recurring severance costs to arrive at the profit measure used by the CODM.

	Six Months Ended June 30,
	2026			2025
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Net sales	$959,374	$752,360	$1,711,734	$717,256	$554,915	$1,272,171
Cost of sales	(476,017)	(211,984)	(688,001)	(363,688)	(139,001)	(502,689)
Other segment items (1)	15,297	27,014	42,311	18,970	18,722	37,692
Adjusted gross margin	$498,654	$567,390	$1,066,044	$372,538	$434,636	$807,174
Other segment items (1)			(42,311)			(37,692)
Selling, general and administrative			(550,075)			(465,721)
Research and development			(397,637)			(313,590)
Interest income			17,426			33,857
Interest expense			(56,744)			(36,507)
Other income, net			196,202			81,987
Income before provision for income taxes			$232,905			$69,508
(1)    Other segment items includes the adjustment for noncash stock-based compensation expense, amortization of acquired intangible assets, compensation taxes related to Employee XSP vesting, non-recurring severance costs, and inventory step-up amortization related to acquisitions to arrive at the profit measure used by the CODM.

The following table presents supplemental information included within the measure of profit or loss, adjusted gross margin, reviewed by our CODM (in thousands). There are no other material items presented to our CODM by segment or included within adjusted gross margin for supplemental disclosure.

	Three Months Ended June 30,
	2026			2025
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Depreciation and amortization	$12,429	$9,037	$21,466	$8,310	$4,098	$12,408
Significant noncash items:
Stock-based compensation expense	5,516	5,825	11,341	7,583	4,978	12,561
Warranty reserve expense	3,766	—	3,766	3,015	—	3,015
Provisions for inventory	(223)	—	(223)	995	—	995

	Six Months Ended June 30,
	2026			2025
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Depreciation and amortization	$24,195	$17,052	$41,247	$17,595	$8,057	$25,652
Significant noncash items:
Stock-based compensation expense	11,291	10,553	21,844	15,059	10,389	25,448
Warranty reserve expense	6,855	—	6,855	6,794	—	6,794
Provisions for inventory	714	—	714	1,841	—	1,841
Note 14 – Business Combinations
The consolidated financial statements include the operating results from each acquisition from the date of acquisition noted below. Supplemental pro forma information has not been presented as the effects of the business combinations during the three and six months ended June 30, 2026 were not material to our consolidated financial statements.
2026 Business Combinations
Carbyne
On February 18, 2026, we acquired the remaining 89.3% interest in Carbyne Ltd. (“Carbyne”), a leading cloud-native emergency communications and response platform. Net of cash acquired and equity consideration attributable to pre-combination service, total cash paid in the business combination was approximately $551.7 million. Incremental consideration transferred was approximately $563.2 million. The acquisition aligns with our mission and positions us to accelerate next-generation public safety communications and emergency response solutions. We recorded acquisition-related transaction and integration costs of $3.0 million and $9.0 million during the three and six months ended June 30, 2026, respectively. Our existing interest of approximately 10.7% had a fair value at the acquisition date of $67.5 million, which resulted in a non-taxable gain of $38.0 million.
The purchase price allocation is subject to revision during the measurement period for purchase accounting adjustments to balances such as intangible assets, pre-acquisition legal contingencies, working capital, and income tax assets and liabilities, and is expected to be completed by the first quarter of 2027. During the three months ended June 30, 2026, we recorded immaterial measurement period adjustments. Based on the current purchase price allocation, including measurement period adjustments, we have recorded $523.3 million of goodwill, $108.2 million of identifiable intangible assets, $10.1 million of acquired cash, and assumed $8.7 million of other net liabilities, excluding deferred taxes. We also recorded net deferred tax liabilities of $2.2 million.

As of the acquisition date, the identifiable intangible assets included $79.0 million of developed technology, $27.1 million of customer relationships, and $2.1 million of trademarks. The fair values of the intangible assets were calculated using the multi-period excess earnings method for the developed technology, the distributor method for customer relationships, and the relief-from-royalty method for the trademarks. The significant assumptions used to estimate the fair value of the developed technology included projected revenues, estimated economic life of 8 years, and an appropriate discount rate. The significant assumptions used to estimate the fair value of the customer relationships included projected revenues, customer attrition rates, distributor margins, and appropriate discount rates. The weighted average amortization period of the acquired intangible assets as of the acquisition date was 7.9 years.
The goodwill associated with this business combination is primarily attributable to synergies that are expected to be achieved from the integration of the business and is not deductible for tax purposes. Consistent with the assignment of goodwill, the consolidated results of Carbyne are included in our Software and Services reportable segment following the business combination.
2025 Business Combinations
Prepared
On October 1, 2025, we acquired the remaining 99.2% interest in Invictus Apps, Inc. (“Prepared”), a leading provider of AI-powered emergency communications software. Net of cash acquired and equity consideration attributable to pre-combination service, total cash paid in the business combination was approximately $624.1 million. Incremental consideration transferred was approximately $728.2 million. The acquisition aligns with our mission and positions us to accelerate next-generation public safety communications and emergency response solutions. Acquisition-related transaction and integration costs were immaterial for the three and six months ended June 30, 2026. Our existing interest of approximately 0.8% had a fair value at the acquisition date of $6.2 million, which resulted in a non-taxable gain of $2.2 million.
The purchase price allocation is subject to revision during the measurement period for normal closing activities, such as income tax filings and settlement of escrow balances, which is expected to be completed by the third quarter of 2026. During the six months ended June 30, 2026, we recorded immaterial measurement period adjustments. Based on the current purchase price allocation, including measurement period adjustments, we have recorded $598.3 million of goodwill, $98.9 million of acquired cash, $47.5 million of identifiable intangible assets, and assumed $0.9 million of other net liabilities, excluding deferred taxes. We also recorded net deferred tax liabilities of $9.4 million.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition as of June 30, 2026, and results of operations for the three and six months ended June 30, 2026 and 2025, should be read in conjunction with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes in our 2025 Annual Report on Form 10-K for the year ended December 31, 2025. The discussion includes references to non-GAAP financial measures, such as adjusted gross margin, which supplement our GAAP results by providing additional insight into our financial and operational performance. For definitions and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, refer to “Non-GAAP Measures” within this Quarterly Report on Form 10-Q. This discussion also contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements.
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
Our revenues for the three months ended June 30, 2026 were $904.4 million, an increase of $235.9 million, or 35.3%, from the three months ended June 30, 2025. We had income from operations of $46.8 million, compared to loss from operations of $1.0 million for the same period in the prior year. Gross margin dollars increased $142.7 million reflecting consistent percentage of revenue at 60.4%, when compared to the three months ended June 30, 2025. Adjusted gross margin decreased to 62.9% for the three months ended June 30, 2026 compared to 63.3% for the same period in the prior year. The decrease in gross margin and adjusted gross margin was primarily driven by a higher mix of professional services revenue and scaling new product offerings, partially offset by tariff refunds received in the quarter. Operating expenses increased by $94.9 million, primarily reflecting increased headcount and investments in AI and other initiatives to support business growth. Net income of $29.4 million included a $3.3 million tax provision, income from strategic investments, net, of $5.7 million, and a net realized and unrealized gain of $1.1 million related to our marketable securities. Net income of $36.1 million for the three months ended June 30, 2025 included a $75.0 million tax benefit, partially offset by a noncash unrealized loss of $30.9 million related to our marketable securities.
Our revenues for the six months ended June 30, 2026 were $1.7 billion, an increase of $439.6 million, or 34.6%, from the six months ended June 30, 2025. We had income from operations of $76.0 million, compared to loss from operations of $9.8 million for the same period in the prior year. Gross margin dollars increased $254.3 million and decreased as a percentage of revenue to 59.8% from 60.5% compared to the six months ended June 30, 2025. Adjusted gross margin decreased to 62.3% for the six months ended June 30, 2026 compared to 63.4% for the same period in the prior year. The decrease in gross margin and adjusted gross margin was primarily due to a higher mix of professional services revenue and scaling new product offerings, partially offset by tariff refunds received in the quarter. Operating expenses increased by $168.4 million, primarily reflecting increased headcount and investments in AI and other initiatives to support business growth. Net income of $198.7 million included net realized and unrealized gains of $202.3 million related to our strategic investments and a $34.2 million tax provision, partially offset by a noncash unrealized loss of $4.4 million related to our marketable securities. Net income of $124.1 million for the six months ended June 30, 2025 included net realized and unrealized gains of $166.0 million related to our strategic investments and a $54.6 million tax benefit, partially offset by a noncash unrealized loss of $54.3 million related to our marketable securities and inducement expense of $28.7 million associated with the early repurchase of a portion of our 2027 Notes.
On February 20, 2026, the Supreme Court determined that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unauthorized. During the three months ended June 30, 2026, we received $47.4 million in refunds. Of this amount, $18.1 million had been previously expensed in 2025 to cost of sales and the remaining is associated with amounts primarily classified as inventory and property and equipment, net, for which the majority would have been expensed in the current year.

Results of Operations
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
The following table presents data from our consolidated statements of operations as well as the percentage relationship to total net sales (dollars in thousands):

	Three Months Ended June 30,
	2026		2025
Net sales from products	$506,553	56.0%	$376,360	56.3%
Net sales from services	397,836	44.0	292,178	43.7
Net sales	904,389	100.0	668,538	100.0
Cost of product sales	243,861	27.0	193,507	28.9
Cost of service sales	114,081	12.6	71,288	10.7
Cost of sales	357,942	39.6	264,795	39.6
Gross margin	546,447	60.4	403,743	60.4
Operating expenses:
Selling, general and administrative	290,982	32.2	242,212	36.2
Research and development	208,687	23.1	162,567	24.4
Total operating expenses	499,669	55.3	404,779	60.6
Income (loss) from operations	46,778	5.1	(1,036)	(0.2)
Interest income	6,815	0.8	23,253	3.5
Interest expense	(28,101)	(3.1)	(28,686)	(4.3)
Other income (loss), net	7,192	0.9	(32,414)	(4.8)
Income (loss) before provision for income taxes	32,684	3.7	(38,883)	(5.8)
Provision for (benefit from) income taxes	3,257	0.4	(75,000)	(11.2)
Net income	$29,427	3.3%	$36,117	5.4%
The following table presents our revenues disaggregated by geography (dollars in thousands):

	Three Months Ended June 30,
	2026		2025
United States	$742,307	82%	$537,373	80%
Other countries	162,082	18	131,165	20
Total	$904,389	100%	$668,538	100%
International revenue increased compared to the prior year June 30, 2025 comparative period, primarily driven by increased sales in our EMEA region.

Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended June 30,				Dollar Change	Percent Change
	2026		2025
Connected Devices segment:
TASER (1)	$261,321	28.9%	$216,234	32.3%	$45,087	20.9%
Personal Sensors (2)	95,392	10.5	92,819	13.9	2,573	2.8
Platform Solutions (3)	149,840	16.6	67,307	10.1	82,533	122.6
Total Connected Devices segment	506,553	56.0	376,360	56.3	130,193	34.6
Total Software and Services segment	397,836	44.0	292,178	43.7	105,658	36.2
Total net sales	$904,389	100.0%	$668,538	100.0%	$235,851	35.3%
(1)'TASER' includes TASER handles, cartridges and related extended warranties.
(2)'Personal Sensors' primarily includes body cameras and accessories, signal sidearm, and related extended warranties.
(3)'Platform Solutions' primarily includes fleet in-car video, interview room, fixed cameras, drones and counter-drone equipment, virtual reality training hardware, and related extended warranties.
Net sales for the Connected Devices segment increased 34.6% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase of $45.1 million in TASER is primarily driven by higher TASER 10 handle and cartridge volume. Personal Sensors increased $2.6 million on continued adoption of our newest body camera, AB4, and higher warranty revenue from more devices in the field. The $82.5 million increase in Platform Solutions is primarily driven by higher volume for counter-drone equipment.
Net sales for the Software and Services segment increased 36.2% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase in the aggregate number of users and growing adoption of our premium solutions by existing customers drove the majority of the increase of $105.7 million.
Gross Margin
As a percentage of net sales, gross margin for the Connected Devices segment increased to 51.9% from 48.6% for the three months ended June 30, 2026 and 2025, respectively. Adjusted gross margin for the Connected Devices segment was 53.4% for the three months ended June 30, 2026, compared to 51.1% for the three months ended June 30, 2025. The increase in gross margin and adjusted gross margin was primarily driven by tariff refunds, partially offset by increased mix to counter-drone equipment.
As a percentage of net sales, gross margin for the Software and Services segment decreased to 71.3% from 75.6% for the three months ended June 30, 2026 and 2025, respectively. Adjusted gross margin for the Software and Services segment decreased to 75.1% for the three months ended June 30, 2026, compared to 78.9% for the three months ended June 30, 2025. The decrease in gross margin and adjusted gross margin was primarily driven by a higher mix of professional services revenue and scaling new product offerings.
Selling, General and Administrative Expenses
SG&A expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2026	2025
Total selling, general and administrative expenses	$290,982	$242,212	$48,770	20.1%
As a percentage of net sales	32.2%	36.2%
Salaries, benefits and bonus expense increased $12.0 million in comparison to the prior year June 30, 2025 comparable period, primarily attributable to an increase in headcount.

Sales and marketing expense increased $8.9 million in comparison to the prior year June 30, 2025 comparable period, primarily attributable to increased commissions.
Other SG&A expenses increased $27.9 million in comparison to the prior year June 30, 2025 comparable period, primarily driven by increased advisory expenses of $8.7 million, increased travel expenses of $5.4 million, and increased technology license expenses of $4.4 million as a result of the continued adoption of AI initiatives.
Research and Development Expenses
R&D expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2026	2025
Total research and development expenses	$208,687	$162,567	$46,120	28.4%
As a percentage of net sales	23.1%	24.3%
Salaries, benefits and bonus expense increased $20.1 million in comparison to the prior year June 30, 2025 comparable period, which was primarily attributable to an increase in headcount.
Stock-based compensation expense increased $7.2 million in comparison to the prior year June 30, 2025 comparable period, primarily driven by increased headcount.
Other R&D expenses increased $18.8 million in comparison to the prior year June 30, 2025 comparable period, primarily driven by an increase in engineering expenses of $6.2 million and an increase in technology license expenses of $5.1 million as a result of the continued adoption of AI initiatives.
Interest Income (Expense), Net
Interest income (expense), net, was as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Interest income	$6,815	$23,253
Interest expense	(28,101)	(28,686)
Total interest income (expense), net	$(21,286)	$(5,433)
Other Income (Loss), Net
Other income (loss), net, was as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Income (loss) from strategic investments, net (1)	$5,709	$(1,297)
Realized and unrealized gain (loss) on marketable securities, net (2)	1,075	(30,870)
Gain (loss) on foreign currency transactions, net	577	(413)
Other, net	(169)	166
Other income (loss), net	$7,192	$(32,414)
(1)Reflects the net realized and unrealized income (loss) associated with our strategic investments, during the three months ended June 30, 2026 and 2025, as discussed within Note 6.
(2)Reflects the net realized and unrealized gain (loss) on marketable securities, during the three months ended June 30, 2026 and 2025, as discussed within Note 3.

Provision for (Benefit from) Income Taxes
The effective tax rate was 10.0%, for the three months ended June 30, 2026, compared to 192.9% for the three months ended June 30, 2025. The decrease in effective tax rate for the quarter was primarily driven by a less favorable net tax benefit related to stock-based compensation, R&D tax credits and an increase in pre-tax book income, which reduced the relative impact of other permanent and discrete items.
Provision for (benefit from) income taxes and effective tax rates were as follows (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Income before provision for income taxes	$32,684	$(38,883)	$71,567
Provision for (benefit from) income taxes	$3,257	$(75,000)	$78,257
Effective tax rate	10.0%	192.9%
Net Income
We recorded net income of $29.4 million for the three months ended June 30, 2026 compared to net income of $36.1 million for the three months ended June 30, 2025. Net income per basic share was $0.37 for the three months ended June 30, 2026 compared to $0.46 for the three months ended June 30, 2025. Net income per diluted share was $0.36 for the three months ended June 30, 2026 compared to $0.44 for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
The following table presents data from our consolidated statements of operations as well as the percentage relationship to total net sales (dollars in thousands):

	Six Months Ended June 30,
	2026		2025
Net sales from products	$959,374	56.0%	$717,256	56.4%
Net sales from services	752,360	44.0	554,915	43.6
Net sales	1,711,734	100.0	1,272,171	100.0
Cost of product sales	476,017	27.8	363,688	28.6
Cost of service sales	211,984	12.4	139,001	10.9
Cost of sales	688,001	40.2	502,689	39.5
Gross margin	1,023,733	59.8	769,482	60.5
Operating expenses:
Selling, general and administrative	550,075	32.1	465,721	36.6
Research and development	397,637	23.3	313,590	24.6
Total operating expenses	947,712	55.4	779,311	61.2
Income (loss) from operations	76,021	4.4	(9,829)	(0.7)
Interest income	17,426	1.0	33,857	2.7
Interest expense	(56,744)	(3.3)	(36,507)	(2.9)
Other income, net	196,202	11.5	81,987	6.4
Income before provision for income taxes	232,905	13.6	69,508	5.5
Provision for (benefit from) income taxes	34,166	2.0	(54,589)	(4.3)
Net income	$198,739	11.6%	$124,097	9.8%

The following table presents our revenues disaggregated by geography (dollars in thousands):

	Six Months Ended June 30,
	2026		2025
United States	$1,388,834	81%	$1,066,756	84%
Other countries	322,900	19	205,415	16
Total	$1,711,734	100%	$1,272,171	100%
International revenue increased compared to the prior year June 30, 2025 comparative period, primarily driven by increased sales in our EMEA region.
Net Sales
Net sales by product line were as follows (dollars in thousands):

	Six Months Ended June 30,				Dollar Change	Percent Change
	2026		2025
Connected Devices segment:
TASER (1)	$494,174	28.9%	$411,729	32.4%	$82,445	20.0%
Personal Sensors (2)	204,143	11.8	181,224	14.2	22,919	12.6
Platform Solutions (3)	261,057	15.3	124,303	9.8	136,754	110.0
Total Connected Devices segment	959,374	56.0	717,256	56.4	242,118	33.8
Total Software and Services segment	752,360	44.0	554,915	43.6	197,445	35.6
Total net sales	$1,711,734	100.0%	$1,272,171	100.0%	$439,563	34.6%
(1)'TASER' includes TASER handles, cartridges and related extended warranties.
(2)'Personal Sensors' primarily includes body cameras and accessories, signal sidearm, and related extended warranties.
(3)'Platform Solutions' primarily includes fleet in-car video, interview room, fixed cameras, drones and counter-drone equipment, virtual reality training hardware, and related extended warranties.
Net sales for the Connected Devices segment increased 33.8% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase of $82.4 million in TASER is primarily driven by higher TASER 10 handle and cartridge volume. Personal Sensors increased $22.9 million on continued adoption of our newest body camera, AB4, and higher warranty revenue from more devices in the field. The $136.8 million increase in Platform Solutions is primarily driven by higher volume for counter-drone equipment.
Net sales for the Software and Services segment increased 35.6% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in the aggregate number of users and growing adoption of our premium add-on features by existing customers drove the majority of the increase of $197.4 million.
Gross Margin
As a percentage of net sales, gross margin for the Connected Devices segment increased to 50.4% from 49.3% for the six months ended June 30, 2026 and 2025, respectively. Adjusted gross margin for the Connected Devices segment was 52.0% for the six months ended June 30, 2026, compared to 51.9% for the six months ended June 30, 2025. The increase in gross margin and adjusted gross margin was primarily driven by tariff refunds, partially offset by increased mix to counter-drone equipment.
As a percentage of net sales, gross margin for the Software and Services segment decreased to 71.8% from 75.0% for the six months ended June 30, 2026 and 2025, respectively. Adjusted gross margin for the Software and Services segment decreased to 75.4% for the six months ended June 30, 2026, compared to 78.3% for the six months ended June 30, 2025. The decrease in gross margin and adjusted gross margin was primarily driven by a higher mix of professional services revenue and scaling new product offerings.

Selling, General and Administrative Expenses
SG&A expenses were as follows (dollars in thousands):

	Six Months Ended June 30,		Dollar Change	Percent Change
	2026	2025
Total selling, general and administrative expenses	$550,075	$465,721	$84,354	18.1%
As a percentage of net sales	32.1%	36.6%
Salaries, benefits and bonus expense increased $22.8 million in comparison to the prior year June 30, 2025 comparable period, primarily attributable to an increase in headcount.
Sales and marketing expense increased $19.1 million in comparison to the prior year June 30, 2025 comparable period, primarily attributable to increased commissions.
Other SG&A expenses increased $42.4 million in comparison to the prior year June 30, 2025 comparable period, primarily attributable to increased advisory expenses of $17.8 million and increased travel expenses of $8.0 million.
Research and Development Expenses
R&D expenses were as follows (dollars in thousands):

	Six Months Ended June 30,		Dollar Change	Percent Change
	2026	2025
Total research and development expenses	$397,637	$313,590	$84,047	26.8%
As a percentage of net sales	23.2%	24.6%
Salaries, benefits and bonus expense increased $41.5 million in comparison to the prior year June 30, 2025 comparable period, which was primarily attributable to an increase in headcount.
Stock-based compensation expense increased $8.6 million in comparison to the prior year June 30, 2025 comparable period, partially attributable to increased headcount.
Other R&D expenses increased $33.9 million in comparison to the prior year June 30, 2025 comparable period, primarily driven by $13.0 million of increased engineering expenses and $6.5 million of increased technology license expenses as a result of the continued adoption of AI initiatives.
Interest Income (Expense), Net
Interest income (expense), net, was as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Interest income	$17,426	$33,857
Interest expense	(56,744)	(36,507)
Total interest income (expense), net	$(39,318)	$(2,650)

Other Income, Net
Other income (loss), net, was as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Income from strategic investments, net (1)	$202,309	$166,024
Realized and unrealized loss on marketable securities, net (2)	(4,436)	(54,270)
Loss on foreign currency transactions, net	(1,589)	(1,216)
Induced conversion of convertible debt	—	(28,666)
Other, net	(82)	115
Other income, net	$196,202	$81,987
(1)Reflects the net realized and unrealized income associated with our strategic investments, during the six months ended June 30, 2026 and 2025, as discussed within Note 6.
(2)Reflects the net realized and unrealized loss on marketable securities, during the six months ended June 30, 2026 and 2025, as discussed within Note 3.
Provision for Income Taxes
The effective tax rate was 14.7%, for the six months ended June 30, 2026, compared to (78.5)% for the six months ended June 30, 2025. The increase in effective tax rate for the six months ended June 30, 2026 was primarily driven by a less favorable net tax benefit related to stock-based compensation, R&D tax credits and an increase in pre-tax book income, which reduced the relative impact of other permanent and discrete items.
Provision for (benefit from) income taxes and effective tax rates were as follows (dollars in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Income before provision for income taxes	$232,905	$69,508	$163,397
Provision for (benefit from) income taxes	$34,166	$(54,589)	$88,755
Effective tax rate	14.7%	(78.5)%
Net Income
We recorded net income of $198.7 million for the six months ended June 30, 2026 compared to net income of $124.1 million for the six months ended June 30, 2025. Net income per basic share was $2.47 for the six months ended June 30, 2026 compared to $1.60 for the six months ended June 30, 2025. Net income per diluted share was $2.41 for the six months ended June 30, 2026 compared to $1.52 for the six months ended June 30, 2025.

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
Furthermore, beginning in the quarterly period ended June 30, 2026, we updated the calculation of Adjusted EBITDA and Adjusted Gross Margin to exclude additional jurisdiction-specific compensation-related taxes incurred as a direct result of Employee XSP vesting events. This update expands upon our existing adjustment, which was historically limited to payroll taxes related to Employee XSP vesting events. For all comparable prior periods presented, our adjustment does not include any incremental jurisdiction-specific compensation-related taxes, as the impact of this change on historical periods was determined to be de minimis. Accordingly, compensation taxes related to Employee XSP vesting for all comparable prior periods has not been recast and solely reflects adjustment for payroll taxes incurred.
•EBITDA (most comparable GAAP measure: Net income) – Earnings before interest expense, investment interest income, income taxes, depreciation and amortization.
•Adjusted EBITDA (most comparable GAAP measure: Net income) – Earnings before interest expense; investment interest income; income taxes; depreciation; amortization; all components of other income (loss), net, which is primarily comprised of fair value adjustments and income or losses related to strategic investments and marketable securities, debt inducement expense associated with the early repurchase of a portion of our 2027 Notes, foreign currency exchange gains and losses, net, and fees incurred related to our Credit Agreement; noncash stock-based compensation expense; transaction and integration costs related to strategic investments and acquisitions, including the change in fair value of contingent consideration arrangements; non-recurring severance costs, including employee cash payments, equity, and related benefits; costs (or subsequent recoveries of prior costs) related to certain legal or regulatory matters we consider outside of our core operating activities; mark-to-market adjustments on our non-qualified deferred compensation liabilities; compensation taxes related to Employee XSP vesting; and inventory step-up amortization related to acquisitions.
•Adjusted gross margin (most comparable GAAP measure: Gross margin) – Gross margin before noncash stock-based compensation expense; compensation taxes related to Employee XSP vesting; amortization of acquired intangible assets; non-recurring severance costs, including employee cash payments, equity, and related benefits; and inventory step-up amortization related to acquisitions.
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

EBITDA and adjusted EBITDA reconcile to net income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$29,427	$36,117	$198,739	$124,097
Depreciation and amortization	31,615	19,324	60,961	38,519
Interest expense	28,101	28,686	56,744	36,507
Investment interest income	(6,815)	(23,253)	(17,426)	(33,857)
Provision for (benefit from) income taxes	3,257	(75,000)	34,166	(54,589)
EBITDA	$85,585	$(14,126)	$333,184	$110,677

Non-GAAP adjustments:
Other (income) loss, net	(7,192)	32,167	(196,202)	(83,088)
Stock-based compensation expense	144,320	139,244	278,005	279,483
Transaction costs related to strategic investments and acquisitions	4,560	2,230	11,048	4,957
Compensation taxes related to Employee XSP vesting	9,417	9,782	9,532	9,782
Litigation and regulatory costs	1,886	774	3,220	2,823
Severance costs (1)	681	—	2,730	—
Non-qualified deferred compensation liability adjustments	2,767	1,561	2,137	1,561
Inventory step-up amortization	—	—	—	607
Adjusted EBITDA	$242,024	$171,632	$443,654	$326,802
(1)For the three and six months ended June 30, 2026, non-recurring severance costs of $0.7 million and $2.7 million, respectively, consisted of stock-based compensation, cash payments and employee benefits.
Adjusted gross margin reconciles to gross margin as follows (in thousands):

	Three Months Ended June 30,
	2026			2025
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Gross margin	$262,692	$283,755	$546,447	$182,853	$220,890	$403,743
Stock-based compensation expense	5,516	5,825	11,341	7,583	4,978	12,561
Amortization of acquired intangible assets	1,729	8,572	10,301	1,333	3,853	5,186
Compensation taxes related to Employee XSP vesting	426	633	1,059	634	854	1,488
Severance costs (1)	(25)	—	(25)	—	—	—
Adjusted gross margin	$270,338	$298,785	$569,123	$192,403	$230,575	$422,978
Gross margin %	51.9%	71.3%	60.4%	48.6%	75.6%	60.4%
Adjusted gross margin %	53.4%	75.1%	62.9%	51.1%	78.9%	63.3%
(1)For the three months ended June 30, 2026, non-recurring severance costs recorded to cost of service and product sales consisted of adjustments for cash payments and employee benefits.

	Six Months Ended June 30,
	2026			2025
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Gross margin	$483,357	$540,376	$1,023,733	$353,568	$415,914	$769,482
Stock-based compensation expense	11,291	10,553	21,844	15,059	10,389	25,448
Amortization of acquired intangible assets	3,459	15,808	19,267	2,670	7,479	10,149
Compensation taxes related to Employee XSP vesting	426	633	1,059	634	854	1,488
Severance costs (1)	121	20	141	—	—	—
Inventory step-up amortization	—	—	—	607	—	607
Adjusted gross margin	$498,654	$567,390	$1,066,044	$372,538	$434,636	$807,174
Gross margin %	50.4%	71.8%	59.8%	49.3%	75.0%	60.5%
Adjusted gross margin %	52.0%	75.4%	62.3%	51.9%	78.3%	63.4%
(1)For the six months ended June 30, 2026, non-recurring severance costs recorded to cost of service and product sales consisted of stock-based compensation, cash payments and employee benefits.
Liquidity and Capital Resources
Summary

	June 30, 2026	December 31, 2025	Dollar Change
Cash and cash equivalents	$597,704	$1,201,147	$(603,443)
Available-for-sale investments	75,703	505,417	(429,714)
Total	$673,407	$1,706,564	$(1,033,157)
Our most significant source of liquidity typically includes funds generated by operating activities and available cash and cash equivalents and short-term investments. As of June 30, 2026, we had $0.6 billion of cash and cash equivalents, a decrease of $603.4 million from December 31, 2025. As of June 30, 2026, we had $75.7 million of available-for-sale investments, a decrease of $429.7 million from December 31, 2025, primarily due to sales and maturities of available-for-sale securities during the period. Refer to Note 3 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
In addition, our Credit Agreement is available for additional working capital needs or investment opportunities. As of June 30, 2026, we had letters of credit outstanding of approximately $9.1 million under the facility and available borrowing of $290.9 million. Refer to Note 8 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
As of June 30, 2026, we have an aggregate of $1.75 billion of Senior Notes outstanding. As of June 30, 2026, none of our subsidiaries guarantee the Senior Notes. Our non-guarantor subsidiaries accounted for approximately 20% of our total revenue for the six months ended June 30, 2026, and approximately 21% and 8% of our total consolidated assets and liabilities (excluding the effect of intercompany transactions), respectively, as of June 30, 2026. Refer to Note 8 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
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

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,		Dollar Change
	2026	2025
Operating activities	$(11,440)	$(65,910)	$54,470
Investing activities	(465,762)	(1,088,749)	622,987
Financing activities	(122,618)	1,308,861	(1,431,479)
Effect of exchange rate changes on cash and cash equivalents	(3,949)	6,497	(10,446)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(603,769)	$160,699	$(764,468)
Operating activities
Net cash used in operating activities was $11.4 million for the six months ended June 30, 2026 compared to net cash used in operating activities of $65.9 million for the six months ended June 30, 2025. The net operating cash outflow for the six months ended June 30, 2026 includes net income of $198.7 million, a net add-back of non-cash income statement items of $176.2 million and a $386.4 million net change in operating assets and liabilities.
Primary drivers of the non-cash items include $278.7 million of stock-based compensation expense for employee equity programs and $62.8 million of depreciation and amortization, partially offset by $197.9 million in fair value adjustments for net realized and unrealized gains and losses on our strategic investments and marketable securities. The realized and unrealized gains on our strategic investments were primarily related to an observable price change for one of our investees.
The change in operating assets and liabilities includes $256.9 million of receivables and contract assets primarily due to increased sales, as well as the timing of invoicing and cash collections, $39.6 million of inventory and accounts payable primarily driven by advanced raw material purchases for TASER 10 CEDs and counter-drone equipment, and $35.3 million of deferred revenue.
Investing activities
Net cash used in investing activities was $465.8 million for the six months ended June 30, 2026 compared to $1.1 billion for the six months ended June 30, 2025. The net investing cash outflow is primarily driven by $551.6 million for business combinations, which is substantially all related to the Carbyne acquisition, $302.8 million for investment purchases, which includes $302.1 million of strategic investments purchases, and $44.2 million for purchases of property and equipment. The cash outflow was partially offset by $434.3 million of proceeds from calls, maturities and sales of available-for-sale and marketable securities investments. The decrease in net cash outflow compared to the prior period is primarily driven by reduced investments in available-for-sale securities, partially offset by the cash paid in the current year for the acquisition of Carbyne.
Financing activities
Net cash used in financing activities was $122.6 million for the six months ended June 30, 2026 compared to net cash provided by financing activities of $1.3 billion for the six months ended June 30, 2025. The financing cash outflow in the current period was primarily driven by $140.2 million of income and payroll tax payments made on behalf of employees who net-settled stock awards during the period, as well as $0.3 million which remains unpaid as of the six months ended June 30, 2026. The outflow was further driven by $81.1 million of principal payments related to the redemption of our 2027 Notes. Financing cash inflow for the period includes $100.5 million of net cash proceeds from our ATM equity offering program, considering any unpaid issuance costs as of June 30, 2026. The change in financing cash flow compared to the prior period primarily reflects gross proceeds of $1.8 billion from the Senior Note issuance, partially offset by principal payments of $407.5 million related to the induced conversion of our 2027 Notes during the six months ended June 30, 2025.

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
Our critical accounting estimates are discussed in our 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no significant changes to these critical accounting estimates for the six months ended June 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We historically invested in various financial instruments which have consisted principally of money market accounts, certificates of deposit, and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “available-for-sale”. Based on investment positions as of June 30, 2026, no investments are subject to interest rate risk.
Additionally, we have access to a $300.0 million line of credit borrowing facility which bears interest at SOFR plus 1.25 to 1.75% per year determined in accordance with a pricing grid based on our net leverage ratio and consolidated interest coverage ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $9.1 million at June 30, 2026. At June 30, 2026, there was no amount outstanding under the line of credit, and the available borrowing under the line of credit was $290.9 million. We have not borrowed any funds under the line of credit since its inception; however, should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Remediation of Previously Identified Material Weakness
As disclosed in Part II, Item 9A of our 2025 Annual Report on Form 10-K, we previously identified a material weakness in our internal control over financial reporting related to revenue recognition for customer contracts. Specifically, the Company did not design and maintain controls to update its revenue recognition policies to reflect changes in product offerings or terms and conditions of arrangements with customers to ensure revenue was appropriately recognized and disclosed in accordance with GAAP. In response to this material weakness, we previously completed the design and implementation of control activities to i) periodically assess our revenue accounting policies, ii) make updates to the policies to reflect changes in product offerings or terms and conditions of the arrangements with customers, and iii) monitor and appropriately account for our existing and new revenue streams. During the second quarter of 2026, we completed the necessary testing of these control activities and determined they have been appropriately designed and implemented and have operated effectively for a sufficient period of time to conclude that the material weakness has been remediated as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
The table below describes the contracts, instructions or written plans for the purchase or sale of securities adopted or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended June 30, 2026, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Action	Date of Termination or Adoption	Expiration Date	Aggregate Number of Securities to be Sold
Joshua Isner, President	Termination (1)	May 29, 2026	December 31, 2026	135,466	(2)
Jeffrey Kunins, Chief Product Officer and Chief Technology Officer	Adoption	May 22, 2026	December 31, 2026	15,839	(2)
Joshua Isner, President	Adoption	June 1, 2026	December 31, 2026	100,390	(2)
Isaiah Fields, Chief Legal Officer	Adoption	June 12, 2026	March 30, 2027	10,337	(2)
(1)Trading arrangement was originally adopted on March 4, 2026.
(2)Reflects the maximum number of shares to be sold, excluding the effect of shares withheld for taxes.
No other “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as defined by Item 408(c) of Regulation S-K) were entered into, modified, or terminated by our directors or officers during such period.
Item 6.    Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed August 9, 2022)
3.2	Bylaws, as amended and restated (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed December 21, 2023)
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL
_______________________________________
+Management contract or compensatory plan or arrangement
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	August 5, 2026
		By:	/s/ PATRICK SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2026	By:	/s/ BRITTANY BAGLEY
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)