Form 10-Q
period 2026-09-30
AXON ENTERPRISE, INC.
filed 2026-11-06
CIK 1069183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of October 30, 2026 was 81,432,712.

AXON ENTERPRISE, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Many events beyond our control may determine whether results we anticipate will be achieved. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. The material factors, which could cause our actual results to differ from our forward-looking statements, are set forth in our description of risk factors included in Part I, Item 1A, “Risk Factors” in our 2025 Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, which should be read in conjunction with the forward-looking statements in this Quarterly Report on Form 10-Q. These factors are intended as cautionary statements for investors within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AXON ENTERPRISE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,458,817	$1,201,147
Short-term investments	181,587	505,417
Marketable securities	14,751	27,213
Accounts and notes receivable, net of allowance of $4,451 and $4,198 as of September 30, 2026 and December 31, 2025, respectively	838,294	777,486
Contract assets, net	866,856	582,630
Inventory	579,225	341,811
Prepaid expenses	201,603	149,800
Other current assets	141,084	127,548
Total current assets	4,282,217	3,713,052
Property and equipment, net	357,342	330,979
Deferred tax assets, net	333,585	359,803
Intangible assets, net	268,817	196,972
Goodwill	1,885,348	1,370,189
Long-term notes receivable, net	1,704	6,066
Long-term contract assets, net	298,906	178,249
Strategic investments	924,934	416,833
Other long-term assets	479,924	428,170
Total assets	$8,832,777	$7,000,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249,940	$139,086
Accrued liabilities	398,475	510,538
Current portion of deferred revenue	742,247	714,708
Current portion of notes payable, net	—	80,552
Customer deposits	17,020	16,156
Other current liabilities	19,220	9,107
Total current liabilities	1,426,902	1,470,147
Deferred revenue, net of current portion	435,326	359,902
Liability for unrecognized tax benefits	26,517	24,376
Long-term deferred compensation	34,573	23,675
Long-term lease liabilities	100,861	98,942
Long-term notes payable, net	2,868,037	1,730,170
Other long-term liabilities	177,633	50,443
Total liabilities	5,069,849	3,757,655
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized, 101,686,312 shares issued and 81,411,739 shares outstanding as of September 30, 2026, and 200,000,000 shares authorized, 100,444,971 shares issued and 80,211,537 shares outstanding as of December 31, 2025	1	1
Additional paid-in capital	2,764,868	2,475,035
Treasury stock at cost, 20,274,573 shares and 20,233,434 shares as of September 30, 2026 and December 31, 2025, respectively	(180,164)	(157,242)
Retained earnings	1,192,415	936,670
Accumulated other comprehensive loss	(14,192)	(11,806)
Total stockholders’ equity	3,762,928	3,242,658
Total liabilities and stockholders’ equity	$8,832,777	$7,000,313
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales from products	$471,524	$405,399	$1,430,898	$1,122,655
Net sales from services	437,030	305,242	1,189,390	860,157
Net sales	908,554	710,641	2,620,288	1,982,812
Cost of product sales	268,629	203,173	744,646	566,861
Cost of service sales	124,947	80,120	336,931	219,121
Cost of sales	393,576	283,293	1,081,577	785,982
Gross margin	514,978	427,348	1,538,711	1,196,830
Operating expenses:
Selling, general and administrative	280,496	252,803	830,571	718,524
Research and development	192,402	176,674	590,039	490,264
Total operating expenses	472,898	429,477	1,420,610	1,208,788
Income (loss) from operations	42,080	(2,129)	118,101	(11,958)
Interest income	5,657	23,941	23,083	57,798
Interest expense	(28,337)	(28,912)	(85,081)	(65,419)
Other income, net	59,520	22,803	255,722	104,790
Income before provision for income taxes	78,920	15,703	311,825	85,211
Provision for (benefit from) income taxes	21,914	17,889	56,080	(36,700)
Net income (loss)	$57,006	$(2,186)	$255,745	$121,911
Net income (loss) per common and common equivalent shares:
Basic	$0.70	$(0.03)	$3.17	$1.57
Diluted	$0.68	$(0.03)	$3.08	$1.48
Weighted average number of common and common equivalent shares outstanding:
Basic	81,044	78,416	80,592	77,774
Diluted	83,673	78,416	82,928	82,218
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net income (loss)	$57,006	$(2,186)	$255,745	$121,911
Foreign currency translation adjustments	2,261	(25)	(2,239)	5,492
Unrealized gain (loss) on available-for-sale investments	(36)	213	(147)	162
Comprehensive income (loss)	$59,231	$(1,998)	$253,359	$127,565
The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2025	80,211,537	$1	$2,475,035	20,233,434	$(157,242)	$936,670	$(11,806)	$3,242,658
Issuance of common stock under employee plans, net	189,933	—	(12,169)	—	—	—	—	(12,169)
Stock-based compensation	—	—	134,701	—	—	—	—	134,701
Issuance of replacement awards in connection with acquisitions	—	—	1,345	—	—	—	—	1,345
Conversion of convertible debt and shares received from convertible note hedge, net	170,731	—	22,979	41,139	(22,922)	—	—	57
Tax effect of redemption and voluntary conversions of convertible debt	—	—	(2,327)	—	—	—	—	(2,327)
Net income	—	—	—	—	—	169,312	—	169,312
Other comprehensive income, net	—	—	—	—	—	—	536	536
Balance, March 31, 2026	80,572,201	$1	$2,619,564	20,274,573	$(180,164)	$1,105,982	$(11,270)	$3,534,113
Issuance of common stock	237,240	—	100,259	—	—	—	—	100,259
Issuance of common stock under employee plans, net	425,853	—	(128,331)	—	—	—	—	(128,331)
Stock-based compensation	—	—	143,996	—	—	—	—	143,996
Other	627	—	220	—	—	—	—	220
Net income	—	—	—	—	—	29,427	—	29,427
Other comprehensive loss, net	—	—	—	—	—	—	(5,147)	(5,147)
Balance, June 30, 2026	81,235,921	$1	$2,735,708	20,274,573	$(180,164)	$1,135,409	$(16,417)	$3,674,537
Issuance of common stock under employee plans, net	175,818	—	(26,761)	—	—	—	—	(26,761)
Stock-based compensation	—	—	156,365	—	—	—	—	156,365
Purchase of capped calls	—	—	(114,971)	—	—	—	—	(114,971)
Other	—	—	14,527	—	—	—	—	14,527
Net income	—	—	—	—	—	57,006	—	57,006
Other comprehensive income, net	—	—	—	—	—	—	2,225	2,225
Balance, September 30, 2026	81,411,739	$1	$2,764,868	20,274,573	$(180,164)	$1,192,415	$(14,192)	$3,762,928

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2024	76,619,331	$1	$1,689,781	20,220,227	$(155,947)	$812,014	$(18,184)	$2,327,665
Issuance of common stock under employee plans, net	190,558	—	(5,035)	—	—	—	—	(5,035)
Stock-based compensation	—	—	140,239	—	—	—	—	140,239
Induced conversion of convertible debt	1,038,259	—	20,819	—	—	—	—	20,819
Tax effect of partial repurchase of convertible debt	—	—	(16,049)	—	—	—	—	(16,049)
Net income	—	—	—	—	—	87,980	—	87,980
Other comprehensive income, net	—	—	—	—	—	—	234	234
Balance, March 31, 2025	77,848,148	$1	$1,829,755	20,220,227	$(155,947)	$899,994	$(17,950)	$2,555,853
Issuance of common stock	250,000	—	183,643	—	—	—	—	183,643
Issuance of common stock under employee plans, net	404,893	—	(187,800)	—	—	—	—	(187,800)
Stock-based compensation	—	—	139,244	—	—	—	—	139,244
Tax effect of partial repurchase of convertible debt	—	—	111	—	—	—	—	111
Net income	—	—	—	—	—	36,117	—	36,117
Other comprehensive income, net	—	—	—	—	—	—	5,232	5,232
Balance, June 30, 2025	78,503,041	$1	$1,964,953	20,220,227	$(155,947)	$936,111	$(12,718)	$2,732,400
Issuance of common stock	213,088	—	178,498	—	—	—	—	178,498
Issuance of common stock under employee plans, net	175,033	—	(27,305)	—	—	—	—	(27,305)
Stock-based compensation	—	—	146,152	—	—	—	—	146,152
Conversion of convertible debt and shares received from convertible note hedge, net	3	—	8	55	(5)	—	—	3
Net loss	—	—	—	—	—	(2,186)	—	(2,186)
Other comprehensive income, net	—	—	—	—	—	—	188	188
Balance, September 30, 2025	78,891,165	$1	$2,262,306	20,220,282	$(155,952)	$933,925	$(12,530)	$3,027,750

The accompanying notes are an integral part of these consolidated financial statements.

AXON ENTERPRISE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$255,745	$121,911
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	435,062	425,635
Gain on strategic investments and marketable securities, net	(257,616)	(134,647)
Debt inducement expense	—	28,584
Depreciation and amortization	96,059	56,216
Provision for bad debts and inventory	7,208	8,828
Deferred income taxes	36,093	(53,696)
Noncash lease expense	10,962	7,026
Other noncash items	27,913	8,904
Change in assets and liabilities:
Receivables and contract assets	(448,926)	(366,053)
Inventory	(238,141)	(58,177)
Deferred revenue	85,227	21,556
Accounts payable, accrued and other liabilities	108,786	44,730
Prepaid expenses and other assets	(110,125)	(116,713)
Net cash provided by (used in) operating activities	8,247	(5,896)
Cash flows from investing activities:
Purchases of investments	(490,743)	(2,045,738)
Business combinations, net of cash acquired	(552,018)	(22,809)
Proceeds from call, maturity, and sale of investments	509,430	1,644,556
Purchases of property and equipment	(82,762)	(74,450)
Other, net	(2,201)	(49)
Net cash used in investing activities	(618,294)	(498,490)
Cash flows from financing activities:
Net proceeds from equity offering	100,259	362,241
Proceeds from issuance of notes	1,150,000	1,750,000
Purchase of capped calls related to the 2031 convertible senior notes	(114,885)	—
Principal payments for conversion and redemption of convertible debt	(81,110)	(407,472)
Income and payroll tax payments for net-settled stock awards	(167,156)	(209,631)
Payments to third parties for debt issuance, amendments, conversion, redemption and capped call activity	(17,311)	(26,888)
Other, net	671	(226)
Net cash provided by financing activities	870,468	1,468,024
Effect of exchange rate changes on cash and cash equivalents	(1,786)	5,741
Net change in cash and cash equivalents	258,635	969,379
Cash and cash equivalents and restricted cash, beginning of period	1,213,393	466,763
Cash and cash equivalents and restricted cash, end of period	$1,472,028	$1,436,142

Supplemental disclosures:
Cash and cash equivalents	$1,458,817	$1,423,871
Restricted cash (Note 1)	13,211	12,271
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$1,472,028	$1,436,142

Cash paid for interest	$108,187	$56,468

Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$10,634	$51,780
Property and equipment purchases in accounts payable and accrued liabilities	$4,323	$3,432
Expense for induced conversion of convertible debt, debt offering, revolver modifications and capped calls	$2,607	$31,570
Taxes withheld on stock-based awards included in accrued expenses	$105	$10,510
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
Our results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year (or any other period). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. We believe the estimates used in the preparation of these unaudited consolidated financial statements are reasonable; however, actual results could differ materially from those estimates.
Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications are not material and had no effect on the previously reported consolidated financial statements.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of accounts and notes receivable, contract assets and cash. Historically, we have experienced an immaterial level of write-offs related to uncollectible accounts. We hold the majority of our cash and cash equivalents accounts at three depository institutions. As of September 30, 2026, the aggregate balances in such accounts were $1.2 billion. Our balances with these and other institutions regularly exceed Federal Deposit Insurance Corporation insured limits for domestic deposits and various deposit insurance programs in Australia, Canada, Germany, and the United Kingdom, among others. To manage the related credit exposure, management continually monitors the creditworthiness of the financial institutions where we have deposits.
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
Restricted Cash
Restricted cash balances were $13.2 million and $12.2 million as of September 30, 2026 and December 31, 2025, respectively. The restricted cash balance at September 30, 2026 includes a $9.7 million payment held in escrow related to the planned construction of our headquarters building in Arizona. Restricted cash also includes funds held in international bank accounts for various operating and financing activities.

Warranty Reserves
We warrant our conducted energy devices (“CEDs”), Axon cameras and other hardware on a limited basis for a period of primarily one year after purchase. Changes in our estimated product warranty liabilities were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance, beginning of period	$10,858	$8,284
Utilization of reserve	(10,864)	(6,757)
Warranty expense	10,188	9,378
Balance, end of period	$10,182	$10,905
Income per Common Share
Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution from outstanding stock-based awards, our 2027 Notes, warrants to acquire shares of our common stock (the “Warrants” or “2027 Warrants”), and our 2031 Notes. These items are excluded from the computation of diluted net income per share in periods in which the effect would be antidilutive. For additional information regarding our 2027 Notes, 2027 Warrants, and 2031 Notes, refer to Note 8.
The calculation of the weighted average number of shares outstanding and earnings per share is as follows (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share:
Net income (loss)	$57,006	$(2,186)	$255,745	$121,911

Denominator:
Weighted average shares outstanding	81,044	78,416	80,592	77,774
Dilutive effect of stock-based awards	1,340	—	1,352	1,846
Dilutive effect of 2027 Notes (1)	—	—	31	1,092
Dilutive effect of 2027 Warrants	980	—	847	1,506
Dilutive effect of 2031 Notes (2)	309	—	106	—
Diluted weighted average shares outstanding	83,673	78,416	82,928	82,218

Net income (loss) per common share:
Basic	$0.70	$(0.03)	$3.17	$1.57
Diluted	$0.68	$(0.03)	$3.08	$1.48
(1)We redeemed all of our remaining outstanding 2027 Notes during the three months ended March 31, 2026, and we repurchased a portion of the 2027 Notes during the three months ended March 31, 2025. Accordingly, the dilutive impact to the nine months ended September 30, 2026 and September 30, 2025 related to the 2027 Notes is weighted for (a) the number of days between the beginning of the period and the respective closing dates of each transaction, which includes the total amount of shares issuable upon a conversion of all of the 2027 Notes outstanding as of the beginning of the respective periods, and (b) subsequent to the respective closing dates, which includes the amount of shares issuable upon a conversion of the 2027 Notes that remain after each respective transaction. No 2027 Notes remained outstanding following settlement of the aforementioned redemption. Refer to Note 8 for additional details.

(2)The dilutive effect of our 2031 Notes is calculated based upon the most advantageous conversion rate from the standpoint of the holder. Refer to Note 8 for additional details related to the conversion criteria applicable for our 2031 Notes.
Potentially dilutive securities that are not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based awards	3,256	5,138	3,441	3,299
2027 Notes	—	1,235	—	401
2027 Warrants	1,682	3,017	1,815	1,511
2031 Notes	2,566	—	2,769	—
Total potentially dilutive securities	7,504	9,390	8,025	5,211
Accounting Guidance and Disclosure Rules - Recently Adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025‑06, Intangibles - Goodwill and Other - Internal‑Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal‑Use Software. ASU 2025‑06 is intended to modernize the internal‑use software model primarily by removing software development stages and introducing a “probable-to-complete recognition threshold.” The provisions of ASU 2025-06 are effective for our Annual Report on Form 10-K for the year ending December 31, 2026. We elected to early adopt this ASU in the first quarter of 2026 on a fully prospective basis. The adoption of this standard did not result in any material impacts to our consolidated financial statements.
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
Note 2 – Revenues
Nature of Products and Services
The following table presents our revenues by primary product and service offering and reportable segment (in thousands):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
TASER (1)	$233,040	$—	$233,040	$237,950	$—	$237,950
Personal Sensors (2)	113,532	—	113,532	106,677	—	106,677
Platform Solutions (3)	124,952	—	124,952	60,772	—	60,772
Software and Services	—	437,030	437,030	—	305,242	305,242
Total	$471,524	$437,030	$908,554	$405,399	$305,242	$710,641

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
TASER (1)	$727,214	$—	$727,214	$649,679	$—	$649,679
Personal Sensors (2)	317,675	—	317,675	287,901	—	287,901
Platform Solutions (3)	386,009	—	386,009	185,075	—	185,075
Software and Services	—	1,189,390	1,189,390	—	860,157	860,157
Total	$1,430,898	$1,189,390	$2,620,288	$1,122,655	$860,157	$1,982,812
(1)'TASER' includes TASER devices, cartridges and related extended warranties.
(2)'Personal Sensors' primarily includes body cameras and accessories, signal sidearm, and related extended warranties.
(3)'Platform Solutions' primarily includes fleet in-car video, interview room, fixed cameras, drones and counter-drone equipment, virtual reality training hardware, and related extended warranties.
The following table presents our revenues disaggregated by geography (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
United States	$772,026	85%	$593,939	84%	$2,160,860	82%	$1,660,695	84%
Other countries	136,528	15	116,702	16	459,428	18	322,117	16
Total	$908,554	100%	$710,641	100%	$2,620,288	100%	$1,982,812	100%

Revenue Recognized from Contract Liabilities
During the nine months ended September 30, 2026 and 2025, we recognized revenue of $676.5 million and $590.3 million, respectively, from our beginning contract liabilities balance as of December 31, 2025 and 2024, respectively. Refer to our consolidated balance sheets for additional details regarding our receivables, contract assets and contract liabilities from contracts with customers.
Remaining Performance Obligations
As of September 30, 2026, we had approximately $10.2 billion of remaining performance obligations, which included both recognized contract liabilities as well as amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC 606 as of September 30, 2026. We currently expect to recognize approximately 20% - 25% of this balance over the next 12 months, and expect the remainder to be substantially recognized over the following ten years, subject to risks related to delayed deployments, budget appropriation or other contract cancellation clauses.

Note 3 – Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents, marketable securities and available-for-sale debt investments at September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities	Short-Term Investments
Cash	$160,684	$—	$—	$160,684	$160,684	$—	$—

Level 1:
Money market funds	1,057,391	—	—	1,057,391	1,057,391	—	—
U.S. Treasury bills	99,138	—	(7)	99,131	50,110	—	49,021
Marketable securities	13,100	1,651	—	14,751	—	14,751	—
Agency bonds	400	—	—	400	—	—	400
Subtotal	1,170,029	1,651	(7)	1,171,673	1,107,501	14,751	49,421
Level 2:
Term deposits	219,257	—	—	219,257	143,558	—	75,699
Corporate bonds	88,981	9	(38)	88,952	43,355	—	45,597
Commercial paper	10,871	—	(1)	10,870	—	—	10,870
Certificates of deposit	3,719	—	—	3,719	3,719	—	—
Subtotal	322,828	9	(39)	322,798	190,632	—	132,166
Total	$1,653,541	$1,660	$(46)	$1,655,155	$1,458,817	$14,751	$181,587
During the nine months ended September 30, 2026, proceeds from the sale of available-for-sale securities were $70.5 million. As of September 30, 2026, we held $150.4 million of available-for-sale debt investments with unrealized losses, of which none have been in a continuous unrealized loss position for 12 months or longer.
During the nine months ended September 30, 2026, net proceeds from the sales of marketable securities were $3.7 million, representing net realized gains of $1.7 million from the time of purchase. During the three and nine months ended September 30, 2026, we recorded an unrealized loss of $4.4 million and $8.9 million on marketable securities still held as of the reporting date, respectively. We recorded an unrealized gain of $9.3 million and an unrealized loss of $12.9 million on marketable securities, respectively, for the same periods in the prior year.

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
Note 4 – Inventory
Inventory consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$273,597	$152,680
Work-in-process	12,299	8,866
Finished goods	293,329	180,265
Total inventory	$579,225	$341,811
Note 5 – Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2026 were as follows (in thousands):

	Connected Devices	Software and Services	Total
Balance, beginning of period	$51,249	$1,318,940	$1,370,189
Goodwill acquired	4,581	524,733	529,314
Purchase accounting adjustments	(23)	(13,223)	(13,246)
Foreign currency translation adjustments	(170)	(739)	(909)
Balance, end of period	$55,637	$1,829,711	$1,885,348

Intangible assets (other than goodwill) consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

		September 30, 2026			December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable (definite-lived) intangible assets:
Developed technology	3 ‑ 8 years	$262,122	$(73,940)	$188,182	$183,122	$(44,399)	$138,723
Customer relationships	5 ‑ 10 years	68,193	(14,875)	53,318	41,329	(8,960)	32,369
Issued trademarks	3 ‑ 23 years	11,984	(6,187)	5,797	9,900	(3,856)	6,044
Issued patents	8 ‑ 26 years	3,021	(1,642)	1,379	3,017	(1,602)	1,415
Domain names	5 ‑ 10 years	5,022	(3,120)	1,902	3,043	(2,738)	305
Total amortizable		350,342	(99,764)	250,578	240,411	(61,555)	178,856
Non-amortizable (indefinite-lived) intangible assets:
In-process research and development (1)		16,600	—	16,600	16,600	—	16,600
Trademarks		1,068	—	1,068	1,068	—	1,068
Patents and trademarks pending		571	—	571	448	—	448
Total non-amortizable		18,239	—	18,239	18,116	—	18,116
Total intangible assets		$368,581	$(99,764)	$268,817	$258,527	$(61,555)	$196,972
(1)During the nine months ended September 30, 2026, no in-process research and development costs were placed into service. During the nine months ended September 30, 2025, approximately $15.3 million had been placed into service.

Amortization expense of intangible assets for the three and nine months ended September 30, 2026 was $13.4 million and $38.4 million, respectively. Amortization expense of intangible assets for the three and nine months ended September 30, 2025 was $6.9 million and $20.2 million, respectively. Estimated amortization for intangible assets with definite lives for the remaining three months of 2026, the next five years ended December 31, and thereafter, is as follows (in thousands):

2026 remaining	$13,445
2027	52,567
2028	50,334
2029	47,381
2030	35,772
2031	18,386
Thereafter	32,693
Total	$250,578
Note 6 – Strategic Investments

During the nine months ended September 30, 2026, we closed a series of transactions to acquire additional equity interests in an existing strategic investee for an aggregate amount of $191.8 million. We also recognized an unrealized gain on investments still held as of September 30, 2026 of $229.7 million related to observable price changes for existing investments in the same strategic investee. During the nine months ended September 30, 2026, we also acquired equity interests in a separate strategic investee for an aggregate amount of $49.9 million.

During the nine months ended September 30, 2025, we closed a series of transactions to acquire additional equity interests in an existing strategic investee for an aggregate amount of $215.1 million. We also recognized a gain of $167.4 million related to an observable price change of a separate existing strategic investee. Furthermore, we entered into a series of transactions to sell certain interests for cash consideration of $340.7 million in the same strategic investee, which was received during the nine months ended September 30, 2025. Previously unrealized gains of $320.8 million were realized from the collective sales, net of $1.3 million of transaction costs. Additionally, during the nine months ended September 30, 2025, a strategic investee completed a change-of-control transaction resulting in liquidation of the entity and distribution of consideration to its shareholders. In connection with the transaction, we received consideration of $36.9 million. We recognized a gain of $14.6 million from the sale, net of $0.1 million of transaction costs. Previously unrealized gains of $2.6 million were realized as a result of this sale.
The following table presents the carrying value of our strategic investments at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Equity securities:
Non-marketable equity securities (1)	$918,922	$416,236
Debt securities:
Non-marketable debt securities	6,012	597
Total strategic investments	$924,934	$416,833
(1)As of September 30, 2026 and December 31, 2025, the carrying value of our strategic investments held under the equity method of accounting was $29.3 million and $1.6 million, respectively.
The life to date cumulative upward and downward adjustments to the carrying value of our strategic equity investments accounted for under the ASC 321 measurement alternative and still held as of September 30, 2026 were $247.0 million and $15.4 million, respectively.
As of September 30, 2026 and December 31, 2025, the carrying value of our variable interest assets in unconsolidated non-public variable interest entities was $135.9 million and $9.4 million, respectively. These balances reflect the maximum exposure to loss, which is limited to the carrying value of the interest.
The following table summarizes the gains and losses associated with our strategic investments during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Realized gains (losses) recognized on strategic investments during the period, net	$(11,517)	$17,157	$26,454	$337,974
Reversal of prior period cumulative unrealized (gains) losses, net, for securities sold during the period	(36,200)	(2,585)	—	(161,820)
Unrealized gains on strategic investments still held at the reporting date (1)	111,834	46	240,069	6,536
Unrealized losses, including impairments, on strategic investments still held at the reporting date (1)	—	—	(97)	(2,048)
Income from strategic investments, net	$64,117	$14,618	$266,426	$180,642
(1)Includes immaterial income (losses) from strategic investments held under the equity method of accounting, as well as immaterial unrealized gains (losses) for debt security strategic investments.

Note 7 – Accrued Liabilities
Accrued liabilities consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Accrued commissions	$83,953	$150,811
Accrued third-party product costs	78,597	73,497
Accrued cloud hosting fees	32,689	14,049
Accrued professional and IT fees	30,696	24,359
Accrued inventory in transit	30,468	15,728
Accrued salaries and benefits	29,060	35,251
Accrued income and other taxes	27,601	27,339
Accrued bonus	14,903	78,403
Accrued warranty expense	10,182	10,858
Accrued interest	4,806	31,855
Other accrued expenses	55,520	48,388
Total accrued liabilities	$398,475	$510,538
Note 8 – Debt
Notes payable, net, consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
2030 Notes	$1,000,000	$1,000,000
2031 Notes	1,150,000	—
2033 Notes	750,000	750,000
2027 Notes	—	81,110
Total principal	2,900,000	1,831,110
Unamortized debt issuance costs	(31,963)	(20,388)
Total carrying amount of notes payable, net	2,868,037	1,810,722
Less: current portion (1)	—	(80,552)
Long-term notes payable, net	$2,868,037	$1,730,170
(1)During the nine months ended September 30, 2026, we redeemed and settled conversions in respect of all of our remaining outstanding 2027 Notes.
2031 Notes
In September 2026, we issued $1.15 billion aggregate principal amount of our 0% Convertible Senior Notes due 2031 (the “2031 Notes”) in a public offering registered under the Securities Act, of which the aggregate principal amount included the exercise in full of the underwriters’ option to purchase up to an additional $150.0 million principal amount.
The 2031 Notes mature on September 15, 2031, unless earlier converted, redeemed, or repurchased. The 2031 Notes will not bear regular cash interest and the principal amount of the notes will not accrete. The effective interest rate for the 2031 Notes is approximately 0.26%, which reflects amortization of debt issuance costs. The total combined gross proceeds from the issuance of the 2031 Notes were $1.15 billion. After deducting initial net underwriters’ discounts and commissions and other debt issuance costs of $14.7 million, the total combined net proceeds were approximately $1.14 billion, of which we used $114.9 million to pay the cost of the capped call transactions described below. The fair value of the 2031 Notes is determined based on the closing trading price of the respective notes payable as of the last day of trading for each period. We consider the fair value to be a Level 2 measurement, as the fair value is primarily affected by the trading price of our common stock and market interest rates.

	Maturity Date	Conversion Price per Share	Conversion Rate per $1,000 Par Value	Number of Shares
2031 Notes	September 15, 2031	$652.06	1.5336 shares	1,763,640
Upon conversion, the terms of the 2031 Notes generally permit us to pay or deliver, as the case may be, cash, shares of our common stock, or a combination thereof, at our election. Any shares issued upon conversion shall be recorded in stockholders’ equity. The 2031 Notes are convertible, in multiples of $1,000 principal amount, at the option of the holders prior to the close of business on the business day immediately preceding June 15, 2031 only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on December 31, 2026 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period immediately after any ten consecutive trading day period (the “Measurement Period”), if the trading price per $1,000 principal amount of 2031 Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of certain corporate events (e.g., change in control or delisting of our common stock) or distributions on our common stock, as provided in the indenture governing the 2031 Notes; and
•if we call the 2031 Notes for redemption at any time prior to the close of business on the second scheduled trading day immediately preceding the applicable redemption date, but only with respect to the 2031 Notes called (or deemed called) for redemption.
On or after June 15, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2031 Notes, holders of the 2031 Notes may convert all or any portion of their 2031 Notes at any time, regardless of the foregoing conditions. Upon conversion, the 2031 Notes will be settled in cash, shares of our common stock or a combination thereof, at our option, as described in the indenture governing the 2031 Notes.
If we undergo a fundamental change (as defined in the indenture governing the 2031 Notes), other than an exempted fundamental change, holders may require us to repurchase for cash all or any portion of their 2031 Notes at a price equal to 100% of the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid special interest, if any, up to but excluding the fundamental change repurchase date.
In addition, subject to certain conditions, holders may require us to repurchase their 2031 Notes on or around March 20, 2031 (the “Holder Repurchase Option”) at a repurchase price equal to the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid special interest, if any. We may elect to satisfy all or a portion of our obligation with respect to the principal amount of the repurchase price for the Holder Repurchase Option by issuing or delivering shares of our common stock, up to a specified maximum number of 2,875,000 shares (subject to customary anti-dilution and pro-rata adjustments) with the remainder, if any, of the repurchase price payable in cash, subject to and in accordance with the terms of the indenture governing the 2031 Notes.

Following certain corporate events or if we issue a notice of redemption, the conversion rate may be increased for holders who elect to convert their 2031 Notes in connection with such corporate event or during the relevant redemption period. Except in the case of a cleanup redemption, on or after September 20, 2029 and before the 31st scheduled trading day immediately before the maturity date, we may redeem for cash all or any portion of the 2031 Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid special interest, if any. We may also redeem for cash all, but not less than all, of the 2031 Notes at any time if the principal amount of 2031 Notes outstanding is less than 10% of the aggregate principal amount of 2031 Notes initially issued under the indenture (a “cleanup redemption”).

Interest expense related to the 2031 Notes was as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Contractual interest expense	$—	$—
Amortization of debt issuance costs	98	98
Total interest expense	$98	$98
2031 Capped Calls
To reduce the impact of potential economic dilution upon conversion of the 2031 Notes, in September 2026, we entered into privately negotiated capped call transactions (the “2031 Capped Calls”) with certain financial institutions (the “2031 Option Counterparties”) at a cost of $114.9 million, excluding approximately $0.1 million in related advisory expenses.

	Purchase Price (in thousands)	Shares Purchased
Capped Calls	$114,885	1,763,640

The 2031 Capped Calls cover 1,763,640 shares of our common stock, which corresponds to the number of shares initially underlying the 2031 Notes. The 2031 Capped Calls have an initial strike price of $652.06 per share, corresponding to the initial conversion price of the 2031 Notes, and an initial cap price of $1,049.94 per share, in each case subject to certain adjustments. The 2031 Capped Calls may also offset potential cash payments in excess of the principal amount of converted 2031 Notes, subject to the cap.

The 2031 Capped Calls may be settled in cash, shares of our common stock, or a combination thereof, generally consistent with our elected settlement method for the related 2031 Notes. The aggregate purchase price was recorded as a reduction to additional paid-in capital. The 2031 Capped Calls are separate from the 2031 Notes, expire upon the maturity of the 2031 Notes, and do not provide any rights to holders of the 2031 Notes. The 2031 Capped Calls are intended to reduce potential economic dilution associated with the 2031 Notes but do not offset their dilutive effect for purposes of calculating diluted income per common share. As of September 30, 2026, all 1,763,640 shares remained subject to the 2031 Capped Calls.
2030 and 2033 Notes

In March 2025, we issued $1.0 billion aggregate principal amount of 6.125% Senior Notes due 2030 (the “2030 Notes”) and $750.0 million aggregate principal amount of 6.250% Senior Notes due 2033 (the “2033 Notes” and, together with the 2030 Notes, the “Senior Notes”) in a private offering. Interest expense related to the Senior Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$27,031	$27,031	$81,094	$60,069
Amortization of debt issuance costs	844	791	2,491	1,741
Total interest expense	$27,875	$27,822	$83,585	$61,810
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

In December 2025, we delivered a notice of redemption to redeem all of our outstanding 2027 Notes in February 2026 at a redemption price equal to 100% of the principal amount of the notes to be redeemed, together with accrued and unpaid interest. Holders of the 2027 Notes were able to convert their notes prior to the redemption date for cash up to the principal amount of any notes being converted and shares of our common stock for any conversion obligation in excess of the principal amount. We redeemed $0.8 million aggregate principal amount of the 2027 Notes on February 10, 2026, and we settled conversions in respect of $80.3 million aggregate principal amount of the 2027 Notes on February 11, 2026, with $80.3 million in cash and 211,870 shares of our common stock. We also received 41,139 shares from option counterparties in connection with partial termination of the Note Hedge and Warrants in February 2026, as discussed further below. As a result, we have no 2027 Notes outstanding following settlement of the aforementioned redemption as of September 30, 2026. Interest expense related to the 2027 Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$—	$354	$44	$1,487
Amortization of debt issuance costs	—	332	558	1,411
Total interest expense	$—	$686	$602	$2,898
Fair Value of Debt
The estimated fair value of our outstanding debt at September 30, 2026 and December 31, 2025 is as follows (in thousands):

	September 30, 2026	December 31, 2025
2030 Notes	$991,250	$1,036,830
2031 Notes	1,138,420	—
2033 Notes	735,525	779,768
2027 Notes	—	203,956
2027 Convertible Note Hedge
To reduce the impact of potential economic dilution upon conversion of the 2027 Notes, in December 2022, we entered into a convertible note hedge transaction (the “Note Hedge” or “2027 Note Hedge”) with certain investment banks (the “2027 Option Counterparties”), with respect to our common stock, concurrently with the issuance of the 2027 Notes.

	Purchase Price (in thousands)	Shares Purchased
2027 Note Hedge	$194,994	3,016,680
The Note Hedge covers shares of our common stock at a strike price per share that corresponds to the initial conversion price of the respective 2027 Notes, subject to adjustment. As of September 30, 2026, 2,642,030 shares remain covered by the Note Hedge, which is subject to automatic exercise at expiration on December 15, 2027, unless earlier terminated.
2027 Convertible Note Warrants

	Proceeds (in thousands)	Initial Shares	Strike Price	First Expiration
2027 Warrants	$124,269	3,016,680	$338.86	March 15, 2028
In December 2022, we entered into warrant transactions with certain investment banks, whereby we sold Warrants to acquire, subject to adjustment, the number of shares of our common stock shown in the table above. If the average market value per share of our common stock exceeds the strike price of the Warrants, such Warrants can have a dilutive effect on our earnings per share to the extent we report net income. According to the terms of the Warrants, the Warrants will be automatically exercised over a 60-trading day period beginning on the first expiration date as set forth above, unless earlier terminated. As of September 30, 2026, 2,662,063 shares remain subject to the Warrants.

Line of Credit
Our credit agreement provides for a senior unsecured multi-currency revolving credit facility (the “Credit Agreement”) which previously included a total aggregate principal amount of $300.0 million (with an accordion feature which allowed for an increase in the total line of credit up to $400.0 million), as well as availability for the issuance of letters of credit of $50.0 million.
In September 2026, in connection with the issuance of the 2031 Notes, we entered into a second amendment to the Credit Agreement. The amendment increases the existing revolving credit facility by $200.0 million to a total aggregate principal amount of $500.0 million and permits us to request an increase in the facility by an additional $150.0 million. The amendment extends the maturity date of the Credit Agreement from March 11, 2030 to the earliest of: (i) the fifth anniversary of the amendment’s closing (September 18, 2031), (ii) 91 days prior to the stated maturity of the 2031 Notes (unless fully redeemed, repurchased, converted, or defeased, with qualifying refinancing), (iii) 91 days prior to March 20, 2031 (the 2031 Notes’ optional repurchase date) if certain share-settlement notice and stock-price conditions are met, or (iv) 91 days prior to the maturity of any other permitted convertible indebtedness (subject to similar conditions).
As of September 30, 2026, no amounts were drawn under the Credit Agreement. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit. As of September 30, 2026, we had letters of credit outstanding of approximately $9.1 million under the facility and available borrowing of $490.9 million, excluding amounts available under the accordion feature. As of September 30, 2026, we are in compliance with the associated covenants under the Credit Agreement.
Note 9 – Income Taxes
Effective Tax Rate
The overall effective tax rate for the three months ended September 30, 2026 was 27.8%. This rate differs from the federal statutory rate due to state income taxes and increases in tax reserves, partially offset by a net tax benefit from stock-based compensation and R&D tax credits. The effective tax rate was favorably impacted by a $3.3 million net tax benefit from stock-based compensation for stock awards that vested during the three months ended September 30, 2026.
By comparison, our overall effective tax rate for the three months ended September 30, 2025 was 113.9%. This rate differed from the federal statutory rate due to lower pre-tax book income in that period, which magnified the relative impact of permanent and discrete items, including the impact of changes in tax law on our R&D tax credit. The effective tax rate was favorably impacted by a $15.4 million net tax benefit from stock-based compensation for stock awards that vested during the three months ended September 30, 2025.
The overall effective tax rate for the nine months ended September 30, 2026 was 18.0%. This rate differs from the federal statutory rate due to the favorable impact of R&D tax credits, a net tax benefit from stock-based compensation, and a gain on an investment transaction not recognized for tax, partially offset by increases in tax reserves and state income taxes. The effective tax rate was favorably impacted by a $26.4 million net tax benefit from stock-based compensation for stock awards that vested during the nine months ended September 30, 2026.
By comparison, our overall effective tax rate for the nine months ended September 30, 2025 was (43.1)%. This rate differed from the federal statutory rate due to the net favorable impacts of stock-based compensation and R&D tax credits, partially offset by an increase in uncertain tax positions. The effective tax rate was favorably impacted by an $84.2 million net tax benefit from stock-based compensation for stock awards that vested during the nine months ended September 30, 2025.
Note 10 – Stockholders’ Equity
Our stock-based compensation program includes grants of service-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and performance-based stock options (“stock options”) under the Axon Enterprise, Inc. Amended and Restated 2022 Stock Incentive Plan (the “Amended 2022 Plan”) and grants of eXponential stock units (“XSUs”) under the Axon Enterprise, Inc. Employee eXponential Stock Plan (the “Employee XSP”) and the CEO Performance Award. With the exception of the Employee XSP as discussed further below, there were no significant changes to our RSUs, PSUs and stock options during the nine months ended September 30, 2026.

Employee XSP and CEO Performance Award
The Employee XSP includes an approved pool of approximately 4.5 million shares of common stock reserved for grants of XSUs to employees. Approximately 0.8 million XSUs remain available to grant to employees under this program as of September 30, 2026. A total of approximately 0.7 million XSUs were granted during the nine months ended September 30, 2026. Shareholders previously approved a grant of 679,102 XSUs for the CEO Performance Award on May 10, 2024.

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

	Operational Goals (1) (in millions)				Stock Price Goal		Minimum Service Requirement
Tranche (2)	Revenue		Adj. EBITDA				Employee XSP	CEO Performance Award	Goal Expiration
1	$1,834	or	$382	and	$247.40	and	June 2025	December 2028	December 31, 2026
2	2,293	or	497	and	309.25	and	December 2025	December 2028	December 31, 2027
3	2,866	or	611	and	386.56	and	June 2026	December 2029	December 31, 2028
4	3,583	or	792	and	483.20	and	December 2026	December 2029	December 31, 2029
5	4,479	or	1,027	and	604.00	and	June 2027	December 2030	December 31, 2030
6	5,599	or	1,339	and	755.00	and	December 2027	December 2030	December 31, 2031
7	6,999	or	1,689	and	943.75	and	June 2028	December 2030	December 31, 2032
8	8,758	or	2,127	and	1,179.69	and	December 2029	—	December 31, 2033
9	10,945	or	2,673	and	1,474.61	and	June 2031	—	December 31, 2034

(1)    Operational goals are measured, as of any date, for the previous four consecutive fiscal quarters, beginning with the Company’s first full fiscal quarter ending after the fiscal quarter in which the grant date occurred. In connection with certain acquisitions which were completed in the first quarter of 2026, the operational goals were adjusted as required by the terms of the Employee XSP and CEO Performance Award grant agreements for the respective tranches.

(2)    Tranches 1, 2, and 3 vested in June 2025, December 2025, and June 2026, respectively. As of September 30, 2026, for certain grantees, the shares acquired upon vesting of Tranche 3 remain subject to a holding period requirement under the plan, which will expire on the earlier of (i) December 31, 2030 and (ii) the date on which the subsequent tranche vests.
Stock-based Compensation Expense
The following table summarizes the composition of stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of product and service sales	$12,960	$12,703	$35,010	$38,151
Selling, general and administrative expenses	78,233	75,072	215,740	218,606
Research and development expenses	65,172	58,377	184,312	168,878
Total stock-based compensation expense (1)	$156,365	$146,152	$435,062	$425,635
(1)For the nine months ended September 30, 2026, stock-based compensation expense included $5.7 million in non-recurring costs, the majority of which derived from ongoing acquisition integration activities.
At-the-Market Equity Offering
We participate in an “at-the-market” equity offering program (the “ATM”), pursuant to which we are authorized to sell up to a total of approximately 2.0 million shares of our common stock.

During the nine months ended September 30, 2026, we sold approximately 0.2 million shares of our common stock under the ATM. We generated approximately $101.2 million in aggregate gross proceeds from sales under the ATM. We recorded aggregate net proceeds of $100.3 million in additional paid-in capital after deducting related expenses, including commissions to the sales agent and issuance costs of $0.9 million.
As of September 30, 2026, there were approximately 1.0 million shares remaining. We utilize the net proceeds from this offering program for general corporate purposes, which may include providing capital to satisfy a portion of the tax obligations related to the vesting and settlement of stock compensation awards granted to our employees under our stock plans and funding ongoing strategic investments and acquisitions as we continue to expand our product ecosystem.
Stock Incentive Plan
In May 2024, our shareholders approved the Amended 2022 Plan authorizing an additional 2.2 million shares, plus remaining available shares under prior plans, for issuance under the Amended 2022 Plan. Combined with the shares of our common stock available under our legacy stock incentive plans, there are 2.4 million shares of our common stock available for grant under the Amended 2022 Plan as of September 30, 2026.
Note 11 – Commitments and Contingencies
Product Litigation
As a manufacturer of weapons and other law enforcement tools used in high-risk field environments, we have historically been the subject of product liability litigation concerning the use of our products. Currently, we are named as a defendant in only one such lawsuit regarding the use of a TASER CED by law enforcement in connection with an arrest.
We continue to aggressively defend all product litigation, which we do not believe will have a material effect on our financial position, results of operations or cash flows. We are self-insured for the first $5.0 million of any product claim. No judgment or settlement has ever exceeded this amount in any product liability case to which we have been a party.
Other Matters
Pending in the District of New Jersey (Case No. 3:23-cv-7182) is a putative antitrust class action brought by three municipalities based largely on the Federal Trade Commission’s dismissed administrative complaint concerning Axon’s 2018 acquisition of insolvent body camera competitor, Vievu LLC. We deny all allegations of anticompetitive or other misconduct and are vigorously defending the case.
Pending in the Eastern District of Virginia (Case No. 1:24-CV-01625) is a patent infringement suit filed by Airspace Systems, Inc. (“Airspace”) against Dedrone and Axon involving certain drone technology. The case has been stayed pending Axon’s invalidity challenges to all three asserted patents in the United States Patent and Trademark Office, which instituted review last fall. On October 7, 2026, the Patent Trial and Appeal Board cancelled two of the patents in their entirety and invalidated all but two claims in the third patent. The litigation is expected to remain stayed during the appellate process. Separately, pending in the Western District of Texas (Case No. 1:24-cv-1497) is a patent infringement suit filed by CentralSquare Technologies LLC (“CST”) against Carbyne, Inc. and Carbyne Ltd. (jointly “Carbyne”) relating to 911 technology. CST seeks injunctive relief and damages in an unspecified amount. Carbyne, which we acquired on February 18, 2026, denies infringement and has countersued CST for infringement of its own patent. No trial date has been set.
Pending in the Northern District of California (Case No. 3:26-cv-11183) and in Riverside County (CA) Superior Court (Case No. CVRI26O6719) are putative class actions seeking statutory damages and injunctive relief for alleged violations of California’s Automated License Plate Reader (“ALPR”) disclosure statute. We deny all allegations, including the statute’s applicability to Axon, and will vigorously defend these cases. We are also aware of a third ALPR complaint recently filed in the Northern District, but we have not yet been served. These cases will likely be consolidated.

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
Based on our assessment of outstanding litigation and claims as of September 30, 2026, we have determined that it is not reasonably possible that these losses, if any, from lawsuits will individually, or in the aggregate, materially affect our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.
Off-Balance Sheet Arrangements
Under certain circumstances, we use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the installation and integration of Axon cameras and related technologies. Certain of our letters of credit and surety bonds have stated expiration dates with others being released as the contractual performance terms are completed. At September 30, 2026, we had outstanding letters of credit issued under our credit facility of $9.1 million that are expected to expire through 2029. We also had outstanding letters of credit of $0.6 million that do not draw against our credit facility. Additionally, we had $7.3 million of outstanding surety bonds as of September 30, 2026, with expiration dates ranging through 2029.
Note 12 – Accumulated Other Comprehensive Income (Loss)
The following tables reflect the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized (Losses) Gains on Available-for-Sale Investments (1)	Foreign Currency Translation	Total
Balance, December 31, 2025	$83	$(11,889)	$(11,806)
Other comprehensive income (loss)	(111)	647	536
Balance, March 31, 2026	(28)	(11,242)	(11,270)
Other comprehensive loss	—	(5,147)	(5,147)
Balance, June 30, 2026	(28)	(16,389)	(16,417)
Other comprehensive income (loss)	(36)	2,261	2,225
Balance, September 30, 2026	$(64)	$(14,128)	$(14,192)
(1)Amounts are net of immaterial tax impacts.

	Unrealized (Losses) Gains on Available-for-Sale Investments (1)	Foreign Currency Translation	Total
Balance, December 31, 2024	$(30)	$(18,154)	$(18,184)
Other comprehensive income (loss)	(124)	358	234
Balance, March 31, 2025	(154)	(17,796)	(17,950)
Other comprehensive income	73	5,159	5,232
Balance, June 30, 2025	(81)	(12,637)	(12,718)
Other comprehensive income (loss)	213	(25)	188
Balance, September 30, 2025	$132	$(12,662)	$(12,530)
(1)Amounts are net of immaterial tax impacts.
Note 13 – Segment Data
Information relative to our reportable segments was as follows (in thousands):

	Three Months Ended September 30,
	2026			2025
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Net sales	$471,524	$437,030	$908,554	$405,399	$305,242	$710,641
Cost of sales	(268,629)	(124,947)	(393,576)	(203,173)	(80,120)	(283,293)
Other segment items (1)	7,580	15,682	23,262	8,902	9,200	18,102
Adjusted gross margin	$210,475	$327,765	$538,240	$211,128	$234,322	$445,450
Other segment items (1)			(23,262)			(18,102)
Selling, general and administrative			(280,496)			(252,803)
Research and development			(192,402)			(176,674)
Interest income			5,657			23,941
Interest expense			(28,337)			(28,912)
Other income, net			59,520			22,803
Income before provision for income taxes			$78,920			$15,703
(1)    Other segment items includes adjustments for noncash stock-based compensation expense and amortization of acquired intangible assets to arrive at the profit measure used by the CODM.

	Nine Months Ended September 30,
	2026			2025
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Net sales	$1,430,898	$1,189,390	$2,620,288	$1,122,655	$860,157	$1,982,812
Cost of sales	(744,646)	(336,931)	(1,081,577)	(566,861)	(219,121)	(785,982)
Other segment items (1)	22,877	42,696	65,573	27,872	27,922	55,794
Adjusted gross margin	$709,129	$895,155	$1,604,284	$583,666	$668,958	$1,252,624
Other segment items (1)			(65,573)			(55,794)
Selling, general and administrative			(830,571)			(718,524)
Research and development			(590,039)			(490,264)
Interest income			23,083			57,798
Interest expense			(85,081)			(65,419)
Other income, net			255,722			104,790
Income before provision for income taxes			$311,825			$85,211
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

	Three Months Ended September 30,
	2026			2025
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Depreciation and amortization	$12,488	$9,188	$21,676	$9,188	$4,324	$13,512
Significant noncash items:
Stock-based compensation expense	5,850	7,110	12,960	7,584	5,119	12,703
Warranty reserve expense	3,333	—	3,333	2,584	—	2,584
Provisions for inventory	1,893	—	1,893	1,737	—	1,737

	Nine Months Ended September 30,
	2026			2025
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Depreciation and amortization	$36,683	$26,240	$62,923	$26,783	$12,381	$39,164
Significant noncash items:
Stock-based compensation expense (1)	17,141	17,663	34,804	22,643	15,508	38,151
Warranty reserve expense	10,188	—	10,188	9,378	—	9,378
Provisions for inventory	2,607	—	2,607	3,578	—	3,578
(1)    For the nine months ended September 30, 2026, stock-based compensation expense excludes immaterial severance costs recorded to cost of product and service sales.

Note 14 – Business Combinations
The consolidated financial statements include the operating results from each acquisition from the date of acquisition noted below. Supplemental pro forma information has not been presented as the effects of the business combinations during the three and nine months ended September 30, 2026 were not material to our consolidated financial statements.
2026 Business Combinations
Carbyne
On February 18, 2026, we acquired the remaining 89.3% interest in Carbyne Ltd. (“Carbyne”), a leading cloud-native emergency communications and response platform. Net of cash acquired and equity consideration attributable to pre-combination service, total cash paid in the business combination was approximately $551.7 million. Incremental consideration transferred was approximately $563.2 million. The acquisition aligns with our mission and positions us to accelerate next-generation public safety communications and emergency response solutions. We recorded acquisition-related transaction and integration costs of $8.0 million and $17.0 million during the three and nine months ended September 30, 2026, respectively. Our existing interest of approximately 10.7% had a fair value at the acquisition date of $67.5 million, which resulted in a non-taxable gain of $38.0 million.
The purchase price allocation is subject to revision during the measurement period for purchase accounting adjustments to balances such as intangible assets, pre-acquisition legal contingencies, working capital, and income tax assets and liabilities, and is expected to be completed by the first quarter of 2027. During the three and nine months ended September 30, 2026, we recorded immaterial measurement period adjustments. Based on the current purchase price allocation, including measurement period adjustments, we have recorded $523.3 million of goodwill, $108.2 million of identifiable intangible assets, $10.1 million of acquired cash, $2.2 million of net deferred tax liabilities, and assumed $8.7 million of other net liabilities.
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
2025 Business Combinations
Prepared
On October 1, 2025, we acquired the remaining 99.2% interest in Invictus Apps, Inc. (“Prepared”), a leading provider of AI-powered emergency communications software. Net of cash acquired and equity consideration attributable to pre-combination service, total cash paid in the business combination was $623.9 million. Incremental consideration transferred was $728.1 million. The acquisition aligns with our mission and positions us to accelerate next-generation public safety communications and emergency response solutions. Acquisition-related transaction and integration costs were immaterial for the three and nine months ended September 30, 2026. Our existing interest of approximately 0.8% had a fair value at the acquisition date of $6.2 million, which resulted in a non-taxable gain of $2.2 million.
The purchase price allocation was subject to revision during the measurement period through September 30, 2026. During the nine months ended September 30, 2026, we recorded various measurement period adjustments, primarily consisting of adjustments to deferred tax assets, resulting in an $11.8 million decrease to goodwill. Based on the final purchase price allocation, including measurement period adjustments, we have recorded $585.0 million of goodwill, $98.9 million of acquired cash, $47.5 million of identifiable intangible assets, a $3.8 million net deferred tax asset, and assumed $1.0 million of other net liabilities.

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
Note 15 – Subsequent Event
On November 5, 2026, the Company entered into agreements for incremental non-voting minority investments of up to $1.2 billion in Skydio, Inc. (“Skydio”), a privately-owned autonomous drone manufacturer, which are expected to increase the Company’s ownership from 15% to approximately 37% on a fully diluted basis. The Company expects the investments to be settled with up to approximately $720.0 million in cash and the remainder in shares of the Company’s common stock, with the final mix subject to the results of a tender offer and secondary purchases that are expected to close in the fourth quarter of 2026 and first quarter of 2027. The number of shares of the Company’s common stock issued shall be determined utilizing the volume-weighted average price per share of the Company’s common stock, as reported on the NASDAQ Global Select Market, for the 10-trading day period up to and including the trading day immediately preceding two business days prior to settlement.
The Company’s primary investment in Skydio, with an aggregate purchase price of approximately $254.9 million, payable 50% in cash and 50% in shares of the Company’s common stock, closed on November 5, 2026, resulting in a cash payment of approximately $127.5 million and a commitment to deliver approximately $127.5 million of the Company’s common stock. The remaining investments, consisting of a tender offer and secondary purchases, are valued at up to approximately $968.6 million in aggregate and are expected to close through a series of transactions during the fourth quarter of 2026 and first quarter of 2027. The incremental investments will be included in non-marketable equity investments and accounted for under the measurement alternative method, as we do not have significant influence over Skydio’s operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition as of September 30, 2026, and results of operations for the three and nine months ended September 30, 2026 and 2025, should be read in conjunction with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes in our 2025 Annual Report on Form 10-K for the year ended December 31, 2025. The discussion includes references to non-GAAP financial measures, such as adjusted gross margin, which supplement our GAAP results by providing additional insight into our financial and operational performance. For definitions and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, refer to “Non-GAAP Measures” within this Quarterly Report on Form 10-Q. This discussion also contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements.
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
Our revenues for the three months ended September 30, 2026 were $908.6 million, an increase of $197.9 million, or 27.8%, from the three months ended September 30, 2025. We had income from operations of $42.1 million, compared to loss from operations of $2.1 million for the same period in the prior year. Gross margin dollars increased $87.6 million and decreased as a percentage of revenue to 56.7% from 60.1% compared to the three months ended September 30, 2025. Adjusted gross margin decreased to 59.2% for the three months ended September 30, 2026 compared to 62.7% for the same period in the prior year. The decrease in gross margin and adjusted gross margin was primarily driven by an increased mix of counter-drone equipment, scaling of new product offerings and higher memory costs. Operating expenses increased by $43.4 million, primarily reflecting increased headcount and investments in AI and other initiatives to support business growth. Net income of $57.0 million included a $21.9 million tax provision, income from strategic investments, net, of $64.1 million, and an unrealized loss of $4.4 million related to our marketable securities. Net loss of $2.2 million for the three months ended September 30, 2025 included a $17.9 million tax provision, net realized and unrealized gains of $14.6 million related to our strategic investments, and a net realized and unrealized gain of $8.3 million related to our marketable securities.
Our revenues for the nine months ended September 30, 2026 were $2.6 billion, an increase of $637.5 million, or 32.2%, from the nine months ended September 30, 2025. We had income from operations of $118.1 million, compared to loss from operations of $12.0 million for the same period in the prior year. Gross margin dollars increased $341.9 million and decreased as a percentage of revenue to 58.7% from 60.4% compared to the nine months ended September 30, 2025. Adjusted gross margin decreased to 61.2% for the nine months ended September 30, 2026 compared to 63.2% for the same period in the prior year. The decrease in gross margin and adjusted gross margin was primarily due to a higher mix of professional services revenue, scaling of new product offerings and higher memory costs, partially offset by tariff refunds received during the nine months ended September 30, 2026. Operating expenses increased by $211.8 million, primarily reflecting increased headcount and investments in AI and other initiatives to support business growth. Net income of $255.7 million included net realized and unrealized gains of $266.4 million related to our strategic investments and a $56.1 million tax provision, partially offset by a net realized and unrealized loss of $8.8 million related to our marketable securities. Net income of $121.9 million for the nine months ended September 30, 2025 included net realized and unrealized gains of $180.6 million related to our strategic investments and a $36.7 million tax benefit, partially offset by a net realized and unrealized loss of $46.0 million related to our marketable securities and inducement expense of $28.7 million associated with the early repurchase of a portion of our 2027 Notes.
On February 20, 2026, the Supreme Court determined that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unauthorized. During the three months ended June 30, 2026, we received $47.4 million in refunds. Of this amount, $18.1 million had been previously expensed in 2025 to cost of sales and the remaining is associated with amounts primarily classified as inventory and property and equipment, net, for which the majority would have been expensed in the current year. There were no material changes related to tariff refunds during the three months ended September 30, 2026.

Results of Operations
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
The following table presents data from our consolidated statements of operations as well as the percentage relationship to total net sales (dollars in thousands):

	Three Months Ended September 30,
	2026		2025
Net sales from products	$471,524	51.9%	$405,399	57.0%
Net sales from services	437,030	48.1	305,242	43.0
Net sales	908,554	100.0	710,641	100.0
Cost of product sales	268,629	29.6	203,173	28.6
Cost of service sales	124,947	13.7	80,120	11.3
Cost of sales	393,576	43.3	283,293	39.9
Gross margin	514,978	56.7	427,348	60.1
Operating expenses:
Selling, general and administrative	280,496	30.9	252,803	35.6
Research and development	192,402	21.2	176,674	24.8
Total operating expenses	472,898	52.1	429,477	60.4
Income (loss) from operations	42,080	4.6	(2,129)	(0.3)
Interest income	5,657	0.6	23,941	3.4
Interest expense	(28,337)	(3.1)	(28,912)	(4.1)
Other income, net	59,520	6.6	22,803	3.2
Income before provision for income taxes	78,920	8.7	15,703	2.2
Provision for income taxes	21,914	2.4	17,889	2.5
Net income (loss)	$57,006	6.3%	$(2,186)	(0.3)%
The following table presents our revenues disaggregated by geography (dollars in thousands):

	Three Months Ended September 30,
	2026		2025
United States	$772,026	85%	$593,939	84%
Other countries	136,528	15	116,702	16
Total	$908,554	100%	$710,641	100%
International revenue increased compared to the prior year September 30, 2025 comparative period, primarily driven by increased sales in our EMEA region.

Net Sales
Net sales by product line were as follows (dollars in thousands):

	Three Months Ended September 30,				Dollar Change	Percent Change
	2026		2025
Connected Devices segment:
TASER (1)	$233,040	25.6%	$237,950	33.5%	$(4,910)	(2.1)%
Personal Sensors (2)	113,532	12.5	106,677	15.0	6,855	6.4
Platform Solutions (3)	124,952	13.8	60,772	8.5	64,180	105.6
Total Connected Devices segment	471,524	51.9	405,399	57.0	66,125	16.3
Total Software and Services segment	437,030	48.1	305,242	43.0	131,788	43.2
Total net sales	$908,554	100.0%	$710,641	100.0%	$197,913	27.8%
(1)'TASER' includes TASER devices, cartridges and related extended warranties.
(2)'Personal Sensors' primarily includes body cameras and accessories, signal sidearm, and related extended warranties.
(3)'Platform Solutions' primarily includes fleet in-car video, interview room, fixed cameras, drones and counter-drone equipment, virtual reality training hardware, and related extended warranties.
Net sales for the Connected Devices segment increased 16.3% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease of $4.9 million in TASER is primarily driven by legacy TASER volume, partially offset by higher TASER 10 cartridge volume. Personal Sensors increased $6.9 million primarily attributable to continued adoption of our newest body camera, AB4, and higher warranty revenue from more devices in the field. The $64.2 million increase in Platform Solutions is primarily driven by higher volume for counter-drone equipment, which may be subject to increased volatility driven by the timing of large customer contracts.
Net sales for the Software and Services segment increased 43.2% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in the aggregate number of users and growing adoption of our premium solutions by existing customers drove the majority of the increase of $131.8 million.
Gross Margin
As a percentage of net sales, gross margin for the Connected Devices segment decreased to 43.0% from 49.9% for the three months ended September 30, 2026 and 2025, respectively. Adjusted gross margin for the Connected Devices segment was 44.6% for the three months ended September 30, 2026, compared to 52.1% for the three months ended September 30, 2025. The decrease in gross margin and adjusted gross margin was primarily driven by an increased mix of counter-drone equipment and higher memory costs.
As a percentage of net sales, gross margin for the Software and Services segment decreased to 71.4% from 73.8% for the three months ended September 30, 2026 and 2025, respectively. Adjusted gross margin for the Software and Services segment decreased to 75.0% for the three months ended September 30, 2026, compared to 76.8% for the three months ended September 30, 2025. The decrease in gross margin and adjusted gross margin was primarily driven by the scaling of new product offerings and a higher mix of professional services revenue.
Selling, General and Administrative Expenses
SG&A expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	Percent Change
	2026	2025
Total selling, general and administrative expenses	$280,496	$252,803	$27,693	11.0%
As a percentage of net sales	30.9%	35.6%
Salaries, benefits and bonus expense increased $7.3 million in comparison to the prior year September 30, 2025 comparable period, primarily attributable to an increase in headcount.

Sales and marketing expense increased $7.1 million in comparison to the prior year September 30, 2025 comparable period, primarily attributable to increased commissions.
Other SG&A expenses increased $13.3 million in comparison to the prior year September 30, 2025 comparable period, primarily driven by increased technology license expenses of $4.7 million as a result of the continued adoption of AI initiatives, as well as increased stock-based compensation expenses of $3.2 million which were partially attributable to an increase in headcount.
Research and Development Expenses
R&D expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	Percent Change
	2026	2025
Total research and development expenses	$192,402	$176,674	$15,728	8.9%
As a percentage of net sales	21.2%	24.8%
Salaries, benefits and bonus expense increased $6.5 million in comparison to the prior year September 30, 2025 comparable period, which was primarily attributable to an increase in headcount.
Other R&D expenses increased $9.2 million in comparison to the prior year September 30, 2025 comparable period, primarily driven by increased stock-based compensation expenses of $6.8 million which were partially attributable to an increase in headcount.
Interest Income (Expense), Net
Interest income (expense), net, was as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Interest income (1)	$5,657	$23,941
Interest expense	(28,337)	(28,912)
Total interest expense, net	$(22,680)	$(4,971)
(1)Interest income decreased primarily due to lower average balances of short-term investments compared to the prior year September 30, 2025 comparable period.
Other Income, Net
Other income, net, was as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Income from strategic investments, net (1)	$64,117	$14,618
Realized and unrealized gain (loss) on marketable securities, net (2)	(4,375)	8,275
Loss on foreign currency transactions, net	(317)	(160)
Other, net	95	70
Other income, net	$59,520	$22,803
(1)Reflects the net realized and unrealized income (loss) associated with our strategic investments, during the three months ended September 30, 2026 and 2025, as discussed within Note 6.
(2)Reflects the net realized and unrealized gain (loss) on marketable securities, during the three months ended September 30, 2026 and 2025, as discussed within Note 3.

Provision for Income Taxes
The effective tax rate was 27.8% for the three months ended September 30, 2026, compared to 113.9% for the three months ended September 30, 2025. The decrease in effective tax rate for the quarter was primarily driven by higher pre-tax book income which reduced the relative impact of permanent and discrete tax items, along with a greater benefit from R&D tax credits, partially offset by a lower net tax benefit from stock-based compensation.
Provision for income taxes and effective tax rates were as follows (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Income before provision for income taxes	$78,920	$15,703	$63,217
Provision for income taxes	$21,914	$17,889	$4,025
Effective tax rate	27.8%	113.9%
Net Income
We recorded net income of $57.0 million for the three months ended September 30, 2026 compared to net loss of $2.2 million for the three months ended September 30, 2025. Net income (loss) per basic share was $0.70 for the three months ended September 30, 2026 compared to $(0.03) for the three months ended September 30, 2025. Net income (loss) per diluted share was $0.68 for the three months ended September 30, 2026 compared to $(0.03) for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
The following table presents data from our consolidated statements of operations as well as the percentage relationship to total net sales (dollars in thousands):

	Nine Months Ended September 30,
	2026		2025
Net sales from products	$1,430,898	54.6%	$1,122,655	56.6%
Net sales from services	1,189,390	45.4	860,157	43.4
Net sales	2,620,288	100.0	1,982,812	100.0
Cost of product sales	744,646	28.4	566,861	28.6
Cost of service sales	336,931	12.9	219,121	11.0
Cost of sales	1,081,577	41.3	785,982	39.6
Gross margin	1,538,711	58.7	1,196,830	60.4
Operating expenses:
Selling, general and administrative	830,571	31.7	718,524	36.2
Research and development	590,039	22.5	490,264	24.8
Total operating expenses	1,420,610	54.2	1,208,788	61.0
Income (loss) from operations	118,101	4.5	(11,958)	(0.6)
Interest income	23,083	0.9	57,798	2.9
Interest expense	(85,081)	(3.2)	(65,419)	(3.3)
Other income, net	255,722	9.7	104,790	5.3
Income before provision for income taxes	311,825	11.9	85,211	4.3
Provision for (benefit from) income taxes	56,080	2.1	(36,700)	(1.8)
Net income	$255,745	9.8%	$121,911	6.1%

The following table presents our revenues disaggregated by geography (dollars in thousands):

	Nine Months Ended September 30,
	2026		2025
United States	$2,160,860	82%	$1,660,695	84%
Other countries	459,428	18	322,117	16
Total	$2,620,288	100%	$1,982,812	100%
International revenue increased compared to the prior year September 30, 2025 comparative period, primarily driven by increased sales in our EMEA region.
Net Sales
Net sales by product line were as follows (dollars in thousands):

	Nine Months Ended September 30,				Dollar Change	Percent Change
	2026		2025
Connected Devices segment:
TASER (1)	$727,214	27.8%	$649,679	32.8%	$77,535	11.9%
Personal Sensors (2)	317,675	12.1	287,901	14.5	29,774	10.3
Platform Solutions (3)	386,009	14.7	185,075	9.3	200,934	108.6
Total Connected Devices segment	1,430,898	54.6	1,122,655	56.6	308,243	27.5
Total Software and Services segment	1,189,390	45.4	860,157	43.4	329,233	38.3
Total net sales	$2,620,288	100.0%	$1,982,812	100.0%	$637,476	32.2%
(1)'TASER' includes TASER devices, cartridges and related extended warranties.
(2)'Personal Sensors' primarily includes body cameras and accessories, signal sidearm, and related extended warranties.
(3)'Platform Solutions' primarily includes fleet in-car video, interview room, fixed cameras, drones and counter-drone equipment, virtual reality training hardware, and related extended warranties.
Net sales for the Connected Devices segment increased 27.5% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase of $77.5 million in TASER is primarily driven by higher TASER 10 device and cartridge volume. Personal Sensors increased $29.8 million primarily attributable to continued adoption of our newest body camera, AB4, and higher warranty revenue from more devices in the field. The $200.9 million increase in Platform Solutions is primarily driven by higher volume of counter-drone equipment, which may be subject to increased volatility driven by the timing of large customer contracts.
Net sales for the Software and Services segment increased 38.3% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in the aggregate number of users and growing adoption of our premium add-on features by existing customers drove the majority of the increase of $329.2 million.
Gross Margin
As a percentage of net sales, gross margin for the Connected Devices segment decreased to 48.0% from 49.5% for the nine months ended September 30, 2026 and 2025, respectively. Adjusted gross margin for the Connected Devices segment was 49.6% for the nine months ended September 30, 2026, compared to 52.0% for the nine months ended September 30, 2025. The decrease in gross margin and adjusted gross margin was primarily driven by an increased mix of counter-drone equipment and higher memory costs, partially offset by tariff refunds.
As a percentage of net sales, gross margin for the Software and Services segment decreased to 71.7% from 74.5% for the nine months ended September 30, 2026 and 2025, respectively. Adjusted gross margin for the Software and Services segment decreased to 75.3% for the nine months ended September 30, 2026, compared to 77.8% for the nine months ended September 30, 2025. The decrease in gross margin and adjusted gross margin was primarily driven by a higher mix of professional services revenue and scaling of new product offerings.

Selling, General and Administrative Expenses
SG&A expenses were as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2026	2025
Total selling, general and administrative expenses	$830,571	$718,524	$112,047	15.6%
As a percentage of net sales	31.7%	36.2%
Salaries, benefits and bonus expense increased $30.1 million in comparison to the prior year September 30, 2025 comparable period, primarily attributable to an increase in headcount.
Sales and marketing expense increased $26.2 million in comparison to the prior year September 30, 2025 comparable period, primarily attributable to increased commissions.
Other SG&A expenses increased $55.7 million in comparison to the prior year September 30, 2025 comparable period, primarily attributable to increased advisory expenses of $18.6 million, $11.2 million of increased technology license expenses as a result of the continued adoption of AI initiatives, and increased travel expenses of $10.0 million.
Research and Development Expenses
R&D expenses were as follows (dollars in thousands):

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2026	2025
Total research and development expenses	$590,039	$490,264	$99,775	20.4%
As a percentage of net sales	22.5%	24.8%
Salaries, benefits and bonus expense increased $47.9 million in comparison to the prior year September 30, 2025 comparable period, which was primarily attributable to an increase in headcount.
Stock-based compensation expense increased $15.4 million in comparison to the prior year September 30, 2025 comparable period, partially attributable to increased headcount.
Other R&D expenses increased $36.5 million in comparison to the prior year September 30, 2025 comparable period, primarily driven by $12.4 million of increased technology license expenses as a result of the continued adoption of AI initiatives and $10.0 million of increased engineering expenses.
Interest Income (Expense), Net
Interest income (expense), net, was as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Interest income (1)	$23,083	$57,798
Interest expense	(85,081)	(65,419)
Total interest expense, net	$(61,998)	$(7,621)
(1)Interest income decreased primarily due to lower average balances of short-term investments compared to the prior year September 30, 2025 comparable period.

Other Income, Net
Other income, net, was as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Income from strategic investments, net (1)	$266,426	$180,642
Realized and unrealized loss on marketable securities, net (2)	(8,811)	(45,994)
Loss on foreign currency transactions, net	(1,906)	(1,376)
Induced conversion of convertible debt	—	(28,666)
Other, net	13	184
Other income, net	$255,722	$104,790
(1)Reflects the net realized and unrealized income associated with our strategic investments, during the nine months ended September 30, 2026 and 2025, as discussed within Note 6.
(2)Reflects the net realized and unrealized loss on marketable securities, during the nine months ended September 30, 2026 and 2025, as discussed within Note 3.
Provision for Income Taxes
The effective tax rate was 18.0% for the nine months ended September 30, 2026, compared to (43.1)% for the nine months ended September 30, 2025. The increase in effective tax rate for the nine months ended September 30, 2026 was primarily driven by higher pre-tax book income which reduced the relative impact of permanent and discrete items, a less favorable net tax benefit from stock-based compensation, and higher state income taxes, partially offset by more favorable R&D tax credits and the favorable impact of a gain on an investment transaction not recognized for tax purposes.
Provision for (benefit from) income taxes and effective tax rates were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Income before provision for income taxes	$311,825	$85,211	$226,614
Provision for (benefit from) income taxes	$56,080	$(36,700)	$92,780
Effective tax rate	18.0%	(43.1)%
Net Income
We recorded net income of $255.7 million for the nine months ended September 30, 2026 compared to net income of $121.9 million for the nine months ended September 30, 2025. Net income per basic share was $3.17 for the nine months ended September 30, 2026 compared to $1.57 for the nine months ended September 30, 2025. Net income per diluted share was $3.08 for the nine months ended September 30, 2026 compared to $1.48 for the nine months ended September 30, 2025.

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
•Adjusted EBITDA (most comparable GAAP measure: Net income) – Earnings before interest expense; investment interest income; income taxes; depreciation; amortization; all components of other income (loss), net, which is primarily comprised of fair value adjustments and income or losses related to strategic investments and marketable securities, debt inducement expense associated with the early repurchase of a portion of our 2027 Notes, foreign currency exchange gains and losses, net, and fees incurred related to our Credit Agreement; noncash stock-based compensation expense; transaction and integration costs related to strategic investments and acquisitions, including the change in fair value of contingent consideration arrangements and certain compensation costs directly related to employee integration activities; non-recurring severance costs, including employee cash payments, equity, and related benefits; costs (or subsequent recoveries of prior costs) related to certain legal or regulatory matters we consider outside of our core operating activities; mark-to-market adjustments on our non-qualified deferred compensation liabilities; compensation taxes related to Employee XSP vesting; losses incurred as a result of the disposal, abandonment, and impairment of property, equipment, and intangible assets, and inventory step-up amortization related to acquisitions.
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

EBITDA and adjusted EBITDA reconcile to net income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$57,006	$(2,186)	$255,745	$121,911
Depreciation and amortization	32,357	21,310	93,318	59,829
Interest expense	28,337	28,912	85,081	65,419
Investment interest income	(5,657)	(23,941)	(23,083)	(57,798)
Provision for (benefit from) income taxes	21,914	17,889	56,080	(36,700)
EBITDA	$133,957	$41,984	$467,141	$152,661

Non-GAAP adjustments:
Other income, net	(59,520)	(22,893)	(255,722)	(105,981)
Stock-based compensation expense	151,312	146,152	429,317	425,635
Transaction and integration costs related to strategic investments and acquisitions (1)	7,242	4,774	18,290	9,731
Compensation taxes related to Employee XSP vesting	185	—	9,717	9,782
Litigation and regulatory costs	2,380	5,490	5,600	8,313
Severance costs (1)	—	—	2,730	—
Non-qualified deferred compensation liability adjustments	—	1,073	2,137	2,634
Loss on disposal, abandonment, and impairment of property, equipment and intangible assets, net	104	430	104	430
Inventory step-up amortization	—	—	—	607
Adjusted EBITDA	$235,660	$177,010	$679,314	$503,812
(1)For the three and nine months ended September 30, 2026, non-recurring compensation costs were $5.5 million and $8.2 million, respectively. These costs consisted of stock-based compensation, cash payments and employee benefits, the majority of which derived from acquisition integration activities.
Adjusted gross margin reconciles to gross margin as follows (in thousands):

	Three Months Ended September 30,
	2026			2025
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Gross margin	$202,895	$312,083	$514,978	$202,226	$225,122	$427,348
Stock-based compensation expense	5,850	7,110	12,960	7,584	5,119	12,703
Amortization of acquired intangible assets	1,730	8,572	10,302	1,318	4,081	5,399
Adjusted gross margin	$210,475	$327,765	$538,240	$211,128	$234,322	$445,450
Gross margin %	43.0%	71.4%	56.7%	49.9%	73.8%	60.1%
Adjusted gross margin %	44.6%	75.0%	59.2%	52.1%	76.8%	62.7%

	Nine Months Ended September 30,
	2026			2025
	Connected Devices	Software and Services	Total	Connected Devices	Software and Services	Total
Gross margin	$686,252	$852,459	$1,538,711	$555,794	$641,036	$1,196,830
Stock-based compensation expense	17,141	17,663	34,804	22,643	15,508	38,151
Amortization of acquired intangible assets	5,189	24,380	29,569	3,988	11,560	15,548
Compensation taxes related to Employee XSP vesting	426	633	1,059	634	854	1,488
Severance costs (1)	121	20	141	—	—	—
Inventory step-up amortization	—	—	—	607	—	607
Adjusted gross margin	$709,129	$895,155	$1,604,284	$583,666	$668,958	$1,252,624
Gross margin %	48.0%	71.7%	58.7%	49.5%	74.5%	60.4%
Adjusted gross margin %	49.6%	75.3%	61.2%	52.0%	77.8%	63.2%
(1)For the nine months ended September 30, 2026, non-recurring severance costs recorded to cost of service and product sales consisted of stock-based compensation, cash payments and employee benefits.
Liquidity and Capital Resources
Summary

	September 30, 2026	December 31, 2025	Dollar Change
Cash and cash equivalents	$1,458,817	$1,201,147	$257,670
Available-for-sale investments	181,587	505,417	(323,830)
Total	$1,640,404	$1,706,564	$(66,160)
Our most significant source of liquidity typically includes funds generated by operating activities and available cash and cash equivalents and short-term investments. As of September 30, 2026, we had $1.5 billion of cash and cash equivalents, an increase of $257.7 million from December 31, 2025. As of September 30, 2026, we had $181.6 million of available-for-sale investments, a decrease of $323.8 million from December 31, 2025, primarily due to sales and maturities of available-for-sale securities during the period. Refer to Note 3 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
In addition, our Credit Agreement is available for additional working capital needs or investment opportunities. As of September 30, 2026, we had letters of credit outstanding of approximately $9.1 million under the facility and available borrowing of $490.9 million. Refer to Note 8 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
As of September 30, 2026, we have an aggregate of $1.75 billion of Senior Notes and $1.15 billion of 2031 Notes outstanding. As of September 30, 2026, none of our subsidiaries guarantee the Senior Notes or 2031 Notes. Our non-guarantor subsidiaries accounted for approximately 19% of our total revenue for the nine months ended September 30, 2026, and approximately 17% and 6% of our total consolidated assets and liabilities (excluding the effect of intercompany transactions), respectively, as of September 30, 2026. Refer to Note 8 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details of the 2031 Notes.
On November 5, 2026, we entered into agreements to make incremental minority investments of up to $1.2 billion in Skydio. We expect the investments to be settled with up to approximately $720.0 million in cash and the remainder in shares of the Company’s common stock, with the final mix subject to the results of a tender offer and secondary purchases that are expected to close in the fourth quarter of 2026 and first quarter of 2027. We paid approximately $127.5 million in cash at the closing of the Company’s primary investment on November 5, 2026, and the remaining cash consideration will be funded utilizing our available cash on hand. Refer to Note 15 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,		Dollar Change
	2026	2025
Operating activities	$8,247	$(5,896)	$14,143
Investing activities	(618,294)	(498,490)	(119,804)
Financing activities	870,468	1,468,024	(597,556)
Effect of exchange rate changes on cash and cash equivalents	(1,786)	5,741	(7,527)
Net increase (decrease) in cash and cash equivalents and restricted cash	$258,635	$969,379	$(710,744)
Operating activities
Net cash provided by operating activities was $8.2 million for the nine months ended September 30, 2026 compared to net cash used in operating activities of $5.9 million for the nine months ended September 30, 2025.
The net operating cash inflow for the nine months ended September 30, 2026 includes net income of $255.7 million, an increase of $133.8 million when compared to the same period in the prior year. Primary drivers of the non-cash adjustments to net income during the nine months ended September 30, 2026 include $435.1 million of stock-based compensation expense for employee equity programs, $96.1 million of depreciation and amortization, and $36.1 million for deferred income taxes, partially offset by $257.6 million in fair value adjustments for net realized and unrealized gains and losses on our strategic investments and marketable securities. The realized and unrealized gains on our strategic investments were primarily driven by observable price changes for one of our investees. The deferred income taxes were primarily driven by investment-related gains and the amortization of previously capitalized R&D, partially offset by unvested stock-based compensation.
The change in operating assets and liabilities during the nine months ended September 30, 2026, when compared to the same period in the prior year, includes an increase in inventory purchases of $180.0 million, partially offset by $64.1 million of accounts payable, accrued and other liabilities. The increased inventory activity was primarily driven by advanced purchases of materials for TASER 10 CEDs and counter-drone equipment. Net of deferred revenue, our increase in receivables and contract assets of $19.2 million was driven by our increased sales, as well as the timing of invoicing and cash collections.
Investing activities
Net cash used in investing activities was $618.3 million for the nine months ended September 30, 2026 compared to $498.5 million for the nine months ended September 30, 2025. The net investing cash outflow is primarily driven by $552.0 million for business combination activity which is substantially all related to the Carbyne acquisition, $490.7 million for investment purchases which include $309.2 million of strategic investment purchases, and $82.8 million for purchases of property and equipment. The cash outflow was partially offset by $509.4 million of proceeds from calls, maturities and sales of available-for-sale and marketable securities investments. The increase in net cash outflow compared to the prior period is primarily driven by the acquisition of Carbyne, partially offset by decreased net purchases of available-for-sale and marketable securities and strategic investments.

Financing activities
Net cash provided by financing activities was $870.5 million for the nine months ended September 30, 2026 compared to $1.5 billion for the nine months ended September 30, 2025. The financing cash inflow in the current period was primarily driven by gross proceeds from the 2031 Notes issuance of $1.15 billion and $100.3 million of net cash proceeds from our ATM equity offering program. The proceeds were partially offset by $114.9 million of capped call purchases in relation to the 2031 Notes issuance, $167.2 million of income and payroll tax payments made on behalf of employees who net-settled stock awards during the period excluding $0.1 million which was not yet remitted as of September 30, 2026, $81.1 million of principal payments related to the redemption of our 2027 Notes, and $17.3 million of transaction expenses associated with the offering and revolver modifications. Net cash provided by financing activities in the prior period primarily reflects gross proceeds of $1.8 billion from the Senior Notes issuance, partially offset by principal payments of $407.5 million related to the induced conversion of our 2027 Notes during the nine months ended September 30, 2025. The decrease in net cash inflow compared to the prior period is primarily driven by lower proceeds from debt and equity issuances and capped call premiums paid in the current period, partially offset by fewer principal payments.
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
Our critical accounting estimates are discussed in our 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no significant changes to these critical accounting estimates for the nine months ended September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We historically invested in various financial instruments which have consisted principally of money market accounts, certificates of deposit, and corporate and municipal bonds with a typical long-term debt rating of “A” or better by any nationally recognized statistical rating organization, denominated in U.S. dollars. All of our cash equivalents and investments are treated as “available-for-sale”. Based on investment positions as of September 30, 2026, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.4 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
Additionally, we have access to a $500.0 million line of credit borrowing facility which bears interest at SOFR plus 1.25% to 1.75% per year determined in accordance with a pricing grid based on our maximum net leverage ratio and minimum interest coverage ratio. Under the terms of the line of credit, available borrowings are reduced by outstanding letters of credit, which totaled $9.1 million at September 30, 2026. At September 30, 2026, there was no amount outstanding under the line of credit, and the available borrowing under the line of credit was $490.9 million. We have not borrowed any funds under the line of credit since its inception; however, should we need to do so in the future, such borrowings could be subject to adverse or favorable changes in the underlying interest rate.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer are responsible for the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The discussion in Note 11 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.
Item 1A. Risk Factors
There have been no material changes to the risk factors outlined in our Annual Report on Form 10-K for the year ended December 31, 2025, with the exception of the following risks related to our indebtedness. Refer to Note 8 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
Our 2027 Note Hedge, 2027 Warrant, and 2031 Capped Call transactions may impact the value of our common stock.
In connection with the pricing of the 2027 Notes, we entered into 2027 Note Hedge transactions and 2027 Warrant transactions with certain investment banks (together with the 2031 Option Counterparties, the “Option Counterparties”). We entered into agreements with the 2027 Option Counterparties in March 2025 to leave the 2027 Note Hedge transactions outstanding until the original maturity of the 2027 Notes in respect of the 2027 Notes we exchanged in March 2025. Further, we unwound a portion of the 2027 Note Hedge and 2027 Warrant transactions in conjunction with our redemption of all of our outstanding 2027 Notes. As of the date of filing this Quarterly Report on Form 10-Q, a portion of the 2027 Note Hedge and 2027 Warrant transactions were still outstanding, notwithstanding the extinguishment of our 2027 Notes. As a result, the 2027 Warrant transactions could have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the 2027 Warrants.
In September 2026, in connection with the pricing of the 2031 Notes, we entered into the 2031 Capped Calls with the 2031 Option Counterparties, which may reduce potential dilution to our common stock or offset any potential cash payments we are required to make in excess of the principal amount of converted 2031 Notes, as the case may be, with such reduction or offset subject to a cap. The 2031 Capped Calls do not offset any potential dilutive effect for purposes of calculating diluted income per common share. Additionally, the Option Counterparties or their affiliates may adjust their hedge positions by entering into or unwinding various derivatives linked to our common stock, or by buying or selling our common stock or other securities in secondary market transactions. Such actions could cause fluctuations in the market price of our common stock, potentially causing it to rise or fall. If any of the 2027 Note Hedge, 2027 Warrant or 2031 Capped Call transactions do not perform as anticipated, the 2027 Option Counterparties or 2031 Option Counterparties, as the case may be, may unwind their positions, which could adversely affect our stock price.
The effect of these transactions and related activities on the market price of our common stock will depend in part on market conditions and other factors beyond our control, and their impact cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.
We are exposed to counterparty risk with respect to the 2027 Note Hedge and 2031 Capped Call transactions.
The Option Counterparties are financial institutions, and we face the risk that any or all of them might default on their obligations under the 2027 Note Hedge transactions or the 2031 Capped Call transactions. Our exposure to this credit risk is unsecured, as the Option Counterparties have not secured their obligations by any collateral.
If an Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure under the 2027 Note Hedge transactions or the 2031 Capped Call transactions, as applicable, at that time. Our exposure will depend on many factors, including an increase in the market price and volatility of our common stock. An Option Counterparty default could also have tax consequences, could reduce the anticipated benefits of the 2027 Note Hedge transactions or the 2031 Capped Call transactions, as applicable, and could increase dilution relative to our current expectations. We cannot provide assurances as to the financial stability or solvency of the Option Counterparties, and any default could materially and adversely affect our financial results.

Our indebtedness contains restrictive covenants that could limit our operational flexibility and adversely affect the value of our common stock.
Our revolving credit facility, as amended in September 2026, and the indentures governing our 2030 Notes, 2031 Notes and 2033 Notes (collectively, the “Notes”) impose certain restrictions, as applicable, on our ability to, among other matters, incur additional debt and liens, make distributions to our shareholders in certain circumstances, dispose of assets and enter into mergers, consolidations, and transfers of all or substantially all of our assets. In addition, the revolving credit facility requires us to maintain specified financial ratios and satisfy other financial condition tests. Further, following certain change of control events, we would be required to offer to repurchase the Notes, and such events would also constitute an event of default under our revolving credit facility. The indenture governing the 2031 Notes contains customary provisions relating to consolidation, merger, and sale of assets and certain protections in connection with a “Fundamental Change” and certain make-whole events, as described therein.
These limitations may restrict our ability to operate our business, pursue strategic transactions, or otherwise respond to changing business or economic conditions. Consequently, compliance with these covenants could adversely affect our business and the value of our common stock.
The conditional conversion and settlement features of the 2031 Notes may adversely affect our liquidity, financial condition, and existing stockholders. Prior to June 15, 2031, holders of the 2031 Notes may convert their notes only during specified periods under specified conditions. If the conditional conversion feature is triggered, holders may convert their 2031 Notes at any time during specified periods. On or after June 15, 2031, holders of the 2031 Notes may convert their 2031 Notes at any time. If one or more holders elect to convert their 2031 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
Even if no holders convert their 2031 Notes, under applicable accounting rules we may be required, in certain circumstances, to reclassify some or all of the outstanding principal amount of the 2031 Notes from a long-term to a current liability, which would reduce our reported working capital. If we settle our conversion obligations or any repurchase obligations arising upon a “Fundamental Change” under the 2031 Notes, in whole or in part, through the issuance of shares of our common stock, that issuance could dilute the ownership interests of our existing stockholders and could depress the market price of our common stock.
Conversion of the 2031 Notes, or any issuance or delivery of our common stock in connection with the Holder Repurchase Option under the 2031 Notes, may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of the 2031 Notes, or any issuance or delivery of our common stock in connection with the Holder Repurchase Option under the 2031 Notes, may dilute the ownership interests of our stockholders. Upon conversion of the 2031 Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. In addition, we may elect to satisfy some or all of our obligation in respect of the principal amount of the repurchase price for holders exercising any Holder Repurchase Option by issuing or delivering shares of our common stock in certain circumstances. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, or to deliver any shares of our common stock in connection with the Holder Repurchase Option, any sales in the public market of our common stock so issuable could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2031 Notes may encourage short selling by market participants because the shares of our common stock issuable or deliverable upon conversion of the 2031 Notes or in connection with the Holder Repurchase Option, as the case may be, could be used to satisfy short positions, or anticipated conversion of the 2031 Notes into shares of our common stock, or anticipated issuance or delivery of shares of our common stock in connection with the Holder Repurchase Option, could depress the price of our common stock.

Fulfilling our debt obligations requires significant cash resources, which may exceed our available cash flow.
Our ability to meet our debt obligations, including making scheduled principal and interest payments, refinancing obligations, and satisfying conversion or repurchase obligations under our 2031 Notes, depends on our future performance and external factors beyond our control. In particular, we may need cash to satisfy obligations arising from the maturity or refinancing of our outstanding notes, conversions of the 2031 Notes to the extent we elect or are required to settle any portion of our conversion obligations in cash, repurchases of the 2031 Notes following a fundamental change, or repurchases of the 2031 Notes for cash in connection with any exercises of the Holder Repurchase Option under the 2031 Notes. If our business fails to generate sufficient cash flow from operations to meet these obligations and fund capital expenditures, we may be required to adopt alternatives (for example, asset sales, debt restructuring or equity financing) that may be on unfavorable or dilutive terms. Further, our ability to refinance our indebtedness will depend on market conditions and our financial standing at such time, which may be unfavorable. If we are unable to identify or pursue acceptable alternatives on commercially reasonable terms, we could be unable to meet our debt obligations, which could result in a default.
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
4.1
Base Indenture, dated as of September 18, 2026, between Axon Enterprise, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed September 21, 2026)

4.2
First Supplemental Indenture, dated as of September 18, 2026, between Axon Enterprise, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed September 21, 2026)

4.3	Form of 0% Convertible Senior Note due 2031 (incorporated by reference to Exhibit A in Exhibit 4.2 to the Current Report on Form 8-K, filed September 21, 2026)
10.1	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed September 21, 2026)
10.2
Amendment No. 2, dated September 15, 2026 amending the Credit Agreement dated December 15, 2022, among the Company, the Lenders party thereto and the Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed September 21, 2026)

31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL
_______________________________________
+Management contract or compensatory plan or arrangement
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXON ENTERPRISE, INC.

Date:	November 5, 2026
		By:	/s/ PATRICK SMITH
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2026	By:	/s/ BRITTANY BAGLEY
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)